Form 10QSB
period 1996-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1996-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter Ended: March 31, 1996      Commission file number:  0-24930

CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:   904-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of March 31, 1996, the Company had outstanding ***1,100,000*** shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                               (Unaudited)



                                 ASSETS
                                                               March
                                                               31, 1996
CURRENT ASSETS
    Cash and Cash Equivalents                                   $  8,449
    Accounts Receivable                                           10,300
    Inventory                                                     76,469
    Deposits and Prepaid Expenses                                  8,991
    Note Receivable - Employee, Current Portion                    4,326
                                                                ________
  TOTAL CURRENT ASSETS                                           108,535
                                                                ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                       48,528
    Leasehold Improvements                                        24,800
                                                                ________
                                                                  73,328
    Less:  Accumulated Depreciation                               28,722
                                                                ________
  TOTAL PROPERTY AND EQUIPMENT                                    44,606
                                                                ________
  OTHER ASSETS
    Note Receivable - Employee, Less Current Portion               4,639
    Deposits and Other                                            12,317
    Advances to and Investment in Joint Venture                   37,008
    License Fee                                                   34,966
                                                                ________
  TOTAL OTHER ASSETS                                              88,930
                                                                ________
TOTAL ASSETS                                                    $242,071

                                                                ========

                            (CONTINUED)

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                               (Unaudited)
                               (CONCLUDED)



                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              March
                                                              31, 1996
  CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                   $    28,619
    Note Payable on Line-of-Credit                                5,000
    Payable to Former Stockholder                                 6,421
                                                            ___________
  TOTAL CURRENT LIABILITIES                                      40,040

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                     6,250
                                                            ___________

  STOCKHOLDERS' EQUITY
    Common Stock, Par Value $.0001 Per Share, 5,000,000
    Shares Authorized, 993,700 Shares Issued and
    Outstanding, 33,400 Shares Subscribed                           103
    Additional Paid-In Capital                                1,574,945
    Common Stock Issued for Future Services                     (22,813)
    Accumulated Deficit                                      (1,356,454)
                                                            ___________
  TOTAL STOCKHOLDERS' EQUITY                                    195,781

                                                            ___________



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   242,071
                                                            ===========

             See Accompanying Notes to Financial Statements.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)
                                                      Three Months
                                                     Ended March 31,
                                                    1996        1995
Product Sales                                   $  30,776     $ 135,128
Cost of Products Sold                               4,526        21,617
                                                _________     _________
GROSS PROFIT                                       26,250       113,511
                                                _________     _________
OPERATING EXPENSES
  Advertising                                       3,523         2,723
  Depreciation and Amortization                    22,002         3,557
  Consulting Fees                                   4,660         7,875
  Office Expenses                                   7,379        14,869
  Professional Fees                                11,651        41,585
  Travel and Entertainment                          4,002         2,916
  Rent                                              5,373         5,478
  Research and Development Costs                    1,950            --
  Salaries and Benefits                            28,495        31,759
  Taxes and Licenses                                4,571         4,804
                                                _________     _________
TOTAL OPERATING EXPENSES                           93,606       115,566
                                                _________     _________
LOSS FROM OPERATIONS                              (67,356)       (2,055)
                                                _________     _________
OTHER INCOME (EXPENSE)
  Investment and Other Income                         606         3,389
  Equity in Loss from
    Unconsolidated Subsidiary                      (5,487)           --
  Interest Expense                                   (257)           --
                                                _________     _________
TOTAL OTHER INCOME (EXPENSE)                       (5,138)        3,389
                                                _________     _________
NET (LOSS) INCOME                               $ (72,494)    $   1,334
                                                =========     =========
(LOSS) PER COMMON SHARE                         $    (.07)    $      --
                                                =========     =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     1,018,700     1,018,700
                                                =========     =========






              See Accompanying Notes to Financial Statements.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)


                                                      Three Months
                                                     Ended March 31,
                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $(72,494)    $   1,334
                                                 ________     _________
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used for Operating Activities:
      Depreciation and Amortization                22,002         3,557
      Deferred Compensation Earned                  1,437            --
      Equity in Loss of Unconsolidated
        Joint Venture                               5,487            --
      Stock Issued for Services                        --         1,875
      Decrease (Increase) in Accounts
        Receivable                                 26,185       (66,885)
      Decrease in Inventory                         1,812         7,917
      Decrease (Increase) in Deposits
        and Prepaid Expenses                          150        (1,304)
      (Decrease) Increase in Accounts Payable
        and Accrued Expenses                      (17,001)       10,675
                                                 ________     _________
      Total Adjustments                            40,072       (44,165)
                                                 ________     _________
NET CASH USED FOR OPERATING ACTIVITIES            (32,422)      (42,831)
                                                 ________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Joint Venture                       (10,000)           --
  Repayment of Employee Loan                        1,203            --
  Purchase of Equipment and Leasehold
    Improvements                                     (130)      (10,652)
  Cash Paid for License                                --       (38,742)
  Cash Loan to Employee                                --       (13,000)
                                                 ________     _________
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       (8,927)      (62,394)
                                                 ________     _________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                           3,025            --
                                                 ________     _________
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,025            --
                                                 ________     _________

                                (CONTINUED)

               CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)
                                (CONCLUDED)

                                                      Three Months
                                                     Ended March 31,
                                                    1996        1995
NET DECREASE IN CASH AND CASH EQUIVALENTS         (38,324)     (105,225)
CASH AND CASH EQUIVALENTS, Beginning of Period     46,773       390,396
                                                 ________     _________
CASH AND CASH EQUIVALENTS, End of Period         $  8,449     $ 285,171
                                                 ========     =========


SUPPLEMENTALAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Year For:
      Interest                                  $    257      $      --
        >

              See Accompanying Notes to Financial Statements.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

The information presented herein as of March 31, 1996, and for the three months ended March 31, 1996 and 1995, is unaudited.


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - COMMITMENTS

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $25,000. Since $7,200 has been recorded as of December 31, 1995, the remaining $17,800 has been recognized as amortization expense in the first quarter of 1996.

On August 1, 1994, the Company entered into a five year consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)


NOTE 2 - COMMITMENTS (concluded)

distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1995, the Company discontinued its monthly payment to Yellen in accordance with the agreement. Additionally, the Company will pay
Yellen royalties of up to 5% of sales for products acquired through Yellen, or Cyclodextrin sales made by Yellen for three to five years. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase, with the option remaining (exercisable) of 20,000 shares within the next two years, reducing to 10,000 shares in the third year. Consulting expense will be recognized during the period in which Yellen elects to acquire shares of the Company's common stock based on the difference between the market price and the sales price of the Company's common stock. As of March 31, 1996, no options have yet been exercised.

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing October 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $5,373 and $5,478 for March 31, 1996 and 1995, respectively.

On January 1, 1996, the Company resolved to issued 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted below. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend.

Effective February 5, 1996, the Company filed Form SB-2 Registration Statements with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants purchase with a combined proposed maximum aggregate offering price of $1,250,000.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)


NOTE 3 - COMMON STOCK TRANSACTIONS

During 1994, the Company adopted a non-qualified employee stock plan and in December 1994 issued 25,000 shares to employees for future services. The shares are nontransferable by the employees for five years. During years three through five, the employee may request the Company to purchase all or part of the shares at 50% of the current market price of the stock at that date.

The Company valued the 25,000 shares at $37,500, which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company recorded the $37,500 as stock issued for future services, which is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company is amortizing this amount to expense over five years on the straight-line basis, the estimated benefit period of the future services. Any unamortized amount will be charged to expense if an employee terminates their employment with the Company. The Company expensed $1,437 and $1,875 under this plan for the three months ended March 31, 1996 and 1995, respectively.

In June 1995, the Company purchased 10,000 shares of its own common stock for $25,000 from a former employee, payable over the next twelve months. This stock was held in treasury and reissued under the employee stock plan as noted above. The Company recorded $6,250 as stock issued for future services, which was approximately 50% less the bid price at the date of issuance, which will be amortized over 5 years on a straight line basis. Any unamortized amount will be charged to expense if an employee terminates their employment with the Company. The Company recognized $1,437 in compensation expense under this plan for year ended March 31, 1995. There was no expense recorded for year ended March 31, 1995.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years, therefore they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of March 31, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares had not been issued as of March 31, 1996, and are reflected as common stock subscribed in the accompanying financial statements.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)


NOTE 4 - COMMON STOCK SUBJECT TO REPURCHASE

As detailed in Note 3 above, the Company established a nonqualified employee stock plan in 1994, and issued shares under this plan in December, 1994. Also, as noted above, the stock issued under this Plan is redeemable by the Company at the option of the employee, at 50% of the then current market value. The employee can demand redemption at any time beginning on the first day of the third year after issuance ending five years after issuance.

The Company has reserved 100,000 of its common shares authorized of 5,000,000 to be used under this Plan.

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date.

          Year Ending                          Shares   Amount
             1996                                  --   $   --
             1997                              15,000    3,750
             1998                              10,000    2,500
                                               ______   ______
          Total                                25,000   $6,250
                                               ======   ======


NOTE 5 - MAJOR CUSTOMERS

Sales to three customers for the three months ended March 31, 1996, consisted of approximately 56% of total sales. Sales to these three customers were 84% of total sales for the three months ended March 31, 1995.


NOTE 6- LINE OF CREDIT

The Company has a $75,000 line of credit with a bank. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due in June 1996. The line is collateralized by accounts receivable and inventory.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONCLUDED)


NOTE 7 - JOINT VENTURE

Effective May 1, 1995, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company has advanced Ocudex $44,000 as of March 31, 1996.

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $5,487 for the first quarter of 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and

Management Discussion and Analysis


Liquidity and Capital Resources

At March 31, 1996 the Company's main source of liquidity was in its inventory holding of $76,469, which was 32% of total assets. The sources of liquidity at December 31, 1995 were $46,773 in cash and $36,652 in accounts receivable which represented 26% of total assets. The change in the source of liquidity is expected since the Company has been active in the marketing of Garlessence and other products. In anticipation of sales it has been necessary to build up Garlessence inventory using cash.

The Company has established substantial inventory of Garlessence and does not expect to expend more than an additional $10,000 in incidental costs to distribute the product before substantial distributor sales are realized. In the first quarter of 1996 the company sold directly about $500 of Garlessence at more than a 70% gross profit. The Company has postponed purchasing additional inventory of Garlessence until sales reach levels to support such purchases. Therefore, no new expenditures are anticipated for Garlessence(tm) or
Appromote(tm) until sales revenue is generated to cover such expenditures.

However, should the rate of expansion and volume of sales increase substantially, the Company would require additional funds to finance inventory and accounts receivable and to fund increased costs of advertising and marketing, among other things. To meet the expected future growth, the Company expects to raise up to $1.25 million in a private offering in 1996. In addition, in June of 1995, the Company obtained a $75,000 line of credit from a commercial bank. The Company expects to use this line of credit to purchase inventory needed to support the launch of Garlessence and for other short term production working capital. As of March 31, 1996, there is a $5,000 outstanding balance on this line of credit.

On July 7, 1994 the Company entered into a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. Rent for year two has been prepaid and earns interest at 9% on the balance not yet applied each month. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex utilizing an aggregate of approximately 1,650 square feet. This plant has been built and can be expanded according to "GMP" (good manufacturing practices) specifications anticipating the commercial needs of the markets the Company serves. During 1994 and 1995, the Company expended significant effort and $65,000 in capital improvements to complete the facility. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion.

On August 1, 1994, the Company entered into a five-year consulting agreement (renewable annually by mutual agreement) with Yellen Associates ("Yellen"), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1995, the Company discontinued its monthly payments to Yellen in accordance with the agreement. Additionally, the Company will pay Yellen royalties of up to 5% of sales for
products acquired through Yellen or cyclodextrin sales made by Yellen.   The
Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase with the option remaining (exercisable) of 20,000 shares within the next two years, reducing to 10,000 shares in the third year. The sale of this stock is not contingent upon meeting any given sales amount. Yellen did not purchase any stock under this agreement as of March 31, 1996.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $25,000. Since $7,200 has been recorded as of December 31, 1995, the remaining $17,800 has been recognized as amortization expense in the first quarter of 1996.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months operations that will result in profitable sales revenues to be credited to Ocudex and used for subsequent expansion of Ocudex. CTD has advanced Ocudex $34,000 in 1995 on which it realized an operating loss of $1,505, but a taxable profit of $63. As of March 31, 1996, the Company advanced Ocudex an additional $10,000 and has realized a loss of $5,487 for the first quarter 1996. The Company intends to apply additional funds during 1996 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary CD improved generic ophthalmic drugs using CD's brought to it by CTD. Successfully obtaining such funding will benefit CTD in terms of achieving a net asset value that will qualify it for NASDAQ small cap listing. As of March 31, 1996 there have been no sales of these products.

The Company purchased 10,000 shares of its own common stock for $25,000 from a former employee on May 3, 1995 payable over the following 12 months. As of March 31, 1996, $6,421 of that obligation remained for satisfaction in the second quarter of 1996.

In 1995, the Company sponsored validation testing at the University of Florida on a new cyclodextrin-based veterinary euthanasia product; approximately $12,500 has been spent in the initial studies required to test this new product. No additional expenses were incurred for the new cyclodextrin-based veterinary euthanasia product in the first quarter. Additional formulation work and efficacy validation will be done along with the writing and submission of the patent protecting the invention. The expenses for this work will be spread out over the remainder of the year with the greatest impact to be felt in the third and fourth quarter of 1996. The Company spent $12,500 in the initial studies in 1995.

The Company continues to explore the acquisition and development of new products through licensing and joint ventures with and without cyclodextrins to increase sales. However, the acquisition and development of these new products may require additional funding and there is no assurance that any additional funding will be available.

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Product sales were $30,776 and $135,128 for the quarters ended March 31, 1996 and 1995, respectively. This 77% decrease is primarily due to the ordering patterns of these few customers. Such volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate the volatility by expanding its product line to more routinely purchased products. The Company expects to increase sales from Garlessence in 1996. Although sales have been much slower developing than anticipated, as they grow, they will provide not only a substantial increase in sales revenues but stability as well.

Despite the low first quarter sales, the Company continues to experience a large gross profit margin. Gross profit for the first quarter of 1996 is approximately 85%. The gross profit for the first quarter in 1995 was 84%. Due to the fact that the cyclodextrin complexes are produced in the on-site laboratory rather than contracted out as was done in the past, the gross profit remains fairly high.

Operating expenses for advertising, travel & entertainment and research & development have increased 68% from the prior year first quarter. Expansion has significantly increased the Company's outflow for these expenses. These costs have been incurred to allow the Company to expand its sales, develop new products and implement its strategy of creating operational affiliates that will use cyclodextrins in herbal medicines and water treatment. The Company expects the small increases already seen in sales of these new products to accelerate as these expansion efforts begin to coalesce. Sales in the second quarter are expected to bring the Company back to its budgeted levels and significantly reduce the rate at which the Company uses cash.

Operating expenses for such items as consulting and professional fees decreased 67% from the same prior period. The Company enjoyed a 72% decrease in professional fees from the first quarter 1995 ($41,585) to the first quarter 1996 ($11,651) due to the non-recurrence of extraordinary legal and auditing fees associated with the company becoming a reporting public company and legal fees associated with the approval of Garlessence(tm).

PART II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                             Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                None

   (3)      Articles of Incorporation and By-Laws:
            (i) Certificate of Incorporation filed August 9, 1990, incorporated by reference to the Company's Form 10-SB filed with the U.S. Securities and Exchange Commission February 1, 1994.

            (ii) By-Laws incorporated by reference to the Company's Form 10-SB filed with the U.S. Securities and Exchange Commission February 1, 1994.

            (iii) Certificates of Amendment to the Articles of Incorporation filed November 18, 1993, and September 24, 1993, incorporated by reference to the Company's Form 10-SB filed with the U.S. Securities and Exchange Commission February 1, 1994.

   (4)      Instruments defining the Rights of Security Holders      None

   (10)     Material Contracts                                       None

   (12)     Statement re: Computation of Per Share Earnings

  (15)      Letter re: Unaudited Interim Financial Information       None

  (18)      Letter re: Change in Accounting Principles               None

  (19)      Report Furnished to Security Holders                     None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                         None

  (23)      Consents of Experts and Counsel                          None

  (24)      Power of Attorney                                        None

   (27)     Financial Data Schedule

  (99)      Additional Exhibits                                      None

(b) Reports on Form 8-K                                              None

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1996

                                          C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


	Net income (loss) per common share is based on the weighted average number of shares outstanding during the periods. Those stock options outstanding that are dilutive have been considered in determining net income
(loss) per share and the weighted average number of shares outstanding.