Form 10QSB/A
period 1996-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1996-06-11
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549

                          FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of March 31, 1996, the Company had outstanding ***1,100,100*** shares of its common stock.


PART I:  Financial Information











              CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

            QUARTERLY STATEMENTS FOR THE THREE MONTHS ENDED
                        MARCH 31, 1996 AND 1995

CONTENTS                                                            PAGE

BALANCE SHEET                                                        1-2
STATEMENTS OF OPERATIONS                                              3
STATEMENTS OF CASH FLOWS                                             4-5
NOTES TO FINANCIAL STATEMENTS                                       6-10

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                               (Unaudited)



                                 ASSETS
                                                                  March
                                                                31, 1996
CURRENT ASSETS
    Cash and Cash Equivalents                                   $  8,449
    Accounts Receivable                                           10,300
    Inventory                                                     76,469
    Deposits and Prepaid Expenses                                  8,991
    Note Receivable - Employee, Current Portion                    4,326
                                                                ________
  TOTAL CURRENT ASSETS                                           108,535
                                                                ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                       48,528
    Leasehold Improvements                                        24,800
                                                                ________
                                                                  73,328
    Less:  Accumulated Depreciation                               28,722
                                                                ________
  TOTAL PROPERTY AND EQUIPMENT                                    44,606
                                                                ________
  OTHER ASSETS
    Note Receivable - Employee, Less Current Portion               4,639
    Deposits and Other                                            12,317
    Advances to and Investment in Joint Venture                   37,008
    License Fee                                                   34,966
    Deferred Offering Costs                                        5,000
                                                                ________
  TOTAL OTHER ASSETS                                              93,930
                                                                ________
TOTAL ASSETS                                                    $247,071
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
                                                            ___________

  STOCKHOLDERS' EQUITY
    Common Stock, Par Value $.0001 Per Share, 5,000,000
    Shares Authorized, 993,700 Shares Issued and
    Outstanding, 81,400 Shares Subscribed                           108
    Additional Paid-In Capital                                1,586,940
    Common Stock Issued for Future Services                     (22,813)
    Accumulated Deficit                                      (1,363,454)
                                                            ___________
  TOTAL STOCKHOLDERS' EQUITY                                    200,781
                                                            ___________



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   247,071
                                                            ===========


             See Accompanying Notes to Financial Statements.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                    1996        1995
Product Sales                                   $  30,776     $ 135,128
Cost of Products Sold                               4,526        21,617
                                                _________     _________
GROSS PROFIT                                       26,250       113,511
                                                _________     _________
OPERATING EXPENSES
  Advertising                                       3,523         2,723
  Depreciation and Amortization                    22,002         3,557
  Consulting Fees                                   4,660         7,875
  Office Expenses                                   7,379        14,869
  Professional Fees                                18,651        41,585
  Travel and Entertainment                          4,002         2,916
  Rent                                              5,373         5,478
  Research and Development Costs                    1,950            --
  Salaries and Benefits                            28,495        31,759
  Taxes and Licenses                                4,571         4,804
                                                _________     _________
TOTAL OPERATING EXPENSES                          100,606       115,566
                                                _________     _________
LOSS FROM OPERATIONS                              (74,356)       (2,055)
                                                _________     _________
OTHER INCOME (EXPENSE)
  Investment and Other Income                         606         3,389
  Equity in Loss from
    Unconsolidated Subsidiary                      (5,487)           --
  Interest Expense                                   (257)           --
                                                _________     _________
TOTAL OTHER INCOME (EXPENSE)                       (5,138)        3,389
                                                _________     _________
NET (LOSS) INCOME                               $ (79,494)    $   1,334
                                                =========     =========
(LOSS) PER COMMON SHARE                         $    (.07)    $      --
                                                =========     =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     1,099,027     1,018,700
                                                =========     =========



              See Accompanying Notes to Financial Statements.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $(72,494)    $   1,334
                                                 ________     _________
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used for Operating Activities:
Depreciation and Amortization                      22,002         3,557
      Deferred Compensation Earned                  1,437            --
      Equity in Loss of Unconsolidated
        Joint Venture                               5,487            --
      Stock Issued for Services                     7,000         1,875
      Decrease (Increase) in Accounts
        Receivable                                 26,185       (66,885)
      Decrease in Inventory                         1,812         7,917
      Decrease (Increase) in Deposits
        and Prepaid Expenses                          150        (1,304)
      (Decrease) Increase in Accounts Payable
        and Accrued Expenses                      (17,001)       10,675
                                                 ________     _________
      Total Adjustments                            47,072       (44,165)
                                                 ________     _________
NET CASH USED FOR OPERATING ACTIVITIES            (32,422)      (42,831)
                                                 ________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Joint Venture                       (10,000)           --
  Repayment of Employee Loan                        1,203            --
  Purchase of Equipment and Leasehold
    Improvements                                     (130)      (10,652)
  Cash Paid for License                                --       (38,742)
  Cash Loan to Employee                                --       (13,000)
                                                 ________     _________
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       (8,927)      (62,394)
                                                 ________     _________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                           3,025            --
                                                 ________     _________
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,025            --
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

On January 1, 1996, the Company resolved to issued 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted below. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. These shares had not been issued as of March 31, 1996, and are reflected as common stock subscribed in the accompanying financial statements.

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

Exhibits

   (27)     Financial Data Schedule

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 10, 1996

                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer