Form 10QSB
period 1996-06-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1996-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


For Quarter Ended: June 30, 1996      Commission file number:  0-24930

CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:   904-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of June 30, 1996, the Company had outstanding ***1,100,000*** shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement


                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE SIX MONTHS ENDED
                            JUNE 30, 1996 AND 1995



CONTENTS                                                          PAGE

BALANCE SHEET                                                      1-2
STATEMENTS OF OPERATIONS                                            3
STATEMENTS OF CASH FLOWS                                           4-5
NOTES TO FINANCIAL STATEMENTS                                     6-12

              CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                              JUNE 30, 1996
                               (Unaudited)




                                 ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                 $  6,602
    Accounts Receivable                                         43,609
    Inventory                                                   78,879
    Deposits and Prepaid Expenses                                5,410
    Note Receivable - Employee, Current Portion                  4,633
                                                              ________
  TOTAL CURRENT ASSETS                                         139,133
                                                              ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                     48,928
    Leasehold Improvements                                      24,800
                                                              ________
                                                                73,728
    Less:  Accumulated Depreciation                             32,977
                                                              ________
  TOTAL PROPERTY AND EQUIPMENT                                  40,751
                                                              ________
  OTHER ASSETS
    Note Receivable - Employee, Less Current Portion             3,510
    Deposits and Other                                           7,513
    Advances to and Investment in Joint Venture                 40,395
    License Fee                                                 30,000
    Deferred Offering Costs                                     42,510
                                                              ________
  TOTAL OTHER ASSETS                                           123,928
                                                              ________
TOTAL ASSETS                                                  $303,812
                                                              ========

                            (CONTINUED)

                                -1-
                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                              JUNE 30, 1996
                               (Unaudited)
                               (CONCLUDED)


                   LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                 $     8,938
    Note Payable on Line-of-Credit                             43,700
                                                          ___________
  TOTAL CURRENT LIABILITIES                                    52,638

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                   9,375
                                                          ___________

  STOCKHOLDERS' EQUITY
    Voting Common Stock, Par Value $.0001 Per Share,
    10,000,000 Shares Authorized, 993,700 Shares
    Issued and Outstanding, 81,400 Shares Subscribed;
    Non-Voting Common Stock, Par Value $.0001 Per
    Share, 10,000,000 Shares Authorized, 0 Shares
    Issued                                                        108
    Additional Paid-In Capital                              1,592,940
    Common Stock Issued for Future Services                   (21,375)
    Accumulated Deficit                                    (1,329,874)
                                                          ___________
  TOTAL STOCKHOLDERS' EQUITY                                  241,799
                                                          ___________


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   303,812
                                                          ===========



             See Accompanying Notes to Financial Statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                         1996      1995        1996     1995
Product Sales                        $ 116,037  $  48,370  $ 146,813 $183,498
Cost of Products Sold                   10,014      7,489     14,540   29,106
                                     _________  _________  _________ ________
GROSS PROFIT                           106,023     40,881    132,273  154,392
                                     _________  _________  _________ ________
OPERATING EXPENSES
  Advertising                          3,309     18,677      6,832     21,399
  Depreciation and Amortization        9,047      5,145     31,049      8,702
  Consulting Fees                      1,500         --      1,500      6,000
  Office Expenses                     10,028     21,375     17,407     36,244
  Professional Fees                   11,196     11,330     20,384     52,915
  Travel and Entertainment             5,110      1,808      9,112      4,724
  Rent                                 5,373      5,163     10,746     10,641
  Research and Development Costs       1,983         --      3,933         --
  Salaries and Benefits               28,658     48,652     57,153     82,286
  Taxes and Licenses                   2,971      3,571      7,542      8,375
  Bad Debts                               --         48         --         48
                                   _________  _________  _________  _________
TOTAL OPERATING EXPENSES              79,175    115,769    165,658    231,334
                                   _________  _________  _________  _________
INCOME (LOSS) FROM  OPERATIONS        26,848    (74,888)   (33,385)   (76,942)
                                   _________  _________  _________  _________
OTHER INCOME (EXPENSE)
  Investment and Other Income            362      3,431        967     6,819
  Loss Due to Change in
    Redemption Price on Common
    Stock Subject to Repurchase       (3,125)        --     (3,125)       --
  Equity in Loss from
    Unconsolidated Subsidiary         (3,613)    (9,968)    (9,099)    (9,968)
  Interest Expense                    (1,015)        --     (1,272)        --
                                   _________  _________  _________ __________
TOTAL OTHER INCOME (EXPENSE)          (7,391)    (6,537)   (12,529)    (3,149)
                                   _________  _________  _________ __________
NET INCOME (LOSS)                  $  19,457  $ (81,425) $ (45,914) $ (80,091)
                                   =========  =========  =========  =========
NET INCOME (LOSS) PER
  COMMON SHARE                    $     .02  $    (.08) $    (.04) $    (.08)
                                   =========  =========  =========  =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        1,100,100  1,015,403  1,099,558  1,017,043
                                   =========  =========  =========  =========

              See Accompanying Notes to Financial Statements.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)


                                                       Six Months
                                                     Ended June 30,
                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(45,914)    $ (80,091)
                                                 ________     _________
  Adjustments to Reconcile Net Loss to Net
    Cash Used for Operating Activities:
      Depreciation and Amortization                31,049         8,702
      Deferred Compensation Earned                  2,875            --
      Increase in Market Value of Common
        Stock Subject to Repurchase                 3,125            --
      Equity in Loss of Unconsolidated
        Joint Venture                               9,099         9,968
      Stock Issued for Services                        --        17,500
      Increase in Accounts Receivable              (6,781)      (31,468)
      Increase Decrease in Inventory                 (598)        4,131
      Decrease in Deposits and Prepaid
        Expenses                                    8,535         1,319
      Increase in Deferred Costs                  (24,510)           --
      Decrease in Accounts Payable and
        Accrued Expenses                          (36,682)       (8,911)
                                                 ________     _________
      Total Adjustments                           (13,888)        1,241
                                                 ________     _________
NET CASH USED FOR OPERATING ACTIVITIES            (59,802)      (78,850)
                                                 ________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Joint Venture                       (17,000)      (30,000)
  Repayment of Employee Loan                        2,819            --
  Purchase of Equipment and Leasehold
    Improvements                                     (530)      (26,837)
  Cash Paid for License                                --       (38,742)
  Cash Loan to Employee                              (962)      (12,018)
                                                 ________     _________
NET CASH USED IN INVESTING ACTIVITIES             (15,673)     (107,597)
                                                 ________     _________



                                (CONTINUED)

               CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)
                                (CONCLUDED)

                                                        Six Months
                                                      Ended June 30,
                                                     1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                           3,025            --
  Cash Paid for Treasury Stock                         --        (4,167)
  Proceeds from Line-of-Credit                     39,700            --
  Payments on Line-of-Credit                       (1,000)           --
  Payment to Stockholder on Loan                   (6,421)           --
                                                 ________     _________
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                       35,304        (4,167)

NET DECREASE IN CASH AND CASH EQUIVALENTS         (40,171)     (190,614)
CASH AND CASH EQUIVALENTS, Beginning of Period     46,773       390,396
                                                 ________     _________
CASH AND CASH EQUIVALENTS, End of Period         $  6,602     $ 199,782
                                                 ========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Period For:
      Interest                                  $  1,272      $      --
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITY
    Common Stock Issued for Services            $ 12,000      $      --
    Contribution by Stockholder                 $  6,000      $      --




              See Accompanying Notes to Financial Statements.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


The information presented herein as of June 30, 1996, and for the three and six months ended June 30, 1996 and 1995, is unaudited.


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - COMMITMENTS

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The
Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $30,000.
Since $7,200 has been recorded as of December 31, 1995, the remaining $22,800 has been recognized as amortization expense for the six month period ended June 30, 1996.

On August 1, 1994, the Company entered into a five year consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 2 - COMMITMENTS (continued)

distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1995, the Company discontinued its monthly payment to Yellen in accordance with the agreement. Additionally, the Company will pay
Yellen royalties of up to 5% of sales for products acquired through Yellen, or Cyclodextrin sales made by Yellen for three to five years. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase, with the option remaining (exercisable) of 20,000 shares within the next two years, reducing to 10,000 shares in the third year. Consulting expense will be recognized during the period in which Yellen elects to acquire shares of the Company's common stock based on the difference between the market price and the sales price of the Company's common stock. As of June 30, 1996, no options have yet been exercised.

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing October 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $5,373 and $5,163 for the three months ended June 30, 1996 and 1995, respectively, and was $10,746 and $10,641 for the six months ended June 30, 1996 and 1995, respectively.

In July of 1996, the Company registered Form SB-2 with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,250,500.

On January 1, 1996, the Company resolved to issued 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50%

               CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 2 - COMMITMENTS (continued)

less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. These shares had not been issued as of June 30, 1996, and are reflected as common stock subscribed in the accompanying financial statements.

For the three month period ended March 31, 1996 which was previously reported, only $5,000 of the total cost of these professional fees was deferred. Since all the costs associated with these shares are directly attributable to the proposed offering, the remaining $7,000 was reclassified as a deferred charge in the three month period ended June 30, 1996. In addition, all other specific incremental professional fees incurred in the second quarter of 1996 which are clearly and directly attributable to the Company's effort to obtain equity financing have been deferred. Of these additional fees, $5,135 was reported as an expense for the three months ended March 31, 1996. This amount was reclassed as a deferred charge in the second quarter. The total amount of professional fees deferred for the three months ended June 30, 1996 is $21,049. The total amount deferred for the six months ended June 30, 1996 is $26,049. These deferred professional costs will be offset against the net proceeds of the offering.

The Company entered into an agreement with Cyclop h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventories. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be canceled by Cyclops at any time after September 1, 1996 with 30 day notification.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to pay Geller

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 2 - COMMITMENTS (concluded)

1% of net monies received as a result of Geller's efforts to secure funding for the current public offering. The total amount paid to Geller to date was $10,461 of which $4,660 was recorded as a consulting fee during the first quarter of 1996.

Since all the services performed by Geller to date represent activities for the purpose of promoting the current public offering, the total consulting fees paid to Geller to date were deferred in the second quarter of 1996. In addition, Rick Stratton, president of CTD, gave Geller $6,000 worth of CTD stock on behalf of the Company to provide the above mentioned services. The value of the stock given was recorded as a contribution to the Company and the related expense to Geller was deferred.


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

The Company valued the 25,000 shares at $37,500, which is approximately
50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company recorded the $37,500 as stock issued for future services, which is classified as a reduction to stockholders' equity in the accompanying financial statements. The
Company is amortizing this amount to expense over five years on the straight-line basis, the estimated benefit period of the future services. Any unamortized amount will be charged to expense if an employee terminates their employment with the Company. The Company expensed $1,438 and $15,625 under this plan for the three months ended
June 30, 1996 and 1995, respectively, and expensed $2,875 and $17,500 for the six months ended June 30, 1996 and 1995.

In June 1995, the Company purchased 10,000 shares of its own common stock for $25,000 from a former employee, payable over the next twelve

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 3 - COMMON STOCK TRANSACTIONS (concluded)

months. This stock was held in treasury and reissued under the employee stock plan as noted above. As of June 30, 1996, all amounts have been paid and no further payable is due.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years, therefore they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of June 30, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares had not been issued as of June 30, 1996, and are reflected as common stock subscribed in the accompanying financial statements.

On April 26, 1996, the Company resolved to authorize the issuance of 16,000 shares of voting common stock to Rick Stratton, President, as a bonus for services rendered to the Company. As of June 30, 1996, these shares have not been issued.

In the second quarter of 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.


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

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 4 - COMMON STOCK SUBJECT TO REPURCHASE (concluded)

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date. Changes in the redemption amount are recognized in the accompanying statement of operations as "Loss due to change in redemption price on common stock subject to repurchase."

Common stock subject to repurchase are redeemable by the holder as follows:

          Year Ending                          Shares   Amount
             1996                                  --   $   --
             1997                              15,000    5,625
             1998                              10,000    3,750
                                               ______   ______
          Total                                25,000   $9,375
                                               ======   ======


NOTE 5 - MAJOR CUSTOMERS

Sales to four customers for the six months ended June 30, 1996, comprised approximately 74% of total sales. Sales to four customers were 76% of total sales for the six months ended June 30, 1995.


NOTE 6- LINE OF CREDIT

The Company has a $75,000 line of credit with a bank. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due in June 1997. The line is collateralized by accounts receivable and inventory. As of June 30, 1996, there is $43,700 outstanding on this line-of-credit. Total interest expense of $1,272 was recorded related to this line-of-credit for the six months ended June 30, 1996.


NOTE 7 - JOINT VENTURE

Effective May 1, 1995, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company has advanced Ocudex $51,000 as of June 30, 1996.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONCLUDED)



NOTE 7 - JOINT VENTURE (concluded)

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $3,612 and $9,099 for the three and six months ended June 30, 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Management Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1996 the Company's liquidity as measured by its total current assets improved from the first quarter by 28% ($108,535 to $139,133). Furthermore, those assets were distributed more evenly between Accounts Receivable and Inventory (31%, $43,609, and 57%, $78,879 respectively) than in the first quarter (10% and 71% respectively). Cash available stayed about the same at $6,602 compared to $8,449 at the end of the first quarter, 1996.

The Company has established substantial inventory of Garlessence and does not expect to expend more than an additional $10,000 in incidental costs to distribute the product before substantial distributor sales are realized. In the first six months of 1996 the company sold directly more than $1,000 of Garlessence and Appromote at substantial gross profit. The Company has postponed purchasing additional inventory of Garlessence until sales reach levels to support such purchases. Therefore, no new expenditures are anticipated for Garlessence(trademark) or Appromote(trademark) until sales revenue is generated to cover such expenditures.

However, should the rate of expansion and volume of sales increase substantially, the Company would require additional funds to finance inventory and accounts receivable and to fund increased costs of advertising and marketing, among other things. To meet the financial needs of expected future growth, the Company has registered with the SEC to sell in a public offering in July of 1996 $1.25 million worth of common shares and warrants of the company. In addition, in June of 1995, the Company obtained a $75,000 line of credit from a commercial bank. The Company expects to use this line of credit to purchase inventory needed to support the launch of Garlessence and for other short term production working capital. As of June 30, 1996, there is a $43,700 outstanding balance on this line of credit.

On January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. These shares had not been issued as of June 30, 1996.

On July 7, 1994 the Company entered into a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. Rent for year two has been prepaid and earns interest at 9% on the balance not yet applied each month. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. During 1994 and 1995, the Company expended significant effort and $65,000 in capital improvements to complete the facility. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion.

On August 1, 1994, the Company entered into a five-year consulting agreement (renewable annually by mutual agreement) with Yellen Associates ("Yellen"), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. The conditions of that agreement remaining at this time are that the Company will pay Yellen royalties of up to 5% of sales for products acquired through Yellen, or cyclodextrin sales made
by Yellen.   The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase with the option remaining (exercisable) of 20,000 shares within the next two years, reducing to 10,000 shares in the third year. The sale of this stock is not contingent upon meeting any given sales amount. Mr. Yellen has until August 2, 1996 to exercise this option on 20,000 shares or until August 2, 1997 for 10,000 shares.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $30,000. Since $7,200 has been recorded as of December 31, 1995, the remaining $22,800 has been recognized as amortization expense in the first half of 1996.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months. CTD has advanced Ocudex $34,000 in 1995 on which it realized an operating loss of $1,505, but a taxable profit of $63. As of June 30, 1996, the Company advanced Ocudex an additional $17,000 and has realized a loss of $9,099 for the first half of 1996. The Company intends to apply additional funds during 1996 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic ophthalmic drugs using cyclodextrin complexes brought to it by CTD. The initial and immediate benefit of successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of June 30, 1996 there have been no sales recorded by Ocudex of these products.

The Company entered into an agreement with Cyclop h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventories. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be canceled by Cyclops at any time after September 1, 1996 with 30 day notification.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to secure funding for the current public offering. The total amount paid to Geller for the six months ending June 30, 1996 was $10,461.

The Company purchased 10,000 shares of its own common stock for $25,000 from a former employee on May 3, 1995 payable over the following 12 months. As of June 30, 1996, that obligation has been paid in full.

In the second quarter of 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.

In 1995, the Company sponsored validation testing at the University of Florida on a new cyclodextrin-based veterinary euthanasia product; approximately $12,500 has been spent in the initial studies required to test this new product. No additional expenses were incurred for the new cyclodextrin-based veterinary euthanasia product in the first quarter. Additional formulation work and efficacy validation will be done along with the writing and submission of the patent protecting the invention. The expenses for this work will be spread out over the remainder of the year with the greatest impact to be felt in the third and fourth quarter of 1996. The Company spent $1,375 on this work in the second quarter of 1996.

The Company continues to explore the acquisition and development of new products through licensing and joint ventures with and without cyclodextrins to increase sales. In an agreement with Cyclops h.f. of Reykjavik, Iceland, effective May 22, 1996 and continuing for not more than 12 continuous months, the Company has obtained a Right of First Refusal (ROFR) to the ophthalmic inventions in U.S. Patent 5,472,959. CTD intends to secure the rights to such products for Ocudex, Inc - its first joint venture company.

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Product sales were $116,037 and $48,370 for the three months ended June 30, 1996 and 1995, respectively and were $146,813 and $183,498 for the six months ended June 30, 1996 and 1995. This increase in the second quarter is primarily due to the ordering patterns of these few customers. With this increase in sales the Company is still almost 20% below the sales levels achieved for the same six month period in 1995, however the company expects to exceed in the last half of 1996 the $70,000 sales done for the last six months of 1995, thereby achieving an increase in sales for the year. The sales for the first six months of 1996 projected annually puts CTD at 84% of its expected annual sales of $350,000 for 1996. Such volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate the volatility by expanding its product line to more routinely purchased products. The Company expects to increase sales of Garlessence in 1996. Although sales have been much slower developing than anticipated, as they grow, they will provide not only a substantial increase in sales revenues but stability as well.

In view of the Company's success in reducing expenses and producing a profit for the second quarter, management feels that its goals of achieving positive EPS numbers and strong growth for 1996 are readily achievable.

The Company was able to increase its gross profit margin for the first six months of 1996 to more than 90%, compared to 84% for the same period in 1995. The gross profit for the three months ended March 31, 1996 was approximately 85%. The increase in gross profit margin is primarily attributable to the decrease in certain fixed expenses such as laboratory salaries and supplies which are included in cost of sales.

During the first six months of 1996, the Company achieved an overall decrease in expenses of 28% from the comparable first six month period of 1995. This reduction was achieved by reducing salary expenses 31%, office expenses 52%, professional fees 61%, and advertising expenses 68%. During 1995, costs associated with the promotion and approval of Garlessence as well as costs associated with moving into the Company's current location were incurred. These costs were not expected during 1996. These reductions were implemented while still expanding our sales base, developing new products, and implementing our strategy of creating operational affiliates that will use cyclodextrins in herbal medicines and wastewater remediation.

The Company's second quarter performance has brought the Company back to its budgeted levels of earnings and reduced the rate at which cash is being consumed.

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


Dated:  August 14, 1996

                                          C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer