Form 10QSB
period 1996-09-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1996-11-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549

                         FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended: September 30, 1996      Commission file number:  0-24930

       CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
    (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
   of incorporation or organization)


    3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
     (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code:   904-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of September 30, 1996, the Company had outstanding ***1,225,110*** shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement
                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1996 AND 1995


CONTENTS                                                          PAGE

BALANCE SHEET                                                      1-2
STATEMENTS OF OPERATIONS                                            3
STATEMENTS OF CASH FLOWS                                           4-5
NOTES TO FINANCIAL STATEMENTS                                     6-12

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                            SEPTEMBER 30, 1996
                               (Unaudited)



                                 ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                 $ 14,560
    Accounts Receivable                                         28,486
    Inventory                                                   78,687
    Deposits and Prepaid Expenses                                3,367
    Note Receivable - Employee, Current Portion                  4,633
                                                              ________
  TOTAL CURRENT ASSETS                                         129,733
                                                              ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                     48,928
    Leasehold Improvements                                      24,800
                                                              ________
                                                                73,728
    Less:  Accumulated Depreciation                             37,206
                                                              ________
  TOTAL PROPERTY AND EQUIPMENT                                  36,522
                                                              ________
  OTHER ASSETS
    Note Receivable - Employee, Less Current Portion             2,207
    Deposits and Other                                           2,599
    Advances to and Investment in Joint Venture                 40,360
    License Fee                                                 25,000
    Deferred Offering Costs                                    127,371
                                                              ________
  TOTAL OTHER ASSETS                                           197,537
                                                              ________
TOTAL ASSETS                                                  $363,792
                                                              ========





                            (CONTINUED)

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                            SEPTEMBER 30, 1996
                               (Unaudited)
                               (CONCLUDED)


                   LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                 $     7,422
    Note Payable on Line-of-Credit                             52,200
    Payable to Officer                                          1,465
                                                          ___________
  TOTAL CURRENT LIABILITIES                                    61,087

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                   6,250
                                                          ___________

  STOCKHOLDERS' EQUITY
    Voting Common Stock, Par Value $.0001 Per Share,
    10,000,000 Shares Authorized, 1,225,110 Shares
    Issued and Outstanding,    Non-Voting Common Stock,
    Par Value $.0001 Per Share, 10,000,000 Shares
    Authorized, 0 Shares Issued                                   122
    Additional Paid-In Capital                              1,670,682
    Common Stock Issued for Future Services                   (19,937)
    Accumulated Deficit                                    (1,354,412)
                                                          ___________
  TOTAL STOCKHOLDERS' EQUITY                                  296,455
                                                          ___________


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   363,792
                                                          ===========




             See Accompanying Notes to Financial Statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  Three Months          Nine Months
                                     Ended                Ended
                                 September 30,         September 30,
                                1996      1995        1996     1995
Product Sales                $  53,527  $  16,082  $ 200,340  $199,580
Cost of Products Sold            7,712      8,940     22,252    38,045
                             _________  _________  _________  ________
GROSS PROFIT                    45,815      7,142    178,088   161,535
                             _________  _________  _________  ________
OPERATING EXPENSES
  Advertising                    1,275     16,050      8,107    37,449
  Depreciation and Amortization  9,229      4,350     40,278    13,051
  Consulting Fees                   --         --      1,501     6,000
  Office Expenses                8,396      8,822     25,803    31,486
  Professional Fees              4,763     23,810     25,146    76,725
  Travel and Entertainment       1,637      1,566     10,748     6,291
  Rent                           5,373      5,148     16,119    15,789
  Research and Development Costs 2,050      1,850      5,983    15,430
  Salaries and Benefits         37,024     27,690     94,177   109,977
  Taxes and Licenses             3,477      2,722     11,019    11,096
  Bad Debts                         --         --         --        48
                             _________  _________  _________  ________
TOTAL OPERATING EXPENSES        73,224     92,008    238,881   323,342
                             _________  _________  _________  ________
INCOME (LOSS) FROM  OPERATIONS (27,409)   (84,866)   (60,793) (161,807)
                             _________  _________  _________  ________
OTHER INCOME (EXPENSE)
  Investment and Other Income    1,024      2,285      1,991    9,104
  Gain Due to Change in
    Redemption Price on Common
    Stock Subject to Repurchase  3,125         --         --       --
  Equity in Loss from
    Unconsolidated Subsidiary      (35)    (5,046)    (9,134) (15,014)
  Interest Expense              (1,243)       (44)    (2,515)     (44)
                             _________  _________  _________  ________
TOTAL OTHER INCOME (EXPENSE)     2,871     (2,805)    (9,658)  (5,954)
                             _________  _________  _________  ________
NET INCOME (LOSS)            $ (24,538) $ (87,671) $ (70,451) $(167,761)
                             =========  =========  =========  =========
NET INCOME (LOSS) PER
  COMMON SHARE               $    (.02) $    (.09) $    (.06) $    (.17)
                             =========  =========  =========  =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  1,183,803  1,008,700  1,127,178  1,013,096
                             =========  =========  =========  =========

              See Accompanying Notes to Financial Statements.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)


                                                       Nine Months
                                                   Ended September 30,
                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $(70,451)    $(167,761)
                                                 ________     _________
  Adjustments to Reconcile Net Loss to Net
    Cash Used for Operating Activities:
      Depreciation and Amortization                40,278        13,051
      Deferred Compensation Earned                  4,312            --
      Equity in Loss of Unconsolidated
        Joint Venture                               9,134        15,014
      Stock Issued for Services                     9,000        18,375
      Decrease in Accounts Receivable               8,342           115
      Increase in Inventory                          (406)       (9,003)
      Decrease in Deposits and Prepaid
        Expenses                                   15,492         1,863
      Increase in Deferred Costs                  (40,615)           --
      Decrease in Accounts Payable and
        Accrued Expenses                          (38,198)       (8,300)
                                                 ________     _________
      Total Adjustments                             7,339        31,115
                                                 ________     _________
NET CASH USED FOR OPERATING ACTIVITIES            (63,112)     (136,646)
                                                 ________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Joint Venture                       (17,000)      (32,000)
  Repayment of Employee Loan                        5,302            --
  Purchase of Equipment and Leasehold
    Improvements                                     (530)      (26,837)
  Cash Paid for License                                --       (47,976)
  Cash Loan to Employee                            (2,142)      (11,018)
                                                 ________     _________
NET CASH USED IN INVESTING ACTIVITIES             (14,370)     (117,831)
                                                 ________     _________

                                (CONTINUED)

               CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Unaudited)
                                (CONCLUDED)

                                                        Nine Months
                                                     Ended September 30,
                                                     1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                           3,025            --
  Cash Paid for Treasury Stock                         --       (10,417)
  Proceeds from Line-of-Credit                     49,700         2,000
  Proceeds from Loan Payable to Officer             1,465            --
  Payments on Line-of-Credit                       (2,500)           --
  Payment to Stockholder on Loan                   (6,421)           --
                                                 ________     _________
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                       45,269        (8,417)

NET DECREASE IN CASH AND CASH EQUIVALENTS         (32,213)     (262,894)
CASH AND CASH EQUIVALENTS, Beginning of Period     46,773       390,396
                                                 ________     _________
CASH AND CASH EQUIVALENTS, End of Period         $ 14,560     $ 127,502
                                                 ========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Period For:
      Interest                                  $  2,515      $      44
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITY
    Common Stock Issued for Services            $ 21,000      $      --
    Contribution by Stockholder                 $  6,000      $      --












              See Accompanying Notes to Financial Statements.

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)




The information presented herein as of September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, is unaudited.


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2 - COMMITMENTS

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $35,000. Since $7,200 had been recorded as of December 31, 1995, the remaining $27,800 has been recognized as amortization expense for the nine month period ended September 30, 1996.

On August 1, 1994, the Company entered into a five year consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 2 - COMMITMENTS (continued)

distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1995, the Company discontinued its monthly payment to Yellen in accordance with the agreement. Additionally, the Company will pay
Yellen royalties of up to 5% of sales for products acquired through Yellen, or Cyclodextrin sales made by Yellen for three to five years. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase, contingent upon the amount of commissions and royalties. The conditions were not met, therefore, the Company is not obligated to sell shares to Yellen at the agreed upon discount.

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing October 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $5,373 and $5,148 for the three months ended September 30, 1996 and 1995, respectively, and was $16,119 and $15,789 for the nine months ended September 30, 1996 and 1995, respectively.

In July of 1996, the Company registered Form SB-2 with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,250,500.

On January 1, 1996, the Company resolved to issued 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50%

               CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONTINUED)



NOTE 2 - COMMITMENTS (continued)

less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. Of these shares, $47,000 were issued on August 19, 1996. The other 1,000 shares will not be issued.

For the three month period ended March 31, 1996, which was previously reported, only $5,000 of the total cost of these professional fees was deferred. Since all the costs associated with these shares are directly attributable to the proposed offering, the remaining $7,000 was reclassified as a deferred charge in the three month period ended September 30, 1996. In addition, all other specific incremental professional fees incurred in the second and third quarters of 1996 which are clearly and directly attributable to the Company's effort to obtain equity financing have been deferred. Of these additional fees, $5,135 was reported as an expense for the three months ended March 31, 1996. This amount was reclassed as a deferred charge in the second quarter. The total amount of professional fees deferred for the three months ended September 30, 1996 is $16,104. The total amount deferred for the nine months ended September 30, 1996 is $42,153. These deferred professional costs will be offset against the net proceeds of the offering.


The Company entered into an agreement with Cyclop h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventions. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be cancelled by Cyclops at any time after September 1, 1996 with 30 day notification. As of September 30, 1996, no cancellation notice was received by CTD.

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

1% of net moneys received as a result of Geller's efforts to secure funding for the current public offering. The total amount paid to Geller to date was $10,461 of which $4,660 was recorded as a consulting fee during the first quarter of 1996.

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

The agreement was cancelled at the end of the initial three months.

In January 1996, the Company entered into an agreement with Diversified Corporate Consulting Group, L.C., an unrelated company, to provide consulting services to be completed within 12 months. In return, the Company agreed to pay Diversified a) a $10,000 non-refundable initial fee, and b) common stock of the Company, in a quantity equal to 10% of all outstanding common stock, in lieu of document licensing fees and of required cash payments for up to an aggregate of 260 hours of hourly consulting and licensing fees. The common stock issued to Diversified on July 29, 1996, under this agreement was 110,010 shares.

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

Company is amortizing this amount to expense over five years on the straight-line basis, the estimated benefit period of the future services. Any unamortized amount will be charged to expense if an employee terminates their employment with the Company. The Company expensed $1,438 and $875 under this plan for the three months ended September 30, 1996 and 1995, respectively, and expensed $4,312 and $18,375 for the nine months ended September 30, 1996 and 1995.

In June 1995, the Company purchased 10,000 shares of its own common stock for $25,000 from a former employee, payable over the next twelve months. This stock was held in treasury and reissued under the employee stock plan as noted above. As of September 30, 1996, all amounts have been paid and no further payable is due.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years, therefore they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of September 30, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares were issued on September 6, 1996.

On April 26, 1996, the Company resolved to authorize the issuance of 16,000 shares of voting common stock to Rick Stratton, President, as a bonus for services rendered to the Company. These shares were issued on August 15, 1996.

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

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date. Changes in the redemption amount are recognized in the accompanying statement of operations as "Gain due to change in redemption price on common stock subject to repurchase."

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
                                               ======   ======


NOTE 5 - MAJOR CUSTOMERS

Sales to four customers for the nine months ended September 30, 1996, comprised approximately 70% of total sales. Sales to four customers were 85% of total sales for the nine months ended September 30, 1995.


NOTE 6- LINE OF CREDIT

The Company has a $75,000 line of credit with a bank. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due on October 31, 1996. The line is collateralized by accounts receivable and inventory. As of September 30, 1996, there is $52,200 outstanding on this line-of-credit. Total interest expense of $2,398 was recorded related to this line-of-credit for the nine months ended September 30, 1996.

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                               (CONCLUDED)



NOTE 7 - JOINT VENTURE

Effective May 1, 1995, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company has advanced Ocudex $51,000 as of September 30, 1996.

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $35 and $9,134 for the three and nine months ended September 30, 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Management Discussion and Analysis

Liquidity and Capital Resources

As of September 30, 1996 the Company's liquidity as measured by its total current assets leveled off at $125,100; down by 7% from the previous quarter and 32% for the same 9 month period in 1995. The difference from the same period in 1995 is clearly attributable to the reduction in cash and cash equivalents while the 2Q/96 to 3Q/96 drop is simply part of the volatility of the company's A/R. Two -thirds of current assets is in inventory; while this inventory is quite stable in terms of shelf-life, the Company has not been successful in establishing distribution channels for its sale. It is the movement of this inventory that will determine whether the company is profitable for the year. Cash available was $14,560, compared to $6,602 at the end of the second quarter, 1996.

The Company has established substantial inventory of Garlessence and does not expect to expend more than an additional $10,000 in incidental costs to distribute the product before substantial distributor sales are realized. In the first nine months of 1996 the company sold directly less than $1,000 of Garlessence. Before the end of the year the Company is looking to move the Garlessence in bulk to overseas bulk purchasers or in a U.S. promotion with a local start-up multi-level marketing organization. The Company has postponed purchasing additional inventory of Garlessence until sales reach levels to support such purchases. Therefore, no new expenditures are anticipated for Garlessence(trademark) or Appromote(trademark) until sales revenue is generated to cover such expenditures.

However, should the rate of expansion and volume of sales increase substantially, the Company would require additional funds to finance inventory and accounts receivable and to fund increased costs of advertising and marketing, among other things. To meet the financial needs of expected future growth, the Company has registered with the SEC to sell in a public offering in 1996 and 1997. $1.25 million worth of common shares and warrants of the company. In addition, in June of 1995, the Company obtained a $75,000 line of credit from a commercial bank. As of September 30, 1996, there is a $52,200 outstanding balance on this line of credit.

On January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. Of these shares, 47,000 were issued on August 15, 1996. The other 1,000 will not be issued.

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

On August 1, 1994, the Company entered into a five-year consulting agreement (renewable annually by mutual agreement) with Yellen Associates ("Yellen"), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. The conditions of that agreement remaining at this time are that the Company will pay Yellen royalties of up to 5% of sales for products acquired through Yellen, or cyclodextrin sales made
by Yellen.   The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchases, contingent upon the amount of commissions and royalties. The conditions were not met, therefore the company is no longer obligated to sell shares to Yellen at the agreed upon discount.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $35,000. Since $7,200 had been recorded as of December 31, 1995, the remaining $27,800 has been recognized as amortization expense in the first nine months of 1996.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months. CTD had advanced Ocudex $34,000 in 1995 on which it realized an operating loss of $1,505, but a taxable profit of $63. As of September 30, 1996, the Company advanced Ocudex an additional $17,000 and has realized a loss of $9,134 for the first nine months of 1996. The Company intends to apply additional funds during 1996 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic ophthalmic drugs using cyclodextrin complexes brought to it by CTD. The initial and immediate benefit of successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of September 30, 1996 there have been no sales recorded by Ocudex of these products.

The Company entered into an agreement with Cyclops h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventions. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be canceled by Cyclops at any time after September 1, 1996 with 30 day notification. No notification of cancellation has been received as of September 30, 1996.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to secure funding for the current public offering. The total amount paid to Geller for the six months ending June 30, 1996 was $10,461. The agreement was cancelled in May 1996, with no further amounts paid or due to Geller.

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

In 1995, the Company sponsored validation testing at the University of Florida on a new cyclodextrin-based veterinary euthanasia product; approximately $12,500 has been spent in the initial studies required to test this new product. No additional expenses were incurred for the new cyclodextrin-based veterinary euthanasia product in the first quarter. Additional formulation work and efficacy validation will be done along with the writing and submission of the patent protecting the invention. The Company spent $1,375 on this work in the second quarter of 1996. No expenses were incurred during the third quarter for this work.

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

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Product sales were $54,317 and $16,082 for the three months ended September 30, 1996 and 1995, respectively and were $200,340 and $199,580 for the nine months ended September 30, 1996 and 1995. The Company is now reproducing the sales levels of a year ago. Such volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate the volatility by expanding its product line to more routinely purchased products. The Company expects to increase sales of Garlessence in 1996. Although sales have been much slower developing than anticipated, as they grow, they will provide not only a substantial increase in sales revenues but stability as well.

The Company was able to increase its gross profit margin for the first nine months of 1996 to 89%, compared to 81% for the same period in 1995. The future sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage for the year.

During the first nine months of 1996, the Company achieved an overall decrease in expenses of 27% from the comparable first nine month period of 1995. This reduction was achieved by reducing salary expenses, office expenses, professional fees, and advertising expenses across the board. These expense reductions were implemented while still expanding our sales base, developing new products, and implementing our strategy of creating operational affiliates that will use cyclodextrins in herbal medicines and wastewater remediation.

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


Dated:  November 14, 1996

                                          C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer