Form 10KSB
period 1996-12-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1997-04-01
CIK 922247

U.S. Securities and Exchange Commission

                              Washington, D.C. 20549

                                     Form 10-KSB

(Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934 (Fee Required)

                For the fiscal year ended  December 31, 1996

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from              to _________

                         Commission file number 0-24930

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                (Name of small business issuer in its charter)

                      FLORIDA                               59-3029743
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                 Identification No.)

               3713 S. W. 42nd Avenue, Suite 3, Gainesville, FL 32608-6581
                 (Address of principal executive offices)        (Zip Code)

                   Issuer's telephone number: 352-375-6822

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class            Name of each exchange on which registered

                                     None

Securities registered under Section 12(g) of the Exchange Act:

                                     Common
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $345,137

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,018,965 based on the average high and low price as of March 25, 1997 of $1.50 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,225,110 shares of Common Stock as of March 25, 1997.

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Format (Check One):  Yes       No
X


PART I

Item 1.  Description of Business

     Cyclodextrin Technologies Development, Inc. ("the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. The Company is engaged in the marketing and sale of cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology.
          Cyclodextrins are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agriculture, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. The Company and others are already developing CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

     CDs can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either too unstable or too insoluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring pH adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging. These side effects can be ameliorated by CDs. CDs also have many potential uses in drug delivery for topical applications to the eyes and skin.

     The Company believes that the application of CDs in both OTC and ethical ophthalmic products provides the greatest opportunity for the successful and timely introduction of CD containing preparations for topical drug use. To pursue this opportunity the Company has entered into a joint venture with a small ophthalmic manufacturing company.

     The Company provides consulting services for the commercial development of new products containing CDs. The Company's revenues are derived from consulting, the distribution of CDs, the manufacturing of selected CD complexes, and sales of its own manufactured and licensed products containing CDs.

     Product Background

     CDs are donut shaped circles of glucose (sugar) molecules. CDs are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891 by a French scientist, Villiers, as he studied rotting potatoes. The bacterial enzyme naturally creates a mixture of at least three different CDs depending on how many glucose units are included in the molecular circle; six glucose units yield Alpha CD ("ACD"); seven units, beta CD ("BCD"); eight units, gamma CD ("GCD"). The more glucose units in the circle, the bigger the circle, or donut. The inside of this "donut" provides an excellent resting place for "oily" molecules while the outside of the donut is significantly compatible with water enabling clear stable solutions of CDs to exist in aqueous environments even when an "oily" molecule is carried within the donut hole. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver "oily" materials using water as the primary vehicle.

     Research has established how to produce these natural CDs in large quantities by mixing appropriate enzymes with starch solutions, thereby reproducing the natural process. ACD, BCD and GCD can be manufactured by an entirely natural process and therefore are considered to be natural products. Additional processing is required to isolate and separate the CDs. The purified ACD, BCD, and GCD are referred to collectively as natural CDs (NCD's).

     The chemical groups on each glucose unit in a CD molecule provide chemists with ways to modify the properties of the CDs, i.e. to make them more water soluble or less water soluble, thereby making them better carriers for a specific chemical. The CDs that result from chemical modifications are no longer considered "natural" and are referred to as chemically modified CDs ("CMCD's"). Since the property modifications achieved are often so advantageous to a specific application, the Company does not believe the loss of the "natural" product categorization will prevent its ultimate commercial use. It does, however, create a greater regulatory burden.

The Company's strategy is to introduce products with little or no regulatory burden in order to minimize product expenses and create profitable revenue. The attached Table 1 illustrates the Company's approach to the introduction of regulated products.

Development
Priority    CD's          Product Description/Name       Regulatory Burden<f*>

1        Natural Dietary  Suppl/Garlessence(trademark)                0
1        Natural Contact  Lens Soak Solution/Prohibit(trademark)      0
1        Natural          OTC Antiseptic/Eye-O-Dine(trademark)        0
1        Derivatized      dermal patch/OTC benzocaine/The Bite        0
                          Patch(trademark)
3        Derivatized      Vet euthanasia/Euthacaine(trademark)        1
2        Derivatized      Water soluble garlic herbicide/N/A          0
3        Derivatized      Chewing gum for removing plaque/N/A         2
[FN]
<f*>0-5, with 5 being greatest burden

     While its current applications are concentrated very heavily in the pharmaceutical area, the Company intends to develop applications in other markets, namely with food ingredients and industrial chemicals. A market the Company has had success penetrating already with CD containing products is natural health. The Company intends to provide many more products for this market.

     The Company's business plan projects it to become a manufacturer of CD complexes for the research and development market in the short term, a manufacturer of commercial products by 1996 and a fully integrated CD applications company with research and development capability by the year 2000.

     Industry

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured, the Company believes that the food additive industry will significantly increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 10 years. The market for the use of CDs in food products in 1990 in Japan was estimated at $100 million. Within the last five years, many European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives and oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") were resumed in December 1990. In December of 1990, American-Maize Products, Inc. of Hammond, Indiana and Roquette Freres of Le Strem, France jointly presented oral arguments to the FDA for the addition of the natural CD's to the GRAS (Generally Recognized As Safe) list of excipients. American-Maize has proceeded alone with a request for a GRAS confirmation letter from the FDA and/or a request for level 3 approval for the use of BCD in foods. The Company is not aware of the status of these actions at this time.

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Proctor & Gamble uses CDs in Bounce(registered trademark), a popular fabric softener. Avon uses CDs in its dermal preparations using its Age Protective System
APS(registered trademark). These uses will grow as the price of the manufactured CDs decrease or are perceived as acceptable in view of the value added to the products.

     In Japan at least nine pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Based on the estimates of Dr. Hitoshi Hashimoto of Ensuiko Sugar Refining Co., Ltd. and its own independent research, the Company believes the annual worldwide market for CDs is $150 million, which is expected to increase to $800 million by the year 2000.

     There is little published data relating to the production or dollar sales of CDs worldwide. The following estimates are based on the investigation and estimates made by Mr. Strattan, which have included discussions with Dr. Hitoshi Hashimoto of Ensuiko Sugar Refining Co., Ltd. Mr. Strattan's estimates have been used by others including "April 1993 Food Processing," CDs and Foods by Dean Ducksbury, and in "Food in Canada" edited by Ron Waske in an article entitled "CDs for the Food Industry." The Company believes the annual worldwide market for CDs is $150 million, which is expected to increase to $800 million by the year 2000. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs should be 2 to 3 1/4 times that of the CD market itself.

     Products

     The Company's products include its Trappsol(trademark) and Aquaplex(trademark) product lines. The Trappsol product line consists of approximately 15 different varieties of CDs and the Aquaplex product line includes more than three dozen different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(trademark) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company believes that by marketing Garlessence it has demonstrated industry leadership. The Company also provides consulting services, research coordination, and the use of CD Infobase(trademark), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following U.S. trademarks and service marks are pending since May, 1995.:
Garlessence(trademark), CTDSM ,CD InfobaseSM, CTD ring design(trademark), Trappsol(trademark), Appromote(trademark), Aquaplex(trademark). There is no assurance that any of these marks will be approved. These properties add to the intangible asset value of the Company.

CTD purchases CD's from commercial manufacturers around the world including: Wacker Chemie - Munich, Germany; Ensuiko Sugar Refining Co., Ltd. - Yokohama, Japan; Nihon Shokuhin Kako - Tokyo, Japan; Roquette Freres - Le Strem, France; American-Maize Products - Hammond IN, USA. CTD purchases specialty CD's on occasion from Cyclolab R&D Company in Budapest, Hungary.
The Company does not manufacture cyclodextrins.

     The Company's first new product, Garlessence, is manufactured for the Company by Herbe Wirkstoffe (GmbH) of Berlin-Zehlendorf, Germany. Under the terms of its agreement with Herbe-Wirkstoffe, CTD has exclusive rights to sell the CD/garlic oil complex within the U.S., its territories and possessions until December 31, 1997. After December 31, 1997, the Company expects to negotiate for an extension of the original license, but Herbe-Wirkstoffe has the right to license the use of the complex to others. At least two other new products will be manufactured by the Company's joint venture partner, Ocumed, and sold by the joint venture company, Ocudex. The CDs and CD complexes used in these products will be purchased from the Company.

     The Company has also introduced new products into its basic line of CDs and CD complexes--liquid preparations of CDs; relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and finally, excess production of custom complexes when those items are not proprietary or restricted by the customer.

     The Company has funded research to establish the efficacy of one of its CD complexes as the first non-barbiturate veterinary euthanizing agent. This research may result in a patented formulation and one of the Company's first proprietary commercial products. Research moneys have been provided to the University of Florida Research Foundation, Inc., a direct support organization of the University of Florida in the amounts and for the unrestricted use of the scientists below:

Amount     Scientist     Activity

$10,000     Dr. James Simpkins     Extravasation Study
$12,000     Dr. Alistair Webb     Benzocaine Complex

     Business Strategy

     The Company's strategy has been and will continue to be to generate profitable revenue through sales of CD related goods and services. The long term success of this strategy depends on the smooth and continuous transition into CD-related products with increasing value-added attributes.

     From inception through the end of 1992, sales of CDs and CD derivatives were enough to provide the necessary profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes. Up until 1990 almost 100% of the revenue was generated by these products with the least value-added attributes. During the early 90's sales of complexes increased until they contributed approximately 30% of the revenue.

     Presently, sales of CD complexes represent 60 to 75% of the Company's revenues. This transition to the more value-added complexes has been planned and is desirable for increased profitability since higher margins can be maintained for these products. However, it appears that the base business of CD sales has eroded. Combined with price reductions dictated by the market, the revenues from the sales of these products have decreased as much as the revenue from CD complexes has increased. The result is an apparent stalling of growth. The Company is also becoming dependent on just a few customers for the majority of its revenue. In response to this situation the Company has expanded its original business strategy of parlaying its leadership position in the presently quite small CD industry as a supplier of CDs, CD derivatives, CD complexes to include:

     (1) Marketing and launching a dozen OTC and naturaceutical products (e.g., dietary supplements) utilizing CD delivery benefits. For example, by extracting specific ingredients from the garlic clove and complexing these ingredients with Trappsol(trademark) B (beta cyclodextrin) Garlessence(trademark) was created. Similar products can be created with any of the other herbal ingredients such as ginseng, echinacea, ginkgo, cat's claw, and melatonin.

(2) Licensing the use of the Trappsol(trademark) symbol for use by others wishing to use CD delivery technology. This strategy is reflected in the Garlessence package which, in addition to the Garlessence trademark, carries a Trapposol trademark. This symbol will be promoted as an indication that a Trappsol(trademark) cyclodextrin is used with the product within and thereby assures
the user of the quality of the aqueous delivery system.   This
symbol will be licensed in the same way as the MLB (Major League Baseball) symbol is for baseball related products and the Nutrasweet(registered trademark) symbol is for artificially sweetened products containing Nutrasweet(registered trademark).

(3) Creating independent pharmaceutical organizations by merging basic manufacturing capability with the Company's technical product development and marketing expertise; these stand alone organizations will be captive purchasers of CD complexes. CTD has already created one such Joint Venture (JV) between itself and Ocumed (an ophthalmic manufacturing company located in Roseland, NJ and Bradenton, FL) called Ocudex Inc. In the case of Ocudex,
CTD is bringing to it licensing rights and technology for the manufacture of water soluble anti-inflammatory (hydrocortisone and dexamethasone) and drugs for reducing intra-ocular pressure (glaucoma). These products are complexes of the drug with a cyclodextrin. CTD will manufacture and sell these complexes to the JV. Another JV that currently is being discussed is in the treatment of waste water; this is being done with a small company also in Bradenton, FL. Other JV's are being sought with manufacturing companies that have a line of oncology products and/or anti-epileptic drugs. The drugs to be complexed are mitomycin, busulfan, doxorubicin in the oncology area and carbamazepine and phenytoin in the anti-epileptic area. There is no assurance that the Company will be able to reach other JV agreements.

(4) In-licensing and out-licensing basic CD applications technology. CTD is currently negotiating for licensing rights (in-licensing) with Cyclops (an Icelandic company) for rights to ophthalmic products and with Cyclolab (a Hungarian company) for rights to an antiseptic/antibacterial product based on iodine. CTD is currently preparing a patent of its own for a veterinary euthanasia product based on benzocaine. The euthanasia product is an example of technology resulting from the Company's research and development which the Company will seek to out-license.

     The Company continues to market its comprehensive selection of CDs, CD derivatives, and CD complexes to scientists and researchers around the world through print media advertising, trade show participation, and direct mail. The Company has achieved it gol of generating a million dollars of revenue through the slae of its products and services by the year 1997 and projects $1,000,000 revenue from product sales in 1997 alone. In order to achieve this goal the Company intends to hire a dedicated product manager and acquire or merge with a qualified technical support laboratory.

     The Company also intends to increase its business development efforts in the food additive and personal products industries while continuing to build on its successes in the pharmaceutical industry.

     Business development on behalf of the Company's clients will include the following: (i) negotiation of rights and/or licenses to CD-related inventions; (ii) consultation with manufacturers to establish customized manufacturing specifications; (iii) patentability assessments and strategic planning of patent activities; (iv) trade secret strategies; (v) regulatory interface; and (vi) strategic marketing planning.

     Prior to the creation of CTD, Mr. Strattan had negotiated several sub-licenses to current CD technology (US Patent 4,727,064), owned by the U.S. Government. Most recently, in July of 1992, Mr. Strattan completed a major CD licensing arrangement on behalf of Pharmatec, Inc. with Wyeth-Ayerst Laboratories -- a division of American Home Products. The Company believes these are the first sub-licenses granting use of the inventions in the above cited U.S. government patent. While U.S. government ownership of US Patent 4,727,064 is available for licensing to all applicants on a non-exclusive basis, the Company does not believe that this access to the basic CD technology presents a competitive risk to the Company because the Company believes its competitive advantage lies in its experience and know how in the use and application of CDs, areas in which it believes it has a significant lead.

     In addition to in-licensing and out-licensing efforts, the Company will coordinate research studies in which it will retain a portion of the rights created as a result of the research work supported.

     Assuming the availability of funds, the Company will negotiate licensing rights to its own selected inventions. Because of its comprehensive technical and patent database for CD-related inventions, the Company believes it is uniquely positioned to take advantage of various licensing situations.

     Marketing Plan

     While at Pharmatec, Inc. in the late 1980's, Mr. Strattan pioneered the marketing of derivatized CDs and their drug complexes. Mr. Strattan contended that commercial use and development of CDs could only begin in earnest as individuals and organizations became familiar with the truly unique solubilizing and stabilizing properties of these starch molecules. Mr. Strattan set about publicizing the benefits of CDs while other companies continued to hoard new information in hopes of protecting imagined exclusivity. The Company has continued this effort to market CDs. The Company believes that the failure of businesses to exchange information about these exciting molecules has hindered a more rapid commercialization of CDs as safe excipients. The Company believes that its philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy.

     The Company's sales have always been direct, highly cyclical and driven by advertising and participation in trade shows. Arrangements with large laboratory supply companies and several diagnostic companies have provided a more stable sales base, but at the price of dependency on a few customers.
The objective in this unregulated target market of life science research is to create and annual sales base of $1,000,000. This growth is forecasted to occur as a result of the Company's expansion of its product line to include value-added complexes of chemicals and CDs, increasing promotional efforts and widespread acceptance of CDs by laboratories through word-of-mouth, white paper circulation, and hiring of a dedicated product manager and acquisition or merger with a qualified technical laboratory.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a WEB Page and "site" on the world-wide web and obtaining a unique and descriptive domain name: "cyclodex.com".

     Historical Analysis

     Research Markets

Historically the Company's revenues have been derived from sales to individuals and companies which use the products in connection with research. In 1995 those sales averaged approximately $20,000 per month; in 1994 those sales averaged just $13,000 per month. In 1995 the Company looked more closely at the "research" business and found that only 28.6% ($72,867) of total sales could be attributed to the market the Company had originally called its primary market. Sales to this market are driven by trade shows and advertisements in trade journals. Customers typically purchase small amounts of CDs and complexes at premium prices. The remainder of 1995 sales were divided between diagnostics (30.0%) and complexes for resale (41.4%). In 1996 sales to the "research" market averaged almost $14,500 per month and accounted for 50% of total revenues. As expected, while both the "research" and "industrial" sales revenues are increasing, the industrial portion is growing twice as fast (24.3%) as the research portion (11.5%). In 1997 the Company expects sales to increase as a result of anticipated sales to related joint venture organizations.

The Company believes the research market will continue to grow accounting for 25-30% of the total revenues of the Company. The Company expects that such growth will be stimulated by the effect of word-of-mouth within and the availability of information electronically as national advertising reaches more and more of these difficult to reach end users. The Company believes current promotional efforts have reached less than 5% of the potential end users.

          Diagnostic Test Kits

     CDs have proven useful in suspending the various immunochemical components and extending the shelf life of many types of test kits. Initial sales of $100,000 in 1993 were obtained by business development contacts with research directors and formulation scientists. The Company had no sales in this market in 1994,1995 or 1996. Sales to this market are especially volatile with single orders ranging between $100 and $50,000. The Company expects more diagnostic manufacturers to use these materials to remain competitive, providing more reliable sales projections.

          Pharmaceutical Companies

     The objective in this target market has been to promote the adoption of CMCDs for those human health care compounds that are either too insoluble or unstable in aqueous solutions for use in ethical, over-the-counter and generic pharmaceutical preparations. There are a number of generic and proprietary "problem" drugs where solubility has been improved in the lab by CMCD complexing. All pharmaceutical companies have many problem drugs but cannot generate enough solid pharmacological data (due to poor solubility and stability) to justify extensive in-house formulation work. Many companies are quite willing to contract out such work on their most promising prospects.

     Without a qualified technical laboratory of its own, the Company has not been able to create a revenue stream from this important component of its marketing plan. By merger with or acquisition of a suitable laboratory the Company feels that this component will significantly contribute to the projected $1,000,000 revenue goal in 1997.

     Issues of regulatory requirements, clinical testing, and patent restrictions have made this area of revenue generation very difficult for the Company to break into.

     Current and Near-Term Activity

          1997

     The Company intends to show by example that products containing CDs may be introduced into the U.S. market. Rather than trying to push companies to introduce CD products, the Company intends to pull them into the market by launching approximately seven new CD containing products of its own into the U.S. market over this time period. These products will address needs in the relatively unregulated areas of natural medicine, topical OTC preparations, veterinary products, and home gardening.

     The Company intends to work with clients in countries whose current regulatory views do not exclude CDs as natural products acting as excipients to introduce beneficial pharmaceuticals improved by CDs. The terms for the joint development of CD containing drugs with several medium-sized pharmaceutical companies in South America, Australia and South Africa are currently being negotiated.

     Along with the new products themselves, the Company is creating a legitimate, licensable mark that may be used by other manufacturers wishing to take advantage of the improved aqueous delivery afforded by Trappsol CDs.
This protected mark has the capability of generating revenues in a manner similar to the Nutrasweet(registered trademark) (artificial sweetener) and MLB(registered trademark) (major league baseball) logos.

     The Company intends to generate additional revenue through obtaining rights to certain patents that it will sublicense to appropriate organizations or that it will use to develop its own proprietary products. Revenue will result from sub-licensing royalties, sales of CD complexes to be used in the newly developed pharmaceuticals, and finally from the sales of the products to end users.

     Assuming an ongoing process of development, approval and adoption of CDs and CMCDs for pharmaceutical applications, the Company's objective is to initiate dialogue and be well prepared for partnerships with major food companies. Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption. Therefore, the Company will work with the food companies and key university food research groups to initially evaluate non-taste applications; e.g., "will CD complexes allow microwave baked casseroles to brown? Will it provide crispness to certain microwave foods?" These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least expensive. However, the benefits derived from the use of other CDs with expensive ingredients (e.g., flavors, fragrances) may justify the use of CMCDs and/or NMCDs.

     There exist opportunities for CD applications in industrial applications not associated with pharmaceuticals or foods. The Company believes that developers of these other industrial applications will approach CTD because of its leadership and partnering philosophy to help them commercialize their products. Applications for which the Company has already received such inquiries are:

(1)     Cleaning agent ingredients
(2)     Adhesive ingredients
(3)     Paint surface finishing product ingredients
(4)     Extrusion additives
(5)     LED dye ingredients

          Long Term View (1998-2000)

     The Company believes that the sales of CDs, CD derivatives, and CD complexes will always provide sufficient revenue to support a business of the Company's present size. The Company intends to test its strategy of augmenting these R&D derived revenues through the introduction of its own products, e.g. Garlessence. Further, by allying itself with appropriate manufacturing capabilities, the Company intends to introduce products which it manufactures. Thus, the long-term goals of the Company are to:

(1) Sell CDs and related products and services to the R&D industry
(2) Produce a line of its own products utilizing CDs for unregulated uses; e.g. - naturaceuticals, geriatric nutriceuticals, naturacides. These products will carry a licensable trade mark that will provide revenue when used on other products.
(3) Own a portion of companies for which it guarantees a significant portion of that JV's business; e.g., a marketing/package design company, a CD applications
R&D/pilot plant manufacturing company.
(4) Form and operate joint ventures with companies to jointly develop specific pharmaceutical applications of CDs.

     The Company anticipates that revenues from direct sales of its products and services along with its portion of the profits of jointly owned businesses will create sufficient net worth to permit the Company to move from the NASDAQ Bulletin Board up to the NASDAQ Small Cap Market. With such a structure CD technology will be introduced from the inside. It is anticipated that the Company will provide the CDs, CD complexes, and CD technology to its joint venture companies at a profit.

Competition

     The Company is currently a leading consultant in determining what the manufacturing standards and costs for CDs and CMCDs are, and believes, at the current time, no organization is manufacturing commercial quantities of any CD complex for resale. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CD complexation procedures. The Company has established a strong business relationship with one of the experts in this field -- Cyclolab in Hungary -- and has utilized the services and expertise of this laboratory. The Company believes this relationship provides a significant marketing lead time, and combined with a strong marketing presence, will give the Company a two to three year lead time advantage over its competitors.

     The Company intends to form a more formal business relationship with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen its competitive advantage. Discussions between the principals of Cyclolab and CTD have been ongoing for more than 5 years. The current foreign ownership of Cyclolab increases the difficulty of reaching a formal arrangement. Potential relationships which have been discussed include joint venture arrangements, the Company's outright acquisition of Cyclolab and the employment of Cyclolab personnel to create Cyclolab-USA. There is no assurance that the Company will be able to reach a formal business relationship with Cyclolab.

     By copyrighting and registering its own name brands, CD logos, etc. the Company intends to create licensable icons much like Nutrasweet and Major League Baseball have. Such a strategy allows the Company to benefit financially through licensing royalties from the efforts of its competition.

     The Company intends to also benefit from competitors' efforts by having ownership in the graphic design agency that is currently setting the standard for the promotion and packaging of CD containing products. Because this agency would also have access to the licensable CTD logos and icons, it should enjoy a competitive advantage as well.

     Government Regulation

     Under the Federal Food, Drug and Cosmetic Act ("Food and Drug Act"), the Food and Drug Administration ("FDA") is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA's authority includes the regulation of the labeling and purity of the Company's food and drug products. In the event the FDA believes that the Company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against the Company.

     The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

     Under present FDA regulations, FDA defines drugs as "articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man." The Company's product development strategy is at first to introduce products that will not be regulated by the FDA as drugs because all of its ingredients are natural products or are generally regarded as safe (GRAS) by the FDA. The Company is continually updated by counsel as to changes in FDA regulations that might affect the use of and claims for these products. There is no assurance that the FDA will not take the position that the Company's food and nutritional supplement products are subject to requirements relating to drug development and sale. The effect of such determination could be to limit or prohibit distribution of such products.

     Employees
     In 1996 the Company employed 4 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.

     The Company occupies a 3,000 sq. ft. building at 3713 S.W. 42nd Ave., Suite 3, Gainesville, Florida 32608, pursuant to a 5-year lease beginning November 1, 1994. The lease provides for annual increases in rent ($18,000 for the first year, $18,900 for the second year, $19,848 for the third year, $20,844 for the fourth year and $21,888 for the fifth year). The Company also has an option to lease an additional 3,000 sq. ft. of space. The Company houses its administrative offices in approximately 1,100 sq. ft. of this space; an additional 550 sq. ft. is dedicated to laboratory/manufacturing functions. The remaining 1,350 sq. ft. has been prepared for additional laboratory and pilot plant manufacturing use. This prepared space is suitable for housing Cyclolab-USA and the optioned 3,000 sq. ft. of space can be used to house graphic design functions and provide space for future expansion of Cyclolab USA.

     The current marketing and sales activities are implemented from that site. The entire 6,000 sq. ft. could support a total of 12 - 15 people and therefore is expected to be adequate for the foreseeable future. Current total office and laboratory operating expenses excluding salaries have stabilized at about $10,000 per month.

Item 3.  Legal Proceedings.
     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     On January 28, 1997, the Company held its annual shareholder's meeting at the Company's offices, in Gainesville, Florida. At that meeting, the shareholders elected one (1) director for a term of one (1) year and until the
election and qualification of their successors.   C.E. "Rick" Strattan was
elected as the Company's Director at the meeting. The votes cast at the meeting were as follows:

                                                            Broker
                         For         Against    Abstain     Non-Votes

 C.E. "Rick" Strattan   684,300       -0-         -0-          -0-


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     In October 1994, the Company's securities began trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol CTDI. Since the commencement of trading of the Company's securities, there has been an extremely limited market for its securities. During the fourth quarter of 1995, one of the Company's market makers ceased business. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board. At March 1, 1995, the average per share bid and ask price of the Company's common stock was $4.50 and $7.50, The following table set forth the high and low sales prices for the periods since October, 1994


                                High        Low
1994     Fourth Quarter     $   6.00     $ 3.00
1995     First Quarter      $   7.50     $ 3.00
         Second Quarter     $   8.50     $ 4.25
         Third Quarter      $   9.00     $ 4.00
         Fourth Quarter     $   8.00     $  .50
1996     First Quarter      $   2.25     $  .50
         Second Quarter     $   1.0625   $  .75
         Third Quarter      $   2.25     $  .25
         Fourth Quarter     $   1.00     $  .625


     Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     Holders

     As of March 25, 1997, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 1,225,110.

     Dividend Policy

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.


PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

As of December 31, 1996 the Company's liquidity as measured by its total current assets was $202,910 - up by more than 19% from year-end 1995. The improvement in the 1996 value resulted from a large accounts receivable ($92,500) created by an order shipped in December. Inventory did not change significantly while cash available was $7,767 at December 31, 1996 compared to $46,773 at December 31, 1995.

The Company has established substantial inventory of Garlessence and does not expect to expend more than an additional $10,000 in incidental costs to distribute the product before distributor sales are realized. In of 1996 the company sold directly less than $1,000 of Garlessence. By the end of the year the Company had expected to move at least half the Garlessence in bulk to overseas bulk purchasers or in a U.S. promotion with a local start-up multi-level marketing organization. Those transactions are still anticipated but have not occurred as of December 31, 1996. The Company postponed purchasing additional inventory of Garlessence in 1996 since sales did not reach levels to support such purchases.

However, should the rate of expansion and volume of sales increase substantially, the Company would require additional funds to finance inventory and accounts receivable and to fund increased costs of advertising and marketing, among other things. To meet the financial needs of expected future growth, the Company registered with the SEC to sell in a public offering in 1996 and 1997 $1.25 million worth of common shares and warrants of the company. As of December 31, 1996 no sales of these equity instruments have been realized. To further buffer cash flow, in June of 1995, the Company obtained a $75,000 line of credit from a commercial bank. In October 1996 this credit line was reduced to $52,200. As of December 31, 1996, there is a $52,200 outstanding balance on this line of credit. On February 6, 1997 the company paid down the line of credit to $1.

On January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not qualify as a designated issue. Of these shares, 47,000 were issued on August 15, 1996. The other 1,000 will not be issued.

On July 7, 1994 the Company entered into a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. Rent for year two was prepaid and earned interest at 9% on the balance not yet applied each month. The balance was fully applied in November 1996. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. During 1994 and 1995, the Company expended significant effort and $65,000 in capital improvements to complete the facility. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion.

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

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $40,000. Since $7,300 had been recorded as of December 31, 1995, the remaining $32,700 has been recognized as amortization expense in 1996.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months. CTD had advanced Ocudex $34,000 in 1995 on which it realized an operating loss of $1,505, but a taxable profit of $63. In 1996 the Company advanced Ocudex an additional $17,000 and has realized a loss of $9,169 for 1996. The Company intends to apply additional funds during 1997 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic ophthalmic drugs using cyclodextrin complexes brought to it by CTD. The initial and immediate benefit of successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of December 31, 1996 there have been no sales recorded by Ocudex of these products.

The Company entered into an agreement with Cyclops h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventions. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be canceled by Cyclops at any time after September 1, 1996 with 30 day notification. No notification of cancellation has been received as of December 31, 1996.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to secure funding for the current public offering. The total amount paid to Geller for the six months ending June 30, 1996 was $10,461. The agreement was canceled in May 1996, with no further amounts paid or due to Geller.

The Company purchased 10,000 shares of its own common stock for $25,000 from a former employee on May 3, 1995, payable over the following 12 months. As of June 30, 1996, that obligation had been paid in full.

In May of 1996 the Company entered into a contractual agreement with Diversified Corporate Consulting Group, LLC (DCCG), whereby the company agreed to transfer 110,010 shares of CTD's common stock to DCCG in return for future services to:

     1.     Recruit and retain at least five market makers for the
Company's common      stock.

     2. Recruit and supervise a financial public relations firm acceptable to the Company's Board of Directors, to assist the Company to disseminate information required in order to permit its securities to realize their proper trading value.

     3. Use best efforts to introduce the Company to at least two journalistic publications in multiple media, and to encourage such publications to feature the Company's progress in communications to subscribers.

     4.     (a)     Assist the Company to raise required debt or
equity capital through introductions to
investment banking firms and individual
investors, when and if necessary; and

          (b) Assist the Company to list its securities, if eligible, for trading on either one or more national securities exchanges or on the NASDAQ inter dealer quotation system.

     5. Use best efforts to induce retail securities brokerage firms to consider the Company's securities as appropriate investments for their retail clients.

     6. Assist the Company to effect corporate restructuring designed to maximize its operational efficiency, initiate an acquisitions program, and develop programs to assure compliance with applicable securities laws.

     7. If required, train Company personnel and consultants in proper procedures for regulatory compliance and to effect its various strategic and tactical plans.

     8. Develop programs to assist it to comply with the electronic filing requirements of Securities and Exchange Commission Regulation ST.

In the second quarter of 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.

In 1995, the Company sponsored validation testing at the University of Florida on a new cyclodextrin-based veterinary euthanasia product; approximately $12,500 has been spent in the initial studies required to test this new product. The company spent $1,375 on the new cyclodextrin-based veterinary euthanasia product in 1996. Additional formulation work and efficacy validation will be done along with the writing and submission of the patent protecting the invention.

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

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Total revenues were $346,700 and $278,600 for the year ended December 31, 1996 and 1995, respectively. The Company's revenues grew more than 24% in 1996 and are expected to continue to grow significantly through the year 2000. However, sales volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate this volatility by expanding its product line to more routinely purchased products. The Company expects to increase sales of Garlessence in 1997. Although sales have been much slower developing than anticipated, as they grow, they will provide not only a substantial increase in sales revenues but stability as well.

The Company was able to increase its gross profit margin from 82.8% for 1995 to 87.6% for 1996. The future sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage for the year; therefore the Company does not expect this trend of increasing gross profit margins to continue.

During 1996, the Company achieved an overall decrease in operating expenses of almost 30% over 1995. This reduction was achieved by reducing salary expenses, office expenses, professional fees, and advertising expenses across the board. These expense reductions were implemented while still expanding the Company's sales base, developing new products, and implementing its strategy of creating operational affiliates that will use cyclodextrins in herbal medicines, wastewater remediation, and pharmaceuticals.

Item 7.  Financial Statements





                            FINANCIAL STATEMENTS
                                     AND
                          INDEPENDENT AUDITORS' REPORT


                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                         DECEMBER 31, 1996 AND 1995





















                                       CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS:

     Balance Sheet                                                           2-3

     Statements of Operations                                                  4

     Statements of Stockholders' Equity                                        5

     Statements of Cash Flows                                                6-7

     Notes to Financial Statements                                          8-17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cyclodextrin Technologies Development, Inc.
Gainesville, Florida


We have audited the accompanying balance sheet of Cyclodextrin Technologies Development, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cyclodextrin Technologies Development, Inc. for the year ended December 31, 1995, were audited by other auditors whose report dated February 5, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyclodextrin Technologies Development, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          Davis, Monk & Company.

February 21, 1997
Gainesville, Florida

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cyclodextrin Technologies Development, Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Cyclodextrin Technologies Development, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Cyclodextrin Technologies Development, Inc.'s results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/
James Moore & Co.

Gainesville, Florida
February 5, 1996


                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996




                                     ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                        $  7,767
  Accounts Receivable                                               106,192
  Inventory                                                          76,379
  Deposits and Prepaid Expenses                                       4,013
  Notes Receivable - Employees, Current Portion                       8,559
  Deferred Tax Asset                                                153,350
                                                                   ________
TOTAL CURRENT ASSETS                                                356,260
                                                                   ________
PROPERTY AND EQUIPMENT
  Furniture and Equipment                                            48,928
  Leasehold Improvements                                             24,800
                                                                   ________
                                                                     73,728
  Less:  Accumulated Depreciation                                    41,435
                                                                   ________
TOTAL PROPERTY AND EQUIPMENT                                         32,293
                                                                   ________
OTHER ASSETS
  Notes Receivable - Employees, Less Current Portion                  1,190
  Advances to and Investment in Joint Venture                        40,826
  License Fee                                                        20,000
  Deferred Offering Costs                                           127,531
  Deferred Tax Asset                                                 76,000
                                                                   ________
TOTAL OTHER ASSETS                                                  265,547
                                                                   ________
TOTAL ASSETS                                                       $654,100
                                                                   ========















                                    (CONTINUED)

                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                    BALANCE SHEET
                                 DECEMBER 31, 1996
                                     (CONCLUDED)



                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                        $    10,542
  Note Payable on Line-of-Credit                                    52,200
                                                               ___________
TOTAL CURRENT LIABILITIES                                           62,742
                                                               ___________

COMMON STOCK SUBJECT TO REPURCHASE                                   7,813
                                                               ___________

STOCKHOLDERS' EQUITY
  Voting Common Stock, Par Value $.0001 Per Share,
  9,900,000 Shares Authorized, 1,200,110 Shares
  Issued and Outstanding; Non-Voting Common Stock,
  Par Value $.0001 Per Share, 10,000,000 Shares
  Authorized, 0 Shares Issued                                          120
  Additional Paid-In Capital                                     1,670,434
  Common Stock Issued for Future Services                          (18,500)
  Accumulated Deficit                                           (1,068,509)
                                                               ___________
TOTAL STOCKHOLDERS' EQUITY                                         583,545
                                                               ___________


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   654,100
                                                               ===========








                  The accompanying "Notes to Financial Statements"
                       form an integral part of this statement.


                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                            1996       1995
PRODUCT SALES                                            $ 344,068   $ 253,634

COST OF PRODUCTS SOLD                                       45,354      43,560
                                                         _________   _________
  GROSS PROFIT                                             298,714     210,074
                                                         _________   _________
OPERATING EXPENSES
  Advertising                                                9,273      73,396
  Depreciation and Amortization                             49,507      17,220
  Consulting Fees                                            1,500       6,000
  Office Expenses                                           32,673      39,777
  Professional Fees                                         29,673      87,951
  Travel and Entertainment                                  10,649       8,596
  Rent                                                      21,650      21,087
  Research and Development Costs                             8,033      17,988
  Personnel Costs                                          121,575     137,994
  Taxes and Licenses                                        16,066      16,690
  Bad Debts                                                     --         304
                                                         _________   _________
TOTAL OPERATING EXPENSES                                   300,599     427,003
                                                         _________   _________
LOSS FROM OPERATIONS                                        (1,885)   (216,929)
                                                         _________   _________
  OTHER INCOME (EXPENSE)
    Investment and Other Income                              2,632      12,465
    Gain (Loss) Due to Change in Redemption Price
      on Common Stock Subject to Repurchase                 (1,563)     12,500
    Equity in Loss from Unconsolidated Joint Venture        (9,169)     (1,506)
    Interest Expense                                        (3,914)       (139)
                                                         _________   _________
  TOTAL OTHER INCOME (EXPENSE)                             (12,014)     23,320
                                                         _________   _________
LOSS BEFORE INCOME TAXES                                   (13,899)   (193,609)

INCOME TAX BENEFIT, NET                                    229,350          --
                                                         _________   _________
NET INCOME (LOSS)                                        $ 215,451   $(193,609)
                                                         =========   =========
NET INCOME (LOSS) PER COMMON SHARE                       $     .19   $    (.19)
                                                         =========   =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                            1,151,794   1,020,957
                                                         =========   =========




                   The accompanying "Notes to Financial Statements"
                       form an integral part of this statement.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              COMMON STOCK               TOTAL
                                   ADDITIONAL  ISSUED FOR   RETAINED    STOCK-
                      COMMON STOCK   PAID-IN     FUTURE     EARNINGS    HOLDERS'
                     SHARES  AMOUNT  CAPITAL     SERVICES  (DEFICIT)    EQUITY
Balance, December
  31, 1994           993,700 $ 99  $1,564,996  $(37,500) $(1,090,351) $ 437,244

Shares Subscribed;
  Issued in 1996
  Under Employee
  Temporary
  Purchase Plan       29,600    3       6,925        --           --      6,928

Compensation
  Earned                  --   --          --    19,500           --     19,500

Shares Issued
  Under Employee
  Stock Plan              --   --          --    (6,250)          --     (6,250)

Net Loss                  --   --          --        --     (193,609)  (193,609)
                   _________ ____  __________  ________  ___________  _________

Balance, December
  31, 1995         1,023,300  102   1,571,921   (24,250)  (1,283,960)   263,813

Shares Issued
  Under Employee
  Temporary
  Purchase Plan        3,800   --       3,025        --           --      3,025

Shares Issued
  For Services       157,010   16      86,490        --           --     86,506

Shares Issued
  As Bonus            16,000    2       8,998        --           --      9,000

Compensation
  Earned                  --   --          --     5,750           --      5,750

Net Income                --   --          --        --      215,451    215,451

                   _________ ____  __________  ________  ___________  _________

Balance, December
  31, 1996         1,200,110 $120  $1,670,434  $(18,500) $(1,068,509) $ 583,545
                   ========= ====  ==========  ========  ===========  =========


                   The accompanying "Notes to Financial Statements"
                       form an integral part of this statement.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          DECEMBER 31, 1996 AND 1995




                                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $ 215,451    $(193,609)
                                                         ________    _________
  Adjustments to Reconcile Net Loss to Net
    Cash Used for Operating Activities:
      Depreciation and Amortization                        49,507       17,220
      Loss on Currency Conversion                             175           --
      Deferred Compensation Earned                          5,750       19,500
      Equity in Loss of Unconsolidated
        Joint Venture                                       9,169        1,505
      (Gain) Loss Based on Redemption Price
        of Common Stock Subject to Repurchase               1,563      (12,500)
      Stock Issued for Services                             9,000           --
      Increase in Accounts Receivable                     (69,540)     (27,746)
      (Increase) Decrease in Inventory                      1,902      (42,176)
      Decrease in Deposits and Prepaid
        Expenses                                           17,445        3,057
      Increase in Deferred Offering Costs                 (41,025)          --
      Increase (Decrease) in Accounts Payable and
        Accrued Expenses                                  (35,578)      18,216
      Increase in Deferred Income Taxes                  (229,350)          --
                                                         ________    _________
      Total Adjustments                                  (280,982)     (22,924)
                                                         ________    _________
NET CASH USED FOR OPERATING ACTIVITIES                    (65,531)    (216,533)
                                                         ________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Joint Venture                               (17,000)     (34,000)
  Purchase of Equipment and Leasehold
    Improvements                                             (530)     (28,017)
  Proceeds from Sale of Equipment                              --        1,180
  Cash Paid for License                                        --      (49,602)
  Cash Loan to Employee                                    (4,000)     (13,000)
  Repayment of Employee Loan                                4,251        3,000

                                                         ________    _________
NET CASH USED IN INVESTING ACTIVITIES                     (17,279)    (120,439)
                                                         ________    _________







                                     (CONTINUED)



                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            DECEMBER 31, 1996 AND 1995
                                     (CONCLUDED)




                                                            1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                                $  3,025     $   6,928
  Cash Paid for Treasury Stock Obligation                  (6,421)      (18,579)
  Proceeds from Line-of-Credit                             49,700         5,000
  Proceeds from Loan Payable to Officer                     1,751            --
  Payments on Line-of-Credit                               (2,500)           --
  Payment to Stockholder on Loan                           (1,751)           --
                                                         ________     _________

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           43,804        (6,651)
                                                         ________     _________

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (39,006)     (343,623)

CASH AND CASH EQUIVALENTS, Beginning of Period             46,773       390,396
                                                         ________     _________

CASH AND CASH EQUIVALENTS, End of Period                 $  7,767     $  46,773
                                                         ========     =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period For:
    Interest                                             $  3,914     $     139

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIY
    Common Stock Issued for Services                     $ 95,506     $   6,250
    Contribution by Stockholder                          $  6,000     $      --
    Equity in Loss of Unconsolidated Joint Venture       $  9,169     $   1,505
    Acquisition of Stock of Unconsolidated Joint
      Venture                                            $    500     $      --










                   The accompanying "Notes to Financial Statements"
                       form an integral part of this statement.

                      CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the more significant accounting policies of Cyclodextrin Technologies Development, Inc. (the Company) which affect the accompanying financial statements:

     (a) ORGANIZATION AND OPERATIONS--The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. The Company is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology. The Company's current market is primarily within the United States.

     (b) CASH AND CASH EQUIVALENTS--For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (c) PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Depreciation on equipment is computed using primarily accelerated methods over the estimated useful lives of the assets, which are either five or seven years. Depreciation on leasehold improvements is computed on the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

     (d) INVENTORY--Inventory consists of products purchased for resale and chemical complexes manufactured in-house, and is recorded at the lower of cost (first-in, first-out) or market.

     (e) REVENUE RECOGNITION--Revenues are recorded when products are shipped.

     (f) ADVERTISING--The Company expenses the production costs of advertising the first time the advertising takes place.

     (g) NET LOSS PER COMMON SHARE--Net loss per common share is computed based on the weighted average number of common shares outstanding during the period, less treasury stock owned by the Company. Common shares include common stock subject to repurchase. Those stock options outstanding that are dilutive have been considered in determining net loss per share and the weighted average number of shares outstanding.

     (h) USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)




NOTE 2 - COMMITMENTS

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price. The future minimum lease payments under operating leases as of December 31, 1996, are as follows:

                    YEAR ENDING
                    DECEMBER 31,                  AMOUNT

                        1997                     $20,014
                        1998                      21,018
                        1999                      18,240
                    Thereafter                        --
                                                 _______
                    TOTAL                        $59,272
                                                 =======

Rent expense under the foregoing lease and all other operating leases was $19,058 and $18,150 for 1996 and 1995, respectively.

On August 1, 1994, the Company entered into a five year consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1995, the Company discontinued its monthly payment to Yellen in accordance with the agreement. Additionally, the Company will pay Yellen royalties of up to 5% of sales for products acquired through Yellen, or Cyclodextrin sales made by Yellen for three to five years.

The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase, contingent upon the amount of commissions and royalties. The conditions were not met, therefore, the Company is not obligated to sell shares to Yellen at the agreed upon discount.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995
                                   (CONTINUED)



NOTE 2 - COMMITMENTS (continued)

recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization expense under the straight line method since the inception of the contract is $40,000. Since $7,300 had been recorded as of December 31, 1995, the remaining $32,700 has been recognized as amortization expense for the year ended December 31, 1996.

In July of 1996, the Company registered Form SB-2 with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,250,500. This offering expires in April 1997.

On January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. Of these shares, 47,000 were issued on August 19, 1996. The other 1,000 shares, valued at $250, will not be issued.

Since all the costs associated with these shares are directly attributable to the proposed offering, they have been classified as deferred charges. In addition, all other specific incremental professional fees incurred in 1996 which are clearly and directly attributable to the Company's effort to obtain equity financing have been deferred. The total amount deferred for the year ended December 31, 1996 is $127,531. These deferred professional costs will be offset against the net proceeds of the offering or will be expensed upon expiration of the offering.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to pay Geller
1% of net moneys received as a result of Geller's efforts to secure funding for the current public offering. The total amount paid to Geller to date was $10,461.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 2 - COMMITMENTS (concluded)

Since all the services performed by Geller to date represent activities for the purpose of promoting the current public offering, the total consulting fees paid to Geller to date have been deferred. In addition, Rick Strattan, president of the Company, gave Geller $6,000 worth of the Company stock on behalf of the Company to provide the above mentioned services. The value of the stock given was recorded as a contribution to the Company and the related expense to Geller was deferred.

The agreement with Geller was cancelled at the end of the initial three months.

In May 1996, the Company entered into an agreement with Diversified Corporate Consulting Group, L.C., an unrelated company, to provide consulting services to be completed within 12 months. In return, the Company agreed to pay Diversified common stock of the Company, in a quantity equal to 10% of all outstanding common stock, in lieu of document licensing fees and of required cash payments for up to an aggregate of 130 hours of hourly consulting and licensing fees. The common stock issued to Diversified on July 29, 1996, under this agreement was 110,010 shares.

The Company entered into an agreement with Cyclops h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventions. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by the Company or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agrees to pay Cyclops $30,000 per month. This agreement may be cancelled by Cyclops at any time after September 1, 1996 with 30 day notification. As of December 31, 1996, no cancellation notice was received by the Company.


NOTE 3 - EMPLOYEE STOCK PLANS

During 1994, the Company adopted a nonqualified employee stock issuance plan to provide incentives to employees. Stock issued under this plan is at the discretion of the Board of Directors of the Company and bears a restrictive legend. All shares issued pursuant to this Plan must be held for a minimum of two years and become fully vested after five years. During the three year period beginning on the first day of the third year after issuance and ending five years after issuance, the Company shall purchase all or any part of the shares from the employee upon the employee's written request; the purchase price of the shares shall be 50% of the then current market value of the shares.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 3 - EMPLOYEE STOCK PLANS (concluded)

In December 1994, the Company issued 25,000 shares to employees for future services under this plan. The Company valued the 25,000 shares at $37,500, which was approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company recorded the $37,500 as stock issued for future services, which is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company is amortizing this amount to expense over five years on the straight-line basis, the estimated benefit period of the future services. Any unamortized amount will be charged to expense if an employee terminates employment with the Company.

In June 1995, the Company purchased 10,000 shares of its own common stock, issued under the employee stock issuance plan as noted above, and originally valued at $15,000, for $25,000 from a former employee, payable over the next twelve months. As of December 31, 1996, all amounts have been paid and no further payable is due. This stock was held in treasury and reissued under the employee stock plan, valued at $6,250, which was 50% less than the market price at the date of issuance.

The Company expensed $5,750 and $19,500 under the stock issuance plan for the years ended December 31, 1996 and 1995, respectively.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years; therefore, they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. Under the plan, the Company sold 29,600 shares and 3,800 shares to employees in 1995 and 1996, respectively. These shares were all issued on September 6, 1996.

Had compensation cost for the Company's employee stock purchase plan and stock-based compensation plan been determined based on a fair value at the grant dates for awards under this plan consistent with the method of FASB Statement 123, the Company's net income (loss) and net income (loss) per share would have been the proforma amounts indicated below:

                                            1996           1995
     Net Income (Loss)    As Reported    $215,451      $(193,609)
                          Proforma       $206,176      $(223,037)

     Net Income (Loss)
       Per Share          As Reported    $   .19       $    (.19)
                          Proforma       $   .18       $    (.22)


                                      -12-
                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 4 - OTHER COMMON STOCK TRANSACTIONS

On April 26, 1996, the Company resolved to authorize the issuance of 16,000 shares of voting common stock to Rick Strattan, President, as a bonus for services rendered to the Company. These shares were issued on August 15, 1996, and valued at $9,000, which was 50% less than the market price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established.

On April 21, 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.


NOTE 5 - COMMON STOCK SUBJECT TO REPURCHASE

As described in Note 3 above, the Company established a nonqualified employee stock issuance plan in 1994, and issued shares under this plan in December, 1994. Also, as noted above, the stock issued under this Plan is redeemable by the Company at the option of the employee, at 50% of the then current market value. The employee can demand redemption at any time during a three year period beginning on the first day of the third year after issuance and ending five years after issuance.

The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date. Changes in the redemption amount are recognized in the accompanying statement of operations as "Gain (loss) due to change in redemption price on common stock subject to repurchase."

Common stock subject to repurchase activity comprises the following:

                                                1996       1995
          Balance, Beginning of Year           $6,250   $ 37,500
          Common Stock Issued                      --      6,250
          Common Stock Redeemed                    --    (25,000)
          Market Changes in Redemption Price    1,563    (12,500)
                                               ______   ________
          Balance, End of Year                 $7,813   $  6,250
                                               ======   ========

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 5 - COMMON STOCK SUBJECT TO REPURCHASE (concluded)

Common stock subject to repurchase is redeemable by the holder as follows:

          Year Ending                          Shares     Amount
             1997                              15,000     $4,688
             1998                              10,000      3,125
                                               ______     ______
          Total                                25,000     $7,813
                                               ======     ======


NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

     (b) NOTES RECEIVABLE-EMPLOYEES - The Company's notes receivable from employees are uncollateralized. The Company's policy of requiring collateral on loans made to employees is determined on a case-by-case basis.


NOTE 7 - NOTES RECEIVABLE - EMPLOYEES

In March 1995, the Company loaned $13,000 to an employee. A payroll deduction is made each month, which includes principal and interest. Interest is 7%. The final payment is due in March 1998.

In November 1996, the Company loaned $4,000 to another employee. Interest is 8%. The principal and interest is all due January 31, 1997.


NOTE 8 - MAJOR CUSTOMERS AND SUPPLIERS

Sales to four customers in 1996 consisted of approximately 71% of total sales. Of this, sales to one major customer were approximately $80,000 or 23% of sales, and sales to another major customer were approximately $120,000 or 35% of sales. The aggregate accounts receivable balances at December 31, 1996 for the four major customers were $98,250. Sales to four customers in 1995 consisted of approximately 84% of total sales.

The Company currently purchases all its inventory of Garlessence, a dietary supplement, from one supplier.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 9- LINE-OF-CREDIT

In June 1995, the Company entered into a $75,000 line-of-credit with a bank. This was renewed upon maturity in June 1996 and again in October 1996. In October 1996, the credit limit was lowered to $52,200. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is currently due on February 1, 1997. The line is collateralized by accounts receivable and inventory. As of December 31, 1996, there is $52,200 outstanding on this line-of-credit. Total interest expense of $3,506 and $139 was recorded related to this line-of-credit for the years ended December 31, 1996 and 1995, respectively. The interest rates at December 31, 1996 and 1995 were 10.25%

NOTE 10 - JOINT VENTURE

Effective May 1, 1995, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company has advanced Ocudex $51,000 as of December 31, 1996. The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses.

Following is a summary of the financial position and results of operations of Ocudex:

                                                             1996       1995
          Cash                                             $    719   $ 1,777
          Equipment                                          28,000    28,000
          Other Assets                                        1,932     1,212
                                                           ________   _______
          Total Assets                                     $ 30,651   $30,989
                                                           ========   =======

          Advances From Stockholder                        $ 51,000   $34,000
          Common Stock                                        1,000        --
          Stockholders' Deficit                             (21,349)   (3,011)
                                                           ________   _______
          Total Liabilities and Stockholders' Deficit      $ 30,651   $30,989
                                                           ========   =======

          Sales                                            $     --   $    --
                                                           ========   =======

          Net Loss                                         $ 18,338   $ 3,011
                                                           ========   =======

          Company's Proportionate Share of Loss            $  9,169   $ 1,506
                                                           ========   =======

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONTINUED)



NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 1996:


                                                           CARRYING     FAIR
                                                            AMOUNT     VALUE
     FINANCIAL ASSETS:
       Cash and Cash Equivalents                           $  7,767  $  7,767
       Accounts Receivable                                  106,192   106,192
       Notes Receivable - Employees                           9,749     9,749
                                                           ________  ________
     TOTAL FINANCIAL ASSETS                                $123,708  $123,708
                                                           ========  ========

     FINANCIAL LIABILITIES:
       Note Payable on Line-of-Credit                      $ 52,200  $ 52,200
       Accounts Payable and Accrued Expenses                 10,042    10,042
                                                           ________  ________
     TOTAL FINANCIAL LIABILITIES                           $ 62,242  $ 62,242
                                                           ========  ========

The fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. The fair value of the notes receivable-employees was estimated using current interest rates.


NOTE 12 - INCOME TAXES

At December 31, 1995, the Company has a net operating loss carryforward totaling approximately $1,322,000 that may be offset against future taxable income through 2011. No tax benefit was reported in the 1995 financial statements, however, because the Company believed there was greater than a 50% chance that the carryforward would expire unused. Accordingly, the expected tax benefit of the loss carryforward was offset by a valuation allowance.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995
                                    (CONCLUDED)



NOTE 12 - INCOME TAXES (concluded)

During the current year, the Company had taxable income after considering non-deductible expenses that utilized approximately $4,000 of the carryforward from prior years. Because of the current year performance and anticipated profitability in the future, the Company determined that a valuation allowance of 50% of the future tax benefit was appropriate. Accordingly, the Company has recognized an income tax benefit in the current year to reflect this change in estimate in accordance with SFAS No. 109.

The income tax benefit consists of the following components:

                                                        1996        1995
     Current Taxes                                   $     650     $   --
     Tax Benefit from Change in Deferred
       Tax Asset Valuation Allowance
       Related to Prior Years Net Operating
       Loss Carryforward                              (230,000)        --
                                                     _________     ______
                                                     $(229,350)    $   --
                                                     =========     ======


NOTE 13 - SUBSEQUENT EVENTS

On February 6, 1997, the Company paid down the line-of-credit, as described in Note 9 above, to $1. It was renewed with a credit limit of $25,000. Interest will be due monthly at prime plus 2%. Any outstanding principal and interest will be due on March 1, 1998.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 5, 1996, Registrant engaged the accounting firm of Davis,
Monk & Co. as independent accountants for the Registrant for 1996. The work of James Moore & Co.., P.L. was terminated on December 5, 1996. The termination of James Moore & Co., P.L. and the engagement of Davis, Monk & Co. was approved by the Company's Board of Directors.

During the two most recent fiscal years ended December 31, 1996, there have been no disagreements with James Moore & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

James Moore & Co., P.L.'s report on the financial statements for the past two years ended December 31, 1995, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                   Age    Position                   Since
C.E. Rick Strattan     50     President/CEO, Director    August, 1990

David L. Southworth    48     Treasurer/CFO              May, 1995


     C.E. Rick Strattan, has been President and a Director of the Company since its formation. He served as treasurer of the Company from August, 1990 to May, 1995. From November 1987 through July 1992, Mr. Strattan was with Pharmatec, Inc. where he became its Director of Marketing and Business Development for CDs. He was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987 he served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. He is a graduate of the University of Florida with a BS degree in chemistry and mathematics and has also received an MS degree in Pharmacology and an MBA degree in Marketing/Computer Information Sciences from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of Cyclodextrins. Mr. Strattan's professional and technical experience are deemed highly important to the Company. See "Business - General."

     David L. Southworth, has served as Treasurer and Chief Financial Officer of the Company since May, 1995. Mr. Southworth joined the Company in February 1994. From mid-1992 until January 1994, Mr. Southworth served as Controller for GCA Chemical Corporation in Bradenton, Florida. He retired from the United States Air Force in 1992 after 20 years of active duty, mostly in Europe and Southeast Asia, serving in various management and financial budgeting positions. Mr. Southworth was Assistant Controller of Tropical Garment Manufacturing Company from May 1979 to June, 1983. Tropical Garment Manufacturing, a Tampa, Florida, manufacturer of men's clothing, employs over 1,000 employees. Mr. Southworth graduated from the University of South Florida in 1981 with a BS degree in Business Finance. He received AA degrees from the University of Maryland (foreign languages) and the State University of New York (math and sciences).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1996, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with except the following transactions were not reported on a timely basis: for C.E. "Rick" Strattan: purchase 8,000 shares on January 30, 1996, transfer of 500,000 shares on March 14, 1996 to a family limited partnership for estate planning purposes, receipt of 16,000 bonus shares on August 15, 1996 and the purchase 15,800 shares on September 6, 1996; for David L. Southworth the award of 4,000 shares on December 12, 1995.


Item 10. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended December 31, 1994, 1995 and 1996 for each executive officer is set forth in the following table:

                          SUMMARY COMPENSATION TABLE
             (three fiscal years ended December 31, 1994, 1995 and 1996)

                                                Annual            Long Term
                                                Compensation      Compensation
                                     _________________________   _____________
                                                 Other               All
Name and                                         Annual             Other
Principal Position    Year     Salary    Bonus Compensation       Compensation
[S]                   [C]      [C]        [C]       [C]         [C]
C.E. Rick Strattan    1996     $30,750   $9,000     -0-             -0-
Chief Executive       1995     $36,000    -0-       -0-             -0-
Officer, President    1994     $60,000    -0-       -0-            $500

Steve Herschleb       1996<F1> -0-        -0-       -0-             -0-
Vice President        1995     $12,500    -0-       -0-         $25,000<F1>
                      1994     $18,750    -0-       -0-             -0-

David L. Southworth   1996     $29,025    -0-       -0-             -0-
Treasurer/Chief       1995     $27,550    -0-       -0-          $2,501<F2>
Financial Officer
[FN]

<F1> On May 1, 1995, Mr. Herschleb left CTD due to ill health and the Company repurchased his shares for $2.50 per share.

<F2> On November 11, 1995 Mr. Southworth received 4,000 shares of CTD common stock having a value of $2,501 based on the market price of the shares at that time.

     On November 15, 1995, the Company adopted a non-qualified employee stock purchase plan pursuant to which employees may purchase restricted shares of the Company's common stock at a price of 50% of the current bid price of the shares in amounts not to exceed the employee's gross pay. Pursuant to the plan, employees have elected to purchase 33,400 shares, of which 15,800 shares have been purchased by Mr. Strattan.

Performance-Based Stock Compensation

     The Company has adopted a resolution whereby up to 100,000 shares may be transferred to Mr. Strattan based on his performance in the discretion of the Board of Directors which is solely comprised of Mr. Strattan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 25, 1997, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.
Names and Address of       Amount and Nature            Approximate % of Class
Individual or              of Beneficial Ownership
Identity of Group

C.E. Rick Strattan<F1>            515,800<F2>                      42.10%
4123 N.W. 46th Avenue
Gainesville, FL 32606

Diversified Corporate              75,000                           6.12%
Consulting Group
11355 S.E. 54th Avenue
Belleview, FL 34420

David L. Southworth                14,000                           1.14%
3142 N. E. 13th Street
Gainesville, FL 32609

All Officers and                  529,800                          43.25%
Directors as a group
(2 Persons)

[FN]
<F1>  Held by Strattan Associates, Ltd., of which Mr. Strattan is the general partner. Strattan Associates, Ltd. is a limited partnership established by Mr. Strattan for estate tax purposes and is not otherwise engaged in business. Strattan Associates, Ltd. is the owner of the 500,000 shares of CTD stock.
<F2>  Includes 15,800 issuable to Mr. Strattan pursuant to employee stock purchase plan.



Item 12.  Certain Relationships and Related Transactions.

     In November 1993, the Company entered into a Business Consulting Agreement with Garrison Enterprises, Inc. ("Garrison") to provide consulting services to the Company in the areas of the evaluation of managerial, marketing and sales requirements; reviewing and analyzing proposed business opportunities; consulting with the Company on strategic corporate planning and long-term investment policies; and rendering advice with respect to future fund raising and other financial arrangements. As compensation for its services Garrison was issued 300,000 shares of the Company's Common Stock and after completion of the Company's private placement offering in May, 1994, Garrison began receiving $7,000 per month for a period of 3 years and $10,000 per month for the two-year period thereafter.

     In November 1993, C.E. Rick Strattan, the President of the Company, and Garrison entered into a Shareholder's Agreement. Pursuant to which Mr. Strattan and Garrison (the "Shareholders") agreed to vote their shares so as to provide that the Directors of the Company shall be C.E. Rick Strattan and Michael A. Schub ("Schub"). In addition, the Shareholders agreed to an annual salary to the President of the Company of $7,000 per month for the three years after the closing of the stock offering, increasing to $10,000 per month in years four and five.

     Subsequently, on June 16, 1994, Mr. Schub resigned as Vice President, Secretary and Director of the Company. On June 23, 1994, Barry R. Klein became Secretary and a Director of the Company. In addition, Mr. Schub was president and a director of Garrison from inception to June 23, 1994, when Mr. Schub resigned.

     Upon Mr. Schub's resignation as an officer and director of the Company and Garrison, the Company entered into a retainer agreement with Schub thereby retaining Schub as special counsel, at a monthly retainer of $1,750 commencing July 1, 1994 and continuing until March 31, 1997. From April 1, 1997 to March 31, 1999, said retainer was to be increased to $2,500 per month. Garrison thereafter agreed to reduce its compensation from the Company in an amount equal to the monthly retainer paid to Schub.

     On August 1, 1994, the Company entered into a five-year consulting agreement (renewable annually by mutual agreement) with Yellen Associates ("Yellen"). Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. If sales of Yellen products had been at least $200,000 per year, this monthly payment would have automatically continued for one year. Any other continuance of the payment would be negotiated. Additionally, the Company would pay Yellen royalties of up to 5% of sales for three to five years for products acquired through Yellen or cyclodextrin sales made by Yellen. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase. Having satisfied the guaranteed minimum payments part of the agreement in April, 1995, the Company chose to discontinue the monthly payments.

     In September 1994, the Company prepaid its consulting agreements with Garrison and Schub for an amount equal to $180,000. Garrison and Schub are no longer providing services to the Company. The Company terminated these agreements because it believed that the marketing and financial services of Schub and Garrison would not be needed for the remaining term of five years. Thus, the Company bought out of these agreements at a discount of $270,000. Under the terms of the contracts, the Company was obligated to expend approximately $450,000 over the next year term of the agreement.

     On December 12, 1994, the Company adopted a stock issuance plan pursuant to which employees named by the board of directors receive shares in amounts determined by the board. Shares received pursuant to the 1994 plan are vested after five years. During the third, fourth and fifth years the stock is held by an employee, the employee may cause the Company to repurchase the stock at 50% of the then current market value. Since its inception 35,000 shares have been issued pursuant to the plan, of which 10,000 have been repurchased.

     On May l, 1995, the Company agreed to purchase all of Mr. Herschleb's common shares of the Company (10,000 shares) at a price of $2.50 per share payable in 12 monthly installments without interest.

     On May 1, 1995, the Company entered into a Joint Venture Agreement with Ocumed, Inc. Under the terms of the Agreement, the parties have created a separate entity called Ocudex, Inc. for the purpose of developing and selling ophthalmic products manufactured by Ocumed and developed by the Company for which the Company will provide funding of up to $120,000 over a 12-month period. The Company and Ocumed each own 50% of Ocudex, Inc.

     The Company has adopted a resolution whereby up to 100,000 shares may be transferred to Mr. Strattan based on his performance in the discretion of the Board of Directors which is solely comprised of Mr. Strattan.


PART IV.

Item 13.  Exhibits and Reports on From 8-K.

(a) Exhibits     Page

     1.  Financial Statements

           (1)  Reports of Independent Certified Accountants

           (2)  Financial Statement Schedules     None


     3.  Exhibits required by Item 601, Regulation S-B

Exhibit No.     Page

(3) Articles of incorporation and by-laws

     (a) Articles of Incorporation filed August 9, 1990 *

     (b) By-Laws. *

(c) Certificates of Amendment to the Articles of Incorporation filed November 18, 1993 and September 24,
1993. *

(4) Instruments defining the rights of security holders, including indentures

     (a) Specimen Share Certificate for Common Stock. *

(9)  Voting Trust Agreement     None

(10)  Material Contracts

(a) Agreement of Shareholders dated November 11, 1993 by and among C.E. Rick Strattan, Garrison Enterprises, Inc. and the Company. *

(b)  Lease Agreement dated July 7, 1994**.

(c) Consulting Agreement dated July 29, 1994 between the Company and Yellen Associates. *

(d) License Agreement dated December 20, 1994 between the Company and Herbe Wirkstoffe GmbH. *

(e) Joint Venture Agreement between the Company and Ocumed, Inc. dated May 1, 1995, incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1995.**

(11)  Statement re: Computation of Per Share Earnings     Note 1 to
Financial Statements

(22)  Subsidiaries of Registrant     None

(23)  Published Report re:  Matters Submitted to Vote of Security
Holders     None

(24)  Consents of Experts and Counsel     None

(25)  Power of Attorney      None

(27)  Financial Data Schedule

(28)  Additional Exhibits     None

(29)  Information from reports furnished to state insurance regulatory
authorities     None

(b)  Reports on Form 8-K     None

Form 8-K, filed December 12, 1996 regarding item 4.

* Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.





                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.



By (Signature and Title)  __________________/S/__________________
                          C.E. RICK STRATTAN, President,
                          Chief Executive Officer, Chief Operating Officer and Director

Date: March 28, 1997



By (Signature and Title)  ________________/S/_____________________
                          DAVID L. SOUTHWORTH, Treasurer and
                          Chief Financial Officer

Date: March 28, 1997