Form 10QSB
period 1997-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1997-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549

                         FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of The Securities Exchange Act of 1934


For Quarter Ended: March 31, 1997      Commission file number:  0-24930

       CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
    (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
   of incorporation or organization)


    3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-6581
     (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code:   904-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of May 14, 1997, the Company had outstanding 1,225,110 shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1997 AND 1996


CONTENTS                                                                  PAGE

BALANCE SHEET                                                              1-2
STATEMENTS OF OPERATIONS                                                     3
STATEMENTS OF CASH FLOWS                                                   4-5
NOTES TO FINANCIAL STATEMENTS                                             6-11

                CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                              BALANCE SHEET
                     THREE MONTHS ENDED MARCH 31, 1997
                               (Unaudited)




                                 ASSETS

CURRENT ASSETS
    Investments                                                       $ 14,913
    Accounts Receivable                                                 43,174
    Inventory                                                           85,995
    Deposits and Prepaid Expenses                                       10,966
    Note Receivable - Employee, Current Portion                          4,639
    Deferred Tax Asset                                                 153,350
                                                                      ________
  TOTAL CURRENT ASSETS                                                 313,037
                                                                        ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                             48,928
    Leasehold Improvements                                              24,800
                                                                      ________
                                                                        73,728
    Less:  Accumulated Depreciation                                     44,543
                                                                        ________
  TOTAL PROPERTY AND EQUIPMENT                                          29,185
                                                                      ________
  OTHER ASSETS
    Advances to and Investment in Joint Venture                         40,704
    License Fee                                                         15,000
    Deferred Offering Costs                                            127,531
    Deferred Tax Asset                                                  76,000
                                                                      ________
  TOTAL OTHER ASSETS                                                   259,235
                                                                      ________
TOTAL ASSETS                                                          $601,457
                                                                      ========
















                                (CONTINUED)

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                         THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)
                                   (CONCLUDED)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank Overdraft                                                $     6,254
    Accounts Payable and Accrued Expenses                              16,014
    Note Payable on Line-of-Credit                                          1
                                                                  ___________
  TOTAL CURRENT LIABILITIES                                            22,269

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                          18,750
                                                                  ___________

  STOCKHOLDERS' EQUITY
    Voting Common Stock, Par Value $.0001 Per Share,
    9,900,000 Shares Authorized, 1,200,110 Shares Issued
    and Outstanding; Non-Voting Common Stock, Par Value
    $.0001 Per Share, 10,000,000 Shares Authorized, 0
    Shares Issued                                                         120
    Additional Paid-In Capital                                      1,670,434
    Common Stock Issued for Future Services                           (17,062)
    Unrealized Loss on Investments                                     (2,222)
    Accumulated Deficit                                            (1,090,832)
                                                                  ___________
  TOTAL STOCKHOLDERS' EQUITY                                          560,438
                                                                  ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   601,457
                                                                  ===========
















                 See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                            1997        1996

Product Sales                                         $  79,610     $  30,776
Cost of Products Sold                                    21,298         4,526
                                                      _________     _________
GROSS PROFIT                                             58,312        26,250
                                                      _________     _________
OPERATING EXPENSES
  Advertising                                             2,820         3,523
  Depreciation and Amortization                           8,108        22,002
  Consulting Fees                                            --         4,660
  Office Expenses                                         9,671         7,379
  Professional Fees                                      10,633        18,651
  Travel and Entertainment                                  208         4,002
  Rent                                                    5,610         5,373
  Research and Development Costs                          2,050         1,950
  Salaries and Benefits                                  27,159        28,495
  Taxes and Licenses                                      3,181         4,571
                                                      _________     _________
TOTAL OPERATING EXPENSES                                 69,440       100,606
                                                      _________     _________
LOSS FROM OPERATIONS                                    (11,128)      (74,356)
                                                      _________     _________
OTHER INCOME (EXPENSE)
  Investment and Other Income                               657           606
  Loss Due to Change in Redemption
    Price on Common Stock Subject
    To Repurchase                                       (10,938)           --
  Equity in Loss from
    Unconsolidated Subsidiary                              (122)       (5,487)
  Interest Expense                                         (793)         (257)
                                                      _________     _________
TOTAL OTHER INCOME (EXPENSE)                            (11,196)       (5,138)
                                                      _________     _________
NET LOSS                                              $ (22,324)    $ (79,494)
                                                      =========     =========
LOSS PER COMMON SHARE                                 $    (.02)    $    (.07)
                                                      =========     =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           1,225,110     1,099,027
                                                      =========     =========







                  See Accompanying Notes to Financial Statements.

                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (Unaudited)




                                                            1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                    $(22,324)    $ (79,494)
                                                       ________     _________
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used for Operating Activities:
      Depreciation and Amortization                       8,108        22,002
      Gain on Sale of Investments                          (368)           --
      Deferred Compensation Earned                        1,438         1,437
      Equity in Loss of Unconsolidated
        Joint Venture                                       122         5,487
      Loss Based on Redemption Price of
        Common Stock Subject to Repurchase               10,938            --
      Stock Issued for Services                              --         7,000
      Decrease in Accounts Receivable                    63,018        26,185
      Decrease (Increase) in Inventory                   (9,616)        1,812
      Decrease (Increase) in Deposits
        and Prepaid Expenses                             (6,953)          150
      (Decrease) Increase in Accounts Payable
        and Accrued Expenses                              5,472       (17,001)
                                                       ________     _________
      Total Adjustments                                  72,159        47,072
                                                       ________     _________
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                             49,835       (32,422)
                                                       ________     _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investments                               (21,167)           --
  Proceeds from Sale of Investments                         368            --
  Return of Principal on Investments                      4,032            --
  Advances to Joint Venture                                  --       (10,000)
  Purchase of Equipment and Leasehold
    Improvements                                             --          (130)
  Repayment of Employee Loan                              5,889         1,203
  Cash Loan to Employee                                    (779)           --
                                                       ________     _________
NET CASH USED IN INVESTING ACTIVITIES                   (11,657)       (8,927)
                                                       ________     _________







                                    (CONTINUED)

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (Unaudited)
                                    (CONCLUDED)



                                                           1997        1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                                    --         3,025
  Payments on Line-of-Credit                            (52,199)           --
                                                       ________     _________
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                            (52,199)        3,025
                                                       ________     _________

NET DECREASE IN CASH AND CASH EQUIVALENTS               (14,021)      (38,324)
CASH AND CASH EQUIVALENTS, Beginning of Period            7,767        46,773
                                                       ________     _________
CASH AND CASH EQUIVALENTS (OVERDRAFT),
  End of Period                                        $ (6,254)    $   8,449
                                                       ========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash Paid During the Year For:
      Interest                                        $    793      $     257

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCE ACTIVITY
    Equity in Loss of Unconsolidated
      Joint Venture                                   $    122      $   5,487
    Common Stock Issued for Services                  $     --      $  12,000

















                  See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



The information presented herein as of March 31, 1997, and for the three months ended March 31, 1997 and 1996, is unaudited.


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - MARKETABLE EQUITY SECURITIES

Pursuant to the provisions of SFAS No. 115, all equity securities with readily determinable fair values are classified as "available for sale" and are reported in the financial statements at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity. Realized gains and losses are determined using the specific identification method and are reported in earnings.

Investments in equity securities with readily determinable fair values at March 31, 1997, are summarized below:

          Cost                                          $17,135
          Unrealized Losses                               2,222
                                                        _______
          Fair Value                                    $14,913
                                                        =======

There were no investments in equity securities at March 31, 1996.


NOTE 3 - COMMITMENTS

Effective January 1, 1996, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 3 - COMMITMENTS (continued)

purchased through December 31, 1997. Prior to December 31, 1996, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three year period of the contract. The total accumulated amortization under the straight line method since the inception of the contract through March 31, 1996 was $25,000. Since $7,200 was recorded as of December 31, 1995, an additional $17,800 was recognized as amortization expense in the first quarter of 1996. Amortization expense of $5,000 has been recognized in the first quarter of 1997.

August 1, 1994, the Company entered into a new products development and acquisition consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. In May, 1995, the Company discontinued its monthly payment of $2,000 to Yellen for his services in accordance with the agreement. The Company's only remaining obligation under this agreement expires on August 1, 1997, until which time Yellen may purchase 10,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase. Effective February
5, 1996, the Company filed Form SB-2 Registration Statements with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,252,500. This offering expired April 30, 1997.

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing October 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $5,610 and $5,373 for March 31, 1997 and 1996, respectively.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 3 - COMMITMENTS (concluded)

In January 1996, the Company entered into a 6-month agreement
(renewable monthly by mutual agreement)with Geller
International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to pay Geller 1% of net moneys received as a result of Geller's successful efforts to secure funding. The total amount paid to Geller was $10,461.

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

On May 1, 1995, the Company entered into a joint venture operating under the name of Ocudex, Inc.. The Company and Ocumed, Inc. and unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per moth for not more than 12 months. CTD had advanced Ocudex $34,000 in 1995 on which it realized an operating loss of $1,505, but a $17,000 and has realized a loss of $9,169 for 1996. The Company intends to apply additional funds during 1997 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic initial and immediate benefit for successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of December 31, 1996 there have been no sales recorded by Ocudex for these products.


NOTE 4 - EMPLOYEE STOCK PLANS

During 1994, the Company adopted a nonqualified employee stock issuance plan to provide incentives to employees. Stock issued under this plan is at the discretion of the Board of Directors of the Company and bears a restrictive legend. All shares issued pursuant to this Plan must be held for a minimum of he Company adopted a nonqualified employee stock issuance plan to provide incentives to employees. Stock issued under this plan is at the discretion of the Board of Directors of the Company and bears a restrictive legend. All shares issued pursuant to this Plan must be held for a minimum of two years and become fully vested after five years. During the three year period beginning on the first day of the third year after issuance and ending five years after issuance, the Company shall purchase all or any part of the shares from the employee upon the employee's written request; the purchase price of the shares shall be 50% of the then current market value of the shares.

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

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                  (CONTINUED)


NOTE 4 - EMPLOYEE STOCK PLANS (concluded)

In June 1995, the Company purchased 10,000 shares of its own common stock, issued under the employee stock issuance plan as noted above, and originally valued at $15,000, for $25,000 from a former employee, payable over the next twelve months. As of March 31, 1997 and 1996, $0 and $6,421 was still due to the former employee. This stock was held in treasury and reissued under the employee stock plan, valued at $6,250, which was 50% less than the market price at the date of issuance.

The Company expensed $1,437 and $1,437 under the stock issuance plan for the quarters ended March 31, 1997 and 1996, respectively.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years; therefore, they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of March 31, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares were all issued on September 6, 1996


NOTE 5 - COMMON STOCK SUBJECT TO REPURCHASE

As detailed in Note 4 above, the Company established a nonqualified employee stock issuance plan in 1994, and issued shares under this plan in December, 1995 and 1994. Also, as noted above, the stock issued under this Plan is redeemable by the Company at the option of the employee, at 50% of the then current market value. The employee can demand redemption at any time beginning on the first day of the third year after issuance ending five years after issuance.

The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date. Change in the redemption amount are recognized in the accompanying Statement of Operations as "Gain
(Loss) Due to Change in Redemption Price on Common Stock Subject to
Repurchase."

Common stock subject to repurchase activity comprises the following:

                                                  1996           1995
            Balance, Beginning of Year           $6,250      $ 37,500
            Common Stock Issued                     --          6,250
            Commmon Stock Redeemed                  --        (25,000)
            Market Changes in Redemption Price    1,563       (12,500)

                                                 _______      ________
            Balance, End of Year                 $7,813      4  6,250

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 5 - COMMON STOCK SUBJECT TO REPURCHASE (concluded)

Common stock subject to repurchase is redeemable by the holders as follows:

          Year Ending                          Shares   Amount
             1997                              15,000  $ 4,688
             1998                              10,000    3,125
                                               ______  _______
          Total                                25,000  $ 7,813
                                               ======  =======


NOTE 6 - MAJOR CUSTOMERS

Sales to three customers for the three months ended March 31, 1997, consisted of approximately 73% of total sales. Sales to the three customers were 56% of total sales for the three months ended March 31, 1996.


NOTE 7- LINE-OF-CREDIT

The Company had a $75,000 line of credit with a bank as of March 31, 1996. That line-of-credit was reduced to $25,000 as of March 31, 1997. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due in March 1998. The line is collateralized by accounts receivable and inventory.


NOTE 8 - JOINT VENTURES

Effective May 1, 1996, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company advanced Ocudex $51,000 and $44,000 as of March 31, 1997 and 1996, respectively.

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $122 and $5,487 for the quarters ending March 31, 1997 and 1996, respectively.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
                                   (CONCLUDED)


NOTE 8 - JOINT VENTURES (concluded)

In March 1997, the Company entered into a joint venture agreement with Jurox PTY Limited (Jurox), an unrelated company, in order to develop a new product. According to the agreement, each party shall be separately responsible for their own costs for the development of the product, then the Company agrees to provide the developed product to Jurox at the cost to manufacture plus 10%. Jurox agrees to pay the Company royalties on net sales of the product as follows:

     5% of net sales for the first year of sales, 4% of net sales for the second year of sales, and 3% of net sales for a further 8 years.

No transactions had taken place as of March 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

PART II: Other Information
Liquidity and Capital Resources

As of March 31, 1997 the Company's liquidity as measured by its total current assets was $148,794 compared to $194,351 at year end 1996, and $104,209 as of March 31, 1996. The trend from year to year is probably a more accurate indicator of the Company's financial health. The year-end value to first quarter end decrease reflects the drop in receivable ($62,018) for one large ($92,500) year-end order. Given the 31% reduction in operating expenses from the first quarter 1996 to the first quarter 1997 ($100,606 to $69,440) and the substantial increase in revenues for the same period ($30,776 to $79,610) the Company does not expect to experience any significant reduction in current assets as it did from the first quarter to fourth quarter of 1996.

Inventory continues to be dominated by the unsold Garlessence(r) and therefore seems stagnant. However, the slight increase from December 31, 1996 ($76,379) to March 31, 1997 ($85,995) reflects, in part, purchases of cyclodextrins in response to greater demand for different cyclodextrins and the Company's building of inventory of AP-Flavors, a line of cyclodextrin encapsulated flavors to be introduced in the second quarter of 1997.

The plans of the Company to sell $35,000 of the Garlessence inventory to a local start-up, multi-level marketing organization did not materialize and will not occur.

In anticipation of future Garlessence sales through the above multi-level marketing organization and to honor a commitment made by the Company to its licensor, the Company purchased an additional $7,000 of Garlessence.

The three year period of time (starting January 1, 1995) in which the Company can recover its licensing prepayment of $60,000 through discounted purchases of raw materials will expire at the end of this year. As of March 31, 1997 the Company has recovered $9,137 of that prepayment through discounts. For 1996 the Securities and Exchange Commission recommended that the license fee be amortized on a straight line basis retroactive to the beginning of the licensing agreement; therefore the total accumulated amortization expense through March 31, 1997 is $45,000.

The company will continue to solicit the distribution arrangements that will allow it to recover all of its licensing prepayment fee and to meet its commitments to the licensor. Since the Garlessence(r) inventory has a greater than five year shelf life, the Company expects to eventually recover its investment in this material, but is not optimistic that this will happen in calendar year 1997.

To meet the financial needs of expected future growth, the Company registered with the SEC to sell in a public offering in 1996 and 1997 $1.25 million worth of common shares and warrants of the Company. As of March 31, 1997 no sales of these equity instruments have been realized. The original offering has been extended to April 30, 1997. With the Company's improved reported financial status, it expects to amend the current offering and request a new offering period.

On February 1, 1997, the Company paid its outstanding balance of $52,200 on its $75,000 Line of Credit down to $1 and accepted a new credit line of $25,000.

On January 1, 1996 the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not qualify as a designated issue. Of these shares, 47,000 were issued on August 15, 1996. The other 1,000 will not be issued.

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

The Company entered into an agreement with Cyclops h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of submitting New Drug Applications to the FDA for products using those inventions. In consideration, the Company agreed to share equally with Cyclops the net profits derived from products commercialized by CTD or affiliates of the Company that use the inventions. Further, contingent on the successful completion of equity financing in the amount of at least $5,000,000, the Company agreed to pay Cyclops $30,000 per month. As of March 31, 1997 no such equity funding has been obtained and the agreement with Cyclops has been changed to a first-come, first-served arrangement.

In May of 1996 the Company entered into a contractual agreement with Diversified Corporate Consulting Group, LLC (DCCG), whereby the Company agreed to transfer 110,010 shares of CTD's voting common stock to DCCG in return for future financial services related to business and financial public relations improvement.

In the second quarter of 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.

In 1995, the Company sponsored validation testing at the University of Florida on a new cyclodextrin-based veterinary euthanasia product; approximately $12,500 has been spent in the initial studies required to test this new product. The Company spent $1,375 on the new cyclodextrin-based veterinary euthanasia product in 1996. Additional formulation work and efficacy validation will be done along with the writing and submission of the patent protecting the invention. No expenses have been incurred during the first quarter of 1997 for development of this product.

In continuing to implement its strategic plan of acquiring and developing new products through licensing and joint ventures, the Company, on March 10, 1997, entered into a royalty-bearing agreement with Jurox Pty, Ltd, an Australian company manufacturing and selling veterinary pharmaceuticals, to jointly develop a cyclodextrin/alfaxalone veterinary anesthetic product.

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Total revenues were $79,610 and $30,776 for the quarter ended March 31, 1997 and 1996, respectively. The Company's revenues grew more than 158% from the first quarter 1996 and are expected to continue to grow significantly through the year 2000. However, sales volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate this volatility by expanding its product line to more routinely purchased products. The Company plans to introduce in 1997 a new product line based on flavor complexes of cyclodextrins. The Company expects the significant revenue created by the sales of AP(tm)-Flavors to further moderate the large revenue fluctuations from quarter to quarter.

The Company's gross profit margin decreased from 85.3% for the first quarter 1996 to 73.2% for the first quarter 1997, due primarily to two large sales totaling approx. $41,000 at less than 10% gross profit. The future sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage for the year; therefore the Company does not expect this past trend of increasing gross profit margins to continue.

During the first quarter 1997, the Company achieved an overall decrease in operating expenses of almost 31% from first quarter 1996 ($100,606 to $69,440). This reduction was achieved by reducing salary expenses, travel expenses, professional and consulting fees, and advertising expenses across the board. Approximately 40% ($12,800) of this reduction resulted from an accounting change suggested by the SEC for amortizing the Garlessence(R) licensing fee; in effect, this redistribution caused the first quarter 1996 expenses to be increased from what were previously reported and only the straight-line amount of $5,000 to be expensed in the first quarter of 1997. These expense reductions were implemented while still expanding the Company's sales base, developing new products, and implementing its strategy of creating operational affiliates that will use cyclodextrins in herbal medicines, wastewater remediation, and pharmaceuticals.

At December 31, 1995, the Company had a net operating loss carryforward totaling approximately $1,322,000 that may be offset against future taxable income through the year 2011. No tax benefit had been reported in the 1995 or prior year financial statements, however, because the Company believed there was greater than 50% chance that the carryforward would expire unused. During 1996 the Company had taxable income after considering non-deductible expenses that utilized approximately $4,000 of the carryforward from prior years. Because a portion of the tax loss carryover was used and anticipated profitability is expected in the future, the Company determined that a valuation allowance of 50% of the future tax benefit was appropriate. Accordingly the Company has recognized an income tax benefit in 1996 to reflect this change in accordance with SFAS No. 109. The tax benefit from the change in deferred tax asset valuation allowance related to prior years net operating loss carryforward is $229,350. The current portion of this deferred tax asset is valued at $153,350 and represents 44% of the increase in the value of total assets from March 31, 1996 ($247,072) to March 31, 1997 ($595,203).

The Company intends to use its favorable 1996 financial performance showing a $0.19 EPS to yield a P/E of 5 to create more opportunities to raise equity capital that will make it possible to achieve the Company's business plan goal of revenues in excess of $1,000,000 in 1997. While first quarter revenues of "only" $80,000 and an EPS of ($0.02) make that million dollar number seem unattainable, a strong and increasing stock price make increased revenues available through acquisitions and licensing revenues more plausible.


Item 5.  Other Information

     On May 12, 1997, the Company registered 10,000 common shares for transfer to Atlantic Syndication Network, Inc. in partial payment for video consulting services pursuant to Form S-8.

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


Dated:  May 15, 1997

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer