Form 10QSB
period 1997-06-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1997-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                 of The Securities Exchange Act of 1934


For Quarter Ended: June 30, 1997      Commission file number:  0-24930

          CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
      (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


    3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
        (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   352-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of August 12, 1997, the Company had outstanding 1,235,110 shares of its common stock.

PART I:  Financial Information

Item 1 - Financial Statement


                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996

















CONTENTS                                                                  PAGE

BALANCE SHEET                                                              1-2
STATEMENTS OF OPERATIONS                                                     3
STATEMENTS OF CASH FLOWS                                                   4-5
NOTES TO FINANCIAL STATEMENTS                                             6-12

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                        SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)


                                    ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                         $  9,861
    Accounts Receivable                                                 41,394
    Inventory                                                           83,334
    Deposits and Prepaid Expenses                                       11,396
    Note Receivable - Employee, Current Portion                          3,217
    Deferred Tax Asset                                                 137,036
                                                                      ________
  TOTAL CURRENT ASSETS                                                 286,238
                                                                      ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                             49,670
    Leasehold Improvements                                              24,800
                                                                      ________
                                                                        74,470
    Less:  Accumulated Depreciation                                    (47,726)
                                                                      ________
  TOTAL PROPERTY AND EQUIPMENT                                          26,744
                                                                      ________
  OTHER ASSETS
    Advances to and Investment in Joint Venture                         40,582
    License Fee                                                         10,000
    Deferred Offering Costs
    Deferred Tax Asset                                                  67,964
                                                                      ________
  TOTAL OTHER ASSETS                                                   118,546
                                                                      ________
TOTAL ASSETS                                                          $431,528
                                                                      ========


                                (CONTINUED)

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)
                                   (CONCLUDED)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                          $    19,962
    Note Payable on Line-of-Credit                                      14,001
    Payable to Officer                                                   3,253
                                                                   ___________
  TOTAL CURRENT LIABILITIES                                             37,216

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                            7,025
                                                                   ___________

  STOCKHOLDERS' EQUITY
    Voting Common Stock, Par Value $.0001 Per Share,
    9,900,000 Shares Authorized, 1,200,110 Shares Issued
    and Outstanding; Non-Voting Common Stock, Par Value
    $.0001 Per Share, 10,000,000 Shares Authorized, 0
    Shares Issued                                                          120
    Additional Paid-In Capital                                       1,670,434
    Accumulated Deficit                                             (1,283,267)
                                                                   ___________
  TOTAL STOCKHOLDERS' EQUITY                                           387,287
                                                                   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   431,528
                                                                   ===========



                 See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                       1997       1996        1997       1996

Product Sales                       $  60,244  $ 116,037  $ 139,854  $ 146,813
Cost of Products Sold                  15,941     10,014     37,239     14,540
                                    _________  _________  _________  _________
GROSS PROFIT                           44,303    106,023    102,615    132,273
                                    _________  _________  _________  _________
OPERATING EXPENSES
  Advertising                           8,194      3,309     11,014      6,832
  Depreciation and Amortization         8,183      9,047     16,291     31,049
  Consulting Fees                          --      1,500         --      1,500
  Office Expenses                       8,285     10,028     17,956     17,407
  Professional Fees                     9,656     11,196     20,289     20,384
  Public Offering Costs               131,122         --    131,122         --
  Travel and Entertainment              1,462      5,110      1,670      9,112
  Rent                                  5,610      5,373     11,220     10,746
  Research and Development Costs        1,855      1,983      3,905      3,933
  Salaries and Benefits                46,687     28,658     73,847     57,153
  Taxes and Licenses                    3,454      2,971      6,634      7,542
                                    _________  _________  _________  _________
TOTAL OPERATING EXPENSES              224,508     79,175    293,948    165,658
                                    _________  _________  _________  _________
LOSS FROM OPERATIONS                 (180,205)    26,848   (191,333)  (33,385)
                                    _________  _________  _________  _________
OTHER INCOME (EXPENSE)
  Investment and Other Income             964        362      1,621        967
  Gain (Loss) Due to Change in
  Redemption Price on Common Stock
  Subject To Repurchase                11,725     (3,125)       787    (3,125)
  Equity in Loss from
    Unconsolidated Subsidiary            (122)    (3,613)      (244)   (9,099)
  Interest Expense                       (447)    (1,015)    (1,240)   (1,272)
                                    _________  _________  _________  _________
TOTAL OTHER INCOME (EXPENSE)           12,120     (7,391)       924   (12,529)
                                    _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAX      (168,085)    19,457   (190,409)  (45,914)

INCOME TAX                            (24,350)        --    (24,350)        --
                                    _________  _________  _________  _________
NET INCOME (LOSS)                   $(192,435) $  19,457  $(214,759) $(45,914)
                                    =========  =========  =========  =========
NET INCOME (LOSS) PER
  COMMON SHARE                      $    (.16) $     .02  $    (.18) $   (.04)
                                    =========  =========  =========  =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         1,225,110  1,100,100  1,225,110  1,099,558
                                    =========  =========  =========  =========

                  See Accompanying Notes to Financial Statements.

                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (Unaudited)




                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $(214,759)   $(45,914)
                                                        _________    _________
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used for Operating Activities:
      Depreciation and Amortization                        16,291       31,049
      Gain on Sale of Investments                          (1,137)          --
      Deferred Compensation Earned                         18,500        2,875
      Equity in Loss of Unconsolidated
        Joint Venture                                         244        9,099
      (Gain) Loss Based on Redemption Price of
        Common Stock Subject to Repurchase                   (787)       3,125
      Decrease (Increase) in Accounts Receivable           64,798      (6,781)
      Increase in Inventory                                (6,955)       (598)
      Decrease (Increase) in Deposits
        and Prepaid Expenses                               (7,383)       8,535
      Decrease (Increase) in Deferred Costs               127,531     (24,510)
      Decrease in Deferred Tax Assets                      24,350           --
      (Decrease) Increase in Accounts Payable
        and Accrued Expenses                                9,420     (36,682)
                                                        _________    _________
      Total Adjustments                                   244,872     (13,888)
                                                        _________    _________
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                               30,113     (59,802)
                                                        _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investments                                 (21,167)          --
  Proceeds from Sale of Investments                         1,137           --
  Return of Principal on Investments                       21,167           --
  Advances to Joint Venture                                    --     (17,000)
  Purchase of Equipment and Leasehold
    Improvements                                             (742)       (530)
  Repayment of Employee Loan                                8,354        2,819
  Cash Loan to Employee                                    (1,822)       (962)
                                                        _________    _________
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                6,927     (15,673)
                                                        _________    _________





                                    (CONTINUED)

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                      SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (Unaudited)
                                    (CONCLUDED)



                                                          1997        1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                                     --         3,025
  Proceeds from Line-of-Credit                            14,000        39,700
  Payments on Line-of-Credit                             (52,199)      (1,000)
  Proceeds from Loan Payable to Officer                    3,253            --
  Payments on Loan Payable to Officer                         --       (6,421)
                                                        ________     _________
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                             (34,946)       35,304
                                                        ________     _________

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              2,094      (40,171)

CASH AND CASH EQUIVALENTS, Beginning of Period             7,767        46,773
                                                        ________     _________
CASH AND CASH EQUIVALENTS, End of Period                $  9,861     $   6,602
                                                        ========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Year For:
    Interest                                           $   1,240     $   1,272

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCE ACTIVITY
    Equity in Loss of Unconsolidated Joint Venture      $    244      $  9,099
    Common Stock Issued for Services                    $     --      $ 12,000
    Contribution by Stockholder                         $     --      $  6,000





                  See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)



The information presented herein as of June 30, 1997, and for the three and six months ended June 30, 1997 and 1996, is unaudited.


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

Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - COMMITMENTS

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three-year period of the contract. The total accumulated amortization under the straight-line method since the inception of the contract through June 30, 1996 was $30,000. Since $7,200 was recorded as of December 31, 1995, an additional $17,800 was recognized as amortization expense in the first six months of 1996. Amortization expense of $10,000 has been recognized for the six month period ended June 30, 1997.

On August 1, 1994, the Company entered into a five year consulting agreement (renewable annually by mutual agreement) with Yellen Associates (Yellen), an unrelated company. Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 2 - COMMITMENTS (continued)

Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. In May 1996, the Company discontinued its monthly payment to Yellen in accordance with the agreement. Additionally, the Company will pay Yellen royalties of up to 5% of sales for products acquired through Yellen, or Cyclodextrin sales made by Yellen for three to five years. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase, contingent upon the amount of commissions and royalties. The conditions were not met, therefore, the Company is not obligated to sell shares to Yellen at the agreed upon discount.

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $11,220 and $10,746 for the six months ended June 30, 1997 and 1996, respectively.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relations services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first six months being guaranteed. In addition, the Company agreed to pay Geller 1% of net moneys received as a result of Geller's efforts to secure funding for the current public offering. The total amount paid to Geller to date is $10,461. Of this amount, $0 and $10,461 were paid during the six months ended June 30, 1997 and 1996, respectively.

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

The agreement with Geller was cancelled at the end of the initial six months.

Effective February 5, 1996, the Company filed Form SB-2 Registration Statements with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,250,500. This offering expired in April 1997.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 2 - COMMITMENTS (continued)

One January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. Furthermore, two of these parties acknowledge that in the event the gross proceeds of the offering are less than $500,000, then one-half of their shares (20,000) shall be returned to the Company. The shares issued will bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. Of these shares, 47,000 were issued on August 19, 1996. The other 1,000 shares, valued at $250, will not be issued.

Since all the costs associated with these shares were directly attributable to the proposed offering, they were classified as deferred charges. In addition, all other specific incremental professional fees incurred in 1996 and 1997 which were clearly and directly attributable to the Company's effort to obtain equity financing were deferred. The total amount deferred for the six months ended June 30, 1996, was $42,510. These deferred professional costs were to be offset against the net proceeds of the offering. Since no proceeds were received from the offering, all of the deferred offering costs were expensed upon expiration of the offering. The amount of public offering costs expensed during the six months ended June 30, 1997, was $131,122.

In May 1996, the Company entered into an agreement with Diversified Corporate Consulting Group, L.C. (Diversified), an unrelated company, to provide consulting services to be completed within 12 months. In return, the Company agreed to pay Diversified common stock of the Company, in a quantity equal to 10% of all outstanding common stock, in lieu of document licensing fees and of required cash payments for up to an aggregate of 130 hours of hourly consulting and licensing fees. The common stock issued to Diversified on July 29, 1996, under this agreement was 110,010 shares.

The Company entered into an agreement with Cyclops h.f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that will commercialize products using those inventions. In consideration, the Company agrees to share equally with Cyclops the net profits derived from products commercialized by the Company or affiliates of the Company that use the inventions. This agreement expired in May 1997.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                  (CONTINUED)


NOTE 2 - COMMITMENTS (concluded)

On April 22, 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a five-minute interview segment. The Company paid $2,500 during the six months ended June 30, 1997, to reserve production time, and committed to provide ASNI with 10,000 shares of the Company's non-voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share, within one year of May 31, 1997. As of June 30, 1997, the videotaping of the interview segment had not yet taken place, no shares had been provided to ASNI, and no stock options had been exercised.


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

In June 1995, the Company purchased 10,000 shares of its own common stock, issued under the employee stock issuance plan as noted above, and originally valued at $15,000, for $25,000 from a former employee, payable over the next twelve months. As of June 30, 1996, the former employee had been fully paid. This stock was held in treasury and reissued under the employee stock plan, valued at $6,250, which was 50% less than the market price at the date of issuance.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                  (CONTINUED)


NOTE 3 - EMPLOYEE STOCK PLANS (concluded)

As of June 30, 1997, all of the remaining employees holding stock issued under the employee stock issuance plan noted above, terminated employment with the Company. At that time, the remaining unamortized amount of the stock issued for future services was charged to expense.

The Company expensed $2,875 and $18,500 under the stock issuance plan for the six months ended June 30, 1997 and 1996, respectively.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years; therefore, they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of June 30, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares were all issued on September 6, 1996.


NOTE 4 - COMMON STOCK SUBJECT TO REPURCHASE

As detailed in Note 3 above, the Company established a nonqualified employee stock issuance plan in 1994, and issued shares under this plan in December, 1995 and 1994. Also, as noted above, the stock issued under this Plan is redeemable by the Company at the option of the employee, at 50% of the then current market value. The employee can demand redemption at any time beginning on the first day of the third year after issuance ending five years after issuance.

The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date. Change in the redemption amount are recognized in the accompanying Statement of Operations as "Gain
(Loss) Due to Change in Redemption Price on Common Stock Subject to Repurchase." Common stock subject to repurchase is redeemable by the holders as follows:

          Year Ending                          Shares   Amount
             1997                              15,000   $4,215
             1998                              10,000    2,810
                                               ______   ______
          Total                                25,000   $7,025
                                               ======   ======

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 5 - MAJOR CUSTOMERS

Sales to three customers for the six months ended June 30, 1997 consisted of approximately 66% of total sales. Sales to four customers were approximately 74% of total sales for the six months ended June 30, 1996.


NOTE 6- LINE-OF-CREDIT

The Company had a $75,000 line of credit with a bank as of June 30, 1996.
That line-of-credit was reduced to $25,000 as of June 30, 1997. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due in March 1998. The line is collateralized by accounts receivable and inventory. As of June 30, 1997, there is $14,001 outstanding on this line-of-credit. Total interest expense of $770 was recorded related to this line-of-credit for the six months ended June 30, 1997.


NOTE 7 - JOINT VENTURES

Effective May 1, 1996, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has committed to funding Ocudex up to $120,000 over the next twelve months. The Company advanced Ocudex $51,000 as of June 30, 1997 and 1996, respectively.

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $244 and $9,099 for the six months ending June 30, 1997 and 1996, respectively. In March 1997, the Company entered into a joint venture agreement with Jurox PTY Limited (Jurox), an unrelated company, in order to develop a new product. According to the agreement, each party shall be separately responsible for their own costs for the development of the product, then the Company agrees to provide the developed product to Jurox at the cost to manufacture plus 10%. Jurox agrees to pay the Company royalties on net sales of the product as follows:

     5% of net sales for the first year of sales, 4% of net sales for the second year of sales, and 3% of net sales for a further 8 years.

No transactions have taken place as of June 30, 1997.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONCLUDED)


NOTE 8 - INCOME TAXES

During the six months ended June 30, 1997, the Company determined that the valuation allowance related to the deferred tax asset should be increased from 50% to 60%. This increase in the valuation allowance, netted with the additional net operating loss experienced for the six months ended June 30, 1997, resulted in additional income tax expense of $24,350, which decreased the deferred tax asset computed as follows:

     Income Tax Benefit From Additional Loss                    $ 25,840
     Change in Deferred Taxes Due to Increase in
       Deferred Tax Allowance From 50% to 60%                    (50,190)
                                                                ________
     Net Income Tax Expense                                     $(24,350)
                                                                ========


NOTE 9 - COMPUTATION OF PER SHARE EARNINGS

Net loss per share is based on the weighted average number of shares outstanding during the periods, less treasury stock owned by the Company. Those stock options outstanding that are dilutive have been considered in determining net loss per share and the weighted average number of shares outstanding.

Management Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1997, the Company's operating (tax deferred asset removed) liquidity as measured by its total current assets was $149,202 compared to $194,351 at year end 1996, and $139,133 as of June 30, 1996. The reduction from year end 1996 is largely attributable to the $52,200 pay off of the line of credit in the first quarter of 1997. The operating history of the company has shown that current assets decrease during the first 2 or 3 quarters of each year to finance operations. Management monitors the operating health of the company by the percentage reduction of these assets and the rate at which they recover. Operating current assets are actually up more than 7% (149,202 vs $139,133) from last year. At June 30, 1996 the company had recovered 82% of its total current asset value as of the previous year end ($139,133 of $170,400 - Note: This figure did not include a deferred tax asset) and this year has recovered 73% ($149,202 of $202,910 - Note: For comparison the deferred tax asset is removed) of the 1996 year end value. Accordingly, management has used and expects to use current assets to maintain operations during the second and third quarters of 1997. The rate at which these current assets recover is a measure of the operating health of the company; by year end management expects another increase in this parameter over the previous year.

Neither total product sales ($146,813 vs $139,854) nor total operating expenses ($165,658 vs $162,826 Note: For comparison the public offering costs have been removed) for the first six months of 1996 compared to the first six months of 1997 differ by more than 5%, showing that the company's revenue flow is becoming less volatile.

Inventory continues to be dominated (61%) by the unsold Garlessencer and therefore masks the steady movement of the other components of that inventory. However, the slight increase from December 31, 1996 ($76,379) to June 30, 1997 ($83,334) reflects purchases of cyclodextrins in response to demand for the Company's cyclodextrin products (product sales of $139,854 vs $146,813 in the first six months) and the Company's building of inventory of APT-Flavors, a line of cyclodextrin encapsulated flavors.

In management's continuing efforts to keep expenses down, personnel are evaluated for productivity. In the second quarter, effective June 15, 1997, one laboratory person was replaced. The replacement provides the company with a significant improvement in the product sales to salary ratio. It is anticipated in the third quarter that similarly advantageous economizing will take place.

The three year period of time (starting January 1, 1995) in which the Company can recover its licensing prepayment for Garlessence of $60,000 through discounted purchases of raw materials will expire at the end of this year. As of June 30, 1997 the Company has recovered $9,137 of that prepayment through discounts. In 1996 the Securities and Exchange Commission recommended that the license fee be amortized on a straight line basis retroactive to the beginning of the licensing agreement; therefore the total accumulated amortization expense through June 30, 1997 is $50,000.
The company will continue to seek out the distribution arrangements that will allow it to recover all of its licensing prepayment fee and to meet its commitments to the licensor. Since the Garlessencer inventory has a greater than five year shelf life, the Company expects to eventually recover its investment in this material, but is not optimistic that this will happen in calendar year 1997.

To meet the financial needs of expected future growth, the Company registered with the SEC to sell in a public offering in 1996 and 1997 $1.25 million worth of common shares and warrants of the Company. As of June 30, 1997 no sales of these equity instruments have occurred. Since this offering closed April 30, 1997 the Company is expensing this quarter the previously capitalized deferred offering costs ($131,122). While most of these offering costs were non-cash, the net result is a large negative impact on the financial results reported in the second quarter.

On February 1, 1997, the Company paid its outstanding balance of $52,200 on its $75,000 Line of Credit down to $1 and accepted a new credit line of $25,000. As of June 30, 1997, $14,000 has been drawn on this line of credit compared to $43,700 for the same period in 1996.

The Company is in the third year of a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months. As of June 30, 1997 the Company has advanced a total of $51,000 and realized a loss of $10,918 to date. The Company has advanced no additional funds to Ocudex in 1997. The Company may apply additional funds during 1997 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic ophthalmic drugs using cyclodextrin complexes brought to it by CTD. The initial and immediate benefit of successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of June 30, 1997 there have been no sales recorded by Ocudex of any products.

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

In the second quarter CTD was awarded a judgement against WTDT, a production company and television station in South Florida, for breach of contract to provide services related to the marketing and sales of Garlessence. The Company spent $22,000 to secure these services and has requested $50,000 in compensatory costs and damages. WTDT has filed for protection under Chapter 11 bankruptcy rules. Since the expectation of receiving any revenue from this judgement is very low, the Company will wait until year end to decide how this will be treated in its financial statements.



Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales have also been concentrated among a few large customers. Total revenues were $139,854 and $146,813 for six months ended June 30, 1997 and 1996, respectively. The volatility of the Company's revenues appear to have stabilized and are expected to continue to grow through the year 2000. However, sales volatility will continue to make the Company's cash use planning from quarter to quarter difficult. The Company is making consistent progress to moderate this volatility by expanding its product line to more routinely purchased products. The company introduced a new product line of cyclodextrin complexes called APT-Flavors and APT-Fragrances at the International Food Technology show in Orlando, Florida in June of this year.

The Company's gross profit margin decreased from 90.0% for the first six months of 1996 to 73% for the first six months of 1997, due primarily to two large sales totaling approx. $41,000 at less than
 10% gross profit. The future sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage for the year; therefore the Company does not expect this past trend of increasing gross profit margins to continue.

Taking into account that the costs of the Public offering ($131,122) appeared in the financial statements for the first time in the second quarter of '97 as a result of adherence to accounting rules and the fact that they consisted mostly of non-cash items (stock issuance), management feels that it has held the line on real operating expenses when one compares the first 6 months of 1996 ($165,658) to the first 6 months of 1997 ($162,826 - deferred offering expense removed). This small reduction in real operating expenses was implemented while still expanding the Company's sales base, developing new products, and implementing its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals. If one chooses to include the public offering costs, then the statement of operations shows a 77% increase in operating expenses from the first six months of 1996 ($165,658) to the same period in 1997 ($293,948), entirely fueled by the largely non-cash public offering expenses.

At December 31, 1995, the Company had a net operating loss carryforward totaling approximately $1,322,000 that may be offset against future taxable income through the year 2011. No tax benefit had been reported in the 1995 or prior year financial statements, however, because the Company believed there was greater than 50% chance that the carryforward would expire unused. During 1996 the Company had taxable income after considering non-deductible expenses that utilized approximately $4,000 of the carryforward from prior years. Because a portion of the tax loss carryover was used and anticipated profitability in the future, the Company determined that a valuation allowance of 50% of the future tax benefit was appropriate. Accordingly the Company recognized an income tax benefit in 1996 to reflect this change in accordance with SFAS No. 109. Because of the additional losses incurred during the first six months of 1997 the company has determined that a valuation allowance of 60% would be more appropriate. Accordingly, additional income tax expense of $24,350 has been recognized. The tax benefit from the change in deferred tax asset valuation allowance related to the net operating loss carryforward is $205,000. The current portion of this deferred tax asset is valued at $137,036 and represents all of the increase in the value of total assets from June 30, 1996 ($303,811) to June 30, 1997 ($431,528). Note that in the preceding discussion of total current assets this deferred tax asset has been removed uniformly from all the financial comparisons in order to more accurately reflect the day to day operating status of the company.

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

   (4)      Instruments defining the Rights of Security Holders      None

  (10)     Material Contracts                                        None

  (12)     Statement re: Computation of Per Share Earnings           Note 9,

                         Financial Statements

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


Dated:  August 13, 1997

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer