Form 10QSB
period 1997-09-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1997-11-21
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                 of The Securities Exchange Act of 1934


For Quarter Ended: September 30, 1997      Commission file number:  0-24930

          CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
      (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


    3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
        (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   352-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of November 12, 1997, the Company had outstanding 1,235,110 shares of its common stock.

PART I:  Financial Information











                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1997 AND 1996

































CONTENTS                                                           PAGE

BALANCE SHEET                                                       1-2
STATEMENTS OF OPERATIONS                                            3-4
STATEMENTS OF CASH FLOWS                                            5-6
NOTES TO FINANCIAL STATEMENTS                                      7-13

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)



                                    ASSETS

CURRENT ASSETS
    Cash and Cash Equivalents                                 $ 51,778
    Investments                                                  8,175
    Accounts Receivable                                         24,110
    Inventory                                                   86,013
    Deposits and Prepaid Expenses                                6,360
    Note Receivable - Employee, Current Portion                  3,274
    Deferred Tax Asset                                         137,036
                                                              ________
  TOTAL CURRENT ASSETS                                         316,746
                                                              ________
  PROPERTY AND EQUIPMENT
    Furniture and Equipment                                     57,686
    Leasehold Improvements                                      24,800
                                                              ________
                                                                82,486
    Less:  Accumulated Depreciation                            (52,010)
                                                              ________
  TOTAL PROPERTY AND EQUIPMENT                                  30,476
                                                              ________
  OTHER ASSETS
    Advances to and Investment in Joint Venture                 40,459
    License Fee                                                  5,000
    Deferred Tax Asset                                          67,964
                                                              ________
  TOTAL OTHER ASSETS                                           113,423
                                                              ________
TOTAL ASSETS                                                  $460,645
                                                              ========






                                (CONTINUED)

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                   (CONCLUDED)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                   $    41,807
    Note Payable on Line-of-Credit                               14,001
    Payable to Officer                                            9,045
    Unearned Income                                               8,202
                                                            ___________
  TOTAL CURRENT LIABILITIES                                      73,055

  COMMON STOCK SUBJECT TO REPURCHASE
    Common Stock, Par Value $.0001 Per Share,
      100,000 Shares Authorized, 25,000 Shares
      Issued and Outstanding,                                    6,250
                                                           ___________

  STOCKHOLDERS' EQUITY
    Voting Common Stock, Par Value $.0001 Per Share,
    9,900,000 Shares Authorized, 1,200,110 Shares Issued
    and Outstanding; Non-Voting Common Stock, Par Value
    $.0001 Per Share, 10,000,000 Shares Authorized, 0
    Shares Issued                                                  121
    Additional Paid-In Capital                               1,676,053
    Unrealized Loss on Investments                                (547)
    Accumulated Deficit                                     (1,294,287)
                                                           ___________
  TOTAL STOCKHOLDERS' EQUITY                                   381,340
                                                           ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   460,645
                                                           ===========





                 See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months          Nine Months
                             Ended September 30,   Ended September 30,
                               1997       1996       1997       1996

Product Sales               $  51,375  $  53,527  $ 191,229  $ 200,340
Cost of Products Sold           7,567      7,712     44,807     22,252
                            _________  _________  _________  _________
GROSS PROFIT                   43,808     45,815    146,422    178,088

CONSULTING SERVICES AND
  OTHER OPERATING REVENUE      43,331         --     43,331         --
                            _________  _________  _________  _________
TOTAL OPERATING REVENUE        87,139     45,815    189,753    178,088

OPERATING EXPENSES
  Advertising                  12,046      1,275     23,060      8,107
  Depreciation and Amortization 9,284      9,229     25,575     40,278
  Consulting Fees              27,390         --     27,390      1,501
  Office Expenses               5,762      8,396     23,718     25,803
  Professional Fees            12,633      4,763     32,922     25,146
  Public Offering Costs        (1,155)        --    129,967         --
  Travel and Entertainment      2,006      1,637      3,675     10,748
  Rent                          5,610      5,373     16,830     16,119
  Research and Development
    Costs                       2,454      2,050      6,359      5,983
  Salaries and Benefits        19,716     37,024     93,563     94,177
  Taxes and Licenses            3,546      3,477     10,181     11,019
                            _________  _________  _________  _________
TOTAL OPERATING EXPENSES       99,292     73,224    393,240    238,881
                            _________  _________  _________  _________
LOSS FROM OPERATIONS          (12,153)   (27,409)  (203,487)   (60,793)
                            _________  _________  _________  _________
OTHER INCOME (EXPENSE)
  Investment and Other Income   1,124      1,024      2,745      1,991
  Gain (Loss) Due to Change
  in Redemption Price on
  Common Stock Subject To
  Repurchase                      775      3,125      1,563         --
  Equity in Loss from
    Unconsolidated Subsidiary    (123)       (35)      (367)    (9,134)
  Interest Expense               (643)    (1,243)    (1,883)    (2,515)
                            _________  _________  _________  _________
TOTAL OTHER INCOME (EXPENSE)    1,133      2,871      2,058     (9,658)
                            _________  _________  _________  _________





                                    (CONTINUED)

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (Concluded)

                                 Three Months          Nine Months
                              Ended September 30,   Ended September 30,
                               1997       1996       1997       1996

INCOME (LOSS) BEFORE INCOME
  TAX                         (11,020)   (24,538)  (201,429)   (70,451)
INCOME TAX                         --         --    (24,350)        --
                            _________  _________  _________  _________
NET INCOME (LOSS)           $ (11,020) $ (24,538) $(225,779) $ (70,451)
                            =========  =========  =========  =========
NET INCOME (LOSS) PER
  COMMON SHARE              $    (.01) $    (.02) $    (.18) $    (.06)
                            =========  =========  =========  =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING 1,235,110  1,183,803  1,229,615  1,127,178
                            =========  =========  =========  =========



                  See Accompanying Notes to Financial Statements.

                     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (Unaudited)

                                                   1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $(225,779)   $ (70,451)
                                                _________    _________
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used for Operating Activities:
      Depreciation and Amortization                25,575       40,278
      Gain on Sale of Investments                  (2,066)          --
      Stock Issued for Services                        --        9,000
      Deferred Compensation Earned                 18,500        4,312
      Equity in Loss of Unconsolidated
        Joint Venture                                 367        9,134
      (Gain) Loss Based on Redemption Price of
        Common Stock Subject to Repurchase         (1,563)          --
      Decrease (Increase) in Accounts Receivable   82,082        8,342
      Increase in Inventory                        (9,634)        (406)
      Decrease (Increase) in Deposits
        and Prepaid Expenses                       (2,347)      15,492
      Decrease (Increase) in Deferred Costs       127,531      (40,615)
      Decrease in Deferred Tax Assets              24,350           --
      (Decrease) Increase in Accounts Payable
        and Accrued Expenses                       31,265      (38,198)
      Increase in Unearned Income                   8,202           --
                                                _________    _________
Total Adjustments                                 302,262        7,339
                                                _________    _________
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                       76,483      (63,112)
                                                _________    _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Investments                         (36,745)          --
  Proceeds from Sale of Investments                 2,066           --
  Return of Principal on Investments               28,024           --
  Advances to Joint Venture                            --      (17,000)
  Purchase of Equipment and Leasehold
    Improvements                                   (8,758)        (530)
  Repayment of Employee Loan                        9,054        5,302
  Cash Loan to Employee                            (2,579)      (2,142)
                                                _________    _________
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       (8,938)     (14,370)
                                                _________    _________






                                    (CONTINUED)

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (Unaudited)
                                    (CONCLUDED)



                                                  1997          1996
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Issuance of Common Stock,
    Net of Offering Costs                          5,620         3,025
  Proceeds from Line-of-Credit                    14,000        49,700
  Payments on Line-of-Credit                     (52,199)       (2,500)
  Proceeds from Loan Payable to Officer            9,045         1,465
  Payments on Loan Payable to Officer                 --        (6,421)
                                                ________     _________
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                     (23,534)       45,269
                                                ________     _________

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     44,011       (32,213)

CASH AND CASH EQUIVALENTS, Beginning of Period     7,767        46,773
                                                ________     _________
CASH AND CASH EQUIVALENTS, End of Period        $ 51,778     $  14,560
                                                ========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Year For:
    Interest                                 $   1,883     $   2,515

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCE ACTIVITY
    Equity in Loss of Unconsolidated Joint
      Venture                                $    367      $   9,134
    Common Stock Issued for Services         $  5,620      $  21,000
    Contribution by Stockholder              $     --      $   6,000














                  See Accompanying Notes to Financial Statements.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)



The information presented herein as of September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996, is unaudited.


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

Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - COMMITMENTS

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. Prior to December 31, 1995, the amortization of this license fee was recognized as discounts were received. However, after consultation with the Securities and Exchange Commission, the license fee is now being amortized on a straight-line basis over the three-year period of the contract. The total accumulated amortization under the straight-line method since the inception of the contract through September 30, 1996 was $35,000. Since $7,200 was recorded as of December 31, 1995, an additional $27,800 was recognized as amortization expense in the first nine months of 1996. Amortization expense of $15,000 has been recognized for the nine month period ended September 30, 1997.

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

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


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

Rent expense under the foregoing lease and all other operating leases was $16,830 and $16,119 for the nine months ended September 30, 1997 and 1996, respectively.

In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first nine months being guaranteed. In addition, the Company agreed to pay Geller 1% of net moneys received as a result of Geller's efforts to secure funding for the current public offering. The total amount paid to Geller to date is $10,461. Of this amount, $0 and $10,461 were paid during the nine months ended September 30, 1997 and 1996, respectively.

Since all the services performed by Geller to date represent activities for the purpose of promoting the current public offering noted below, the total consulting fees paid to Geller were deferred in 1996 and expensed in 1997.
In addition, Rick Strattan, president of the Company, gave Geller $6,000 worth of the Company stock on behalf of the Company to provide the above mentioned services. The value of the stock given was recorded as a contribution to the Company and the related expense to Geller was deferred in 1996 and expensed in 1997.

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

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 2 - COMMITMENTS (continued)

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

Since all the costs associated with these shares were directly attributable to the proposed offering, they were classified as deferred charges. In addition, all other specific incremental professional fees incurred in 1996 and 1997 which were clearly and directly attributable to the Company's effort to obtain equity financing were deferred. The total amount deferred for the nine months ended September 30, 1996, was $127,371. These deferred professional costs were to be offset against the net proceeds of the offering. Since no proceeds were received from the offering, all of the deferred offering costs were expensed upon expiration of the offering. The amount of public offering costs expensed during the nine months ended September 30, 1997, was $129,967.

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

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                  (CONTINUED)


NOTE 2 - COMMITMENTS (concluded)

On April 22, 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a five-minute interview segment. The Company paid $2,500 during the nine months ended September 30, 1997, to reserve production time, and also issued to ASNI 10,000 shares of the Company's voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share, within one year of May 31, 1997. As of September 30, 1997, no stock options had been exercised.


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

In December 1994, the Company issued 25,000 shares to employees for future services under this plan. The Company valued the 25,000 shares at $37,500, which was approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company recorded the $37,500 as stock issued for future services, which is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company amortized this amount to expense over five years on the straight-line basis, the estimated benefit period of the future services, with any unamortized amount to be charged to expense if an employee terminates employment with the Company.

In September 1995, the Company purchased 10,000 shares of its own common stock, issued under the employee stock issuance plan as noted above, and originally valued at $15,000, for $25,000 from a former employee, payable over the next twelve months. As of September 30, 1996, the former employee had been fully paid. This stock was held in treasury and reissued under the employee stock plan, valued at $6,250, which was 50% less than the market price at the date of issuance.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                  (CONTINUED)


NOTE 3 - EMPLOYEE STOCK PLANS (concluded)

On June 30, 1997, all of the remaining employees holding stock issued under the employee stock issuance plan noted above, terminated employment with the Company. At that time, the remaining unamortized amount of the stock issued for future services was charged to expense.

The Company expensed $4,313 and $18,500 under the stock issuance plan for the nine months ended September 30, 1997 and 1996, respectively.

Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years; therefore, they will be sold to employees at 50% of the most recent trading price at the date of purchase. This plan will expire at the next private/public offering of Company stock. As of September 30, 1996, employees had purchased 33,400 shares for $9,953 under this plan. These shares were all issued on September 6, 1996. No additional shares were purchased as of September 30, 1997.


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

Common stock subject to repurchase is redeemable by the holders as follows:

          Year Ending                          Shares   Amount
             1997                              15,000   $3,750
             1998                              10,000    2,500
                                               ______   ______
          Total                                25,000   $6,250
                                               ======   ======

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONTINUED)


NOTE 5 - MAJOR CUSTOMERS

Sales to three customers for the nine months ended September 30, 1997 consisted of approximately 69% of total sales. Sales to four customers were approximately 70% of total sales for the nine months ended September 30, 1996.


NOTE 6- LINE-OF-CREDIT

The Company had a $75,000 line of credit with a bank as of September 30, 1996. That line-of-credit was reduced to $25,000 as of September 30, 1997. Interest is due monthly at prime plus 2%. Any outstanding principal and interest is due in March 1998. The line is collateralized by accounts receivable and inventory. As of September 30, 1997, there is $14,001 outstanding on this line-of-credit. Total interest expense of $1,146 was recorded related to this line-of-credit for the nine months ended September 30, 1997.


NOTE 7 - JOINT VENTURES

Effective May 1, 1996, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company committed to funding Ocudex up to $120,000 during the first twelve months. The Company advanced Ocudex $51,000 as of September 30, 1997 and 1996.

The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company experienced a realized loss associated with this investment of $367 and $9,134 for the nine months ending September 30, 1997 and 1996, respectively.

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

No transactions have taken place as of September 30, 1997.

                    CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                   (CONCLUDED)


NOTE 8 - INCOME TAXES

During the nine months ended September 30, 1997, the Company determined that the valuation allowance related to the deferred tax asset should be increased from 50% to 60%. This increase in the valuation allowance, netted with the additional net operating loss experienced for the nine months ended September 30, 1997, resulted in additional income tax expense of $24,350, which decreased the deferred tax asset computed as follows:

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

STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

Net loss per share is based on the weighted average number of shares outstanding during the periods, less treasury stock owned by the Company. Those stock options outstanding that are dilutive have been considered in determining net loss per share and the weighted average number of shares outstanding.

Item 2. Management's discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

As of September 30, 1997, the Company's operating (tax deferred asset removed) liquidity as measured by its total current assets was $179,710 compared to $202,910 at year end 1996, and $149,202 at June 30, 1997. The increase from the second quarter in 1997 is largely attributable to a deposit for services received by the Company on a new Product Development study begun in the third quarter. The operating history of the company has shown that current assets decrease during the first, second and/or third quarters of each year to finance operations. Management monitors the operating health of the company by the percentage reduction of these assets and the rate at which they recover during the year. These assets are actually up more than 38% (179,710 vs $129,733) from this point last year. At September 30, 1996 the company had recovered 76% of its total current asset value as of the previous year end ($129,733 of $170,400 - Note: This figure did not include a deferred tax asset) and in 1997 has recovered 88% ($179,710 of $202,910 - Note: For comparison the deferred tax asset is removed) of the 1996 year end value. Even though management used current assets in the second and third quarters to maintain operations, the Company has increased the rate at which it has recovered current assets (76% in 1996 vs. 88% in 1997). This increase indicates the growth in the operating health of the company. By year end management expects an increase in total current assets over the previous year end current assets.

Total product and service sales ($234,560 vs $200,340) for the first nine months of 1997 have increased over 17% when compared to the first nine months of 1996, while real operating expenses ($262,118 deferred offering expense removed vs 238,881) have increased less than 10%, showing that the company's revenue flow is increasing.

Inventory continues to be dominated (68.5%) by the unsold Garlessence(r) and therefore masks the steady movement of the other components of that inventory. Inventory has increased from December 31, 1996 ($76,379) to September 30, 1997 ($86,013) reflecting purchases of cyclodextrins in response to anticipated increased demand for the Company's cyclodextrin products. Even though product sales have decreased over the comparable nine month periods ($191,229 - nine months of 1997 vs $200,340 - nine months of 1996), management believes the inventory purchases are prudent.

In management's continuing efforts to keep expenses down, personnel are evaluated for productivity. In the second quarter, effective June 15, one laboratory person was replaced and in the third quarter, effective July 15, one administration position was terminated and one administration person was replaced. These changes in personnel provide the company with a significant improvement in the product sales to salary ratio. As of September 30, it is anticipated that no further personnel changes will be made for the year 1997 as the Company is operating efficiently.

The three year period of time (starting January 1, 1995) in which the Company can recover its licensing prepayment for Garlessence of $60,000 through discounted purchases of raw materials will expire at the end of this year.
As of September 30, 1997, the Company has recovered $9,137 of that prepayment through discounts. In 1996, the Securities and Exchange Commission recommended that the license fee be amortized on a straight line basis retroactive to the beginning of the licensing agreement; therefore the total accumulated amortization expense through September 30, 1997, is $55,000.

The company will continue to seek out distribution arrangements that will allow it to recover all of its Garlessence(r) licensing prepayment fee and to meet its commitments to the licensor. As of September 30, the company has instituted a program of television advertisements and has contracted a fulfillment company to handle these sales of Garlessence(r) resulting in an additional advertising expense of $11,506 in 1997. Management is optimistic that these advertisements will increase consumer awareness and sales of Garlessence(r). Since the Garlessence(r) inventory has a greater than five year shelf life, the Company expects to eventually recover all of its investment in this material, but does not expect that this will happen in calendar year 1997.

To meet the financial needs of expected future growth, the Company registered with the SEC to sell in a public offering in 1996 and 1997, $1.25 million worth of common shares and warrants of the Company. As of April 30, 1997, no sales of these equity instruments had occurred. Since this offering closed April 30, 1997, the Company expensed in the second quarter the previously capitalized deferred offering costs ($131,122). While most of these offering costs were non-cash, the net result was a large negative impact on the financial results reported in the second quarter.


On February 1, 1997, the Company paid its outstanding balance of $52,200 on its $75,000 Line of Credit down to $1 and accepted a new credit line of $25,000. As of September 30, 1997, $14,000 has been drawn on this line of credit compared to $52,200 for the same period in 1996. In the third quarter, the Company also obtained a Line of Credit from a second local bank in the amount of $25,000. As of September 30, 1997, no advances have been drawn on this line. Management feels that this decrease in the amount of advances drawn on the line of credit and the increase in the lines of credit available reflect the stronger cash flow position of the Company.

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

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has agreed to fund on a best efforts basis up to $10,000 per month for not more than 12 months. As of September 30, 1997 the Company has advanced a total of $51,000 and realized a loss of $11,041 to date. The Company has advanced no additional funds to Ocudex in 1997. The Company may apply additional funds during 1997 to be used for inventory and production costs and also to defray the costs of raising equity capital that will allow Ocudex to obtain FDA approval for proprietary cyclodextrin-improved generic ophthalmic drugs using cyclodextrin complexes brought to it by CTD. The initial and immediate benefit of successfully obtaining such funding will be to allow CTD to book a net asset value that will qualify it for NASDAQ small cap listing. As of September 30, 1997 there have been no sales recorded by Ocudex of any products.

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

In a continuing effort to let the public know about the benefits of cyclodextrins, the Company accepted the opportunity to appear on the premier of a proposed new television show called The Stock Show. The purpose of this weekly series was to bring to the attention of its viewers NASDAQ bulletin board companies that presented significant growth opportunities. In April of 1997, Company management entered into an agreement with Atlantic Syndication Network, Inc. (ASNI), a Las Vegas based production company, to contribute to the production fees necessary to produce the first show as follows:
     (a)     $2,500.00  cash
     (b)     10,000 shares of freely trading, voting common stock of CTD
     (c )     options to purchase 25,000 shares of non-voting common stock of
CTD for $1.00/share

In return, CTD would be guaranteed at least two airings of the 1/2 hour show on television and satellite networks as ASNI could secure the air-time. At least two airings of the show occurred on KDOC, a Los Angeles TV station; and LVTN (Las Vegas TV Network), a satellite TV network. The Company also received tapes of the show for its own promotional uses.

In an effort to expand the revenue base through service oriented products, the Company entered into an agreement with NuPharm, Inc.,a Canadian company manufacturing metered dose inhalants (MDI's). The Company agreed to provide research and development services for NuPharm on cyclodextrin/respiratory drug complexes for potential use in MDI's. CTD expects to recognize increasing revenues from these services and other similar services provided by the Company.

Results of Operations

Sales of cyclodextrins and related manufactured complexes have historically been volatile. Sales are primarily to large pharmaceutical and food companies for research and development purposes. In efforts to offset this volatility, the Company has expanded its revenue producing activities to include providing research and development services for unrelated companies. Sales of both products and services have been concentrated among a few large customers. Total product and service revenues were $234,560 and $200,340 for the nine months ended September 30, 1997 and 1996, respectively. The volatility of the Company's revenues appears to have stabilized and the revenues are expected to continue to grow through the year 2000. In addition to offering more service oriented products, the Company introduced a new product line of cyclodextrin complexes called AP(r)-Flavors and AP(r)- Fragrances at the International Food Technology show in Orlando, Florida, in June of this year.

The Company's gross profit margin on product sales decreased from 88.8% for the first nine months of 1996 to 76.6% for the first nine months of 1997, due primarily to two large sales in the second quarter totaling approximately $41,000 at less than 10% gross profit. The future sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage for the year; therefore the Company does not expect the past trend of increasing gross profit margins to continue.

Taking into account that the costs of the Public offering ($131,122) appeared in the financial statements for the first time in the second quarter of 1997 as a result of adherence to accounting rules and the fact that they consisted mostly of non-cash items (stock issuance), management feels that it has held the line on real operating expenses when one compares the first nine months of 1996 ($238,881) to the first nine months of 1997 ($262,118 - deferred offering expense removed). The Company kept the increase in real operating expenses to less than 10% even while expanding the Company's sales base, developing new products, and implementing its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals. However, if one chooses to include the public offering costs, then the statement of operations shows a 65% increase in operating expenses from the first nine months of 1996 ($238,881) to the same period in 1997 ($393,240), entirely fueled by the largely non-cash public offering expenses.

At December 31, 1995, the Company had a net operating loss carryforward totaling approximately $1,322,000 that may be offset against future taxable income through the year 2011. No tax benefit had been reported in the 1995 or prior year financial statements, however, because the Company believed there was greater than 50% chance that the carryforward would expire unused. During 1996 the Company had taxable income after considering non-deductible expenses that utilized approximately $4,000 of the carryforward from prior years. Because a portion of the tax loss carryover was used and anticipated profitability in the future, the Company determined that a valuation allowance of 50% of the future tax benefit was appropriate. Accordingly the Company recognized an income tax benefit in 1996 to reflect this change in accordance with SFAS No. 109. Because of the additional losses incurred during the first six months of 1997 the company has determined that a valuation allowance of 60% would be more appropriate. Accordingly, additional income tax expense of $24,350 was recognized in the second quarter. The tax benefit from the change in deferred tax asset valuation allowance related to the net operating loss carryforward is $205,000. The current portion of this deferred tax asset is valued at $137,036. Note that in the preceding discussion of total current assets this deferred tax asset has been removed uniformly from all the financial comparisons in order to more accurately reflect the day to day operating status of the company.

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


Dated:  November 14, 1997

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer