Form 10KSB
period 1997-12-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1998-03-31
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from _________ to _________

                         Commission file number 0-24930

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                 (Name of small business issuer in its charter)

            FLORIDA                                   59-3029743
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

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

                                     Common
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----.
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $370,344.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $348,275 based on the average high and low price as of March 5, 1998 of $0.593 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,235,110 shares of Common Stock as of March 5, 1998.
                       DOCUMENTS INCORPORATED BY REFERENCE

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

     The Company currently sells its products for use in the pharmaceutical, food and industrial chemical industries.

         Industry

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured, the Company believes that the food additive industry will significantly increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 10 years. The market for the use of CDs in food products in 1990 in Japan was estimated at $100 million. Within the last five years, many European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives and oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") were resumed in December 1990. In December of 1990, American-Maize Products, Inc. of Hammond, Indiana and Roquette Freres of Le Strem, France jointly presented oral arguments to the FDA for the addition of the natural CD's to the GRAS (Generally Recognized As Safe) list of excipients. American-Maize has proceeded alone with a request for a GRAS confirmation letter from the FDA and/or a request for level 3 approval for the use of BCD in foods. As of November 3, 1997, BCD use as a food additive in 10 categories of food products was confirmed to be GRAS.

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Proctor & Gamble uses CDs in Bounce(R), a popular fabric softener. Avon uses CDs in its dermal preparations using its Age Protective System APS(R). These uses will grow as the price of the manufactured CDs decrease or are perceived as acceptable in view of the value added to the products.

     In Japan at least nine pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs should be 2 to 3 1/2 times that of the CD itself.

     There is little published data relating to the production or dollar sales of CDs worldwide. The following estimates are based on the investigation and estimates made by Mr. Strattan, which have included discussions with Dr. Hitoshi Hashimoto of Ensuiko Sugar Refining Co., Ltd. Mr. Strattan's estimates have been used by others including "April 1993 Food Processing," CDs and Foods by Dean Ducksbury, and in "Food in Canada" edited by Ron Waske in an article entitled "CDs for the Food Industry." The Company believes the annual worldwide market for CDs is $150 million, which is expected to increase to $800 million by the year 2000. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs should be 2 to 3 1/4 times that of the CD itself.



         Products

     The Company's products include its Trappsol(TM) and Aquaplex(TM) product lines. The Trappsol product line consists of approximately 15 different varieties of CDs and the Aquaplex product line includes more than three dozen different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(TM) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company believes that by marketing Garlessence it has demonstrated industry leadership. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved: TrappsolTM, GarlessenceTM, and AquaplexTM. The following U.S. trademarks and service marks are pending since May, 1995.: CTDSM ,CD InfobaseSM, CTD ring design(TM), and Appromote(TM). There is no assurance that any of the pending marks will be approved. These properties add to the intangible asset value of the Company.

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

     The Company's first product, Garlessence, is manufactured for the Company by Herbe Wirkstoffe (GmbH) of Berlin-Zehlendorf, Germany. Under the terms of its agreements with Herbe-Wirkstoffe, CTD has rights to sell the CD/garlic oil complex within the U.S., its territories and possessions until December 31, 1998.

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

     Presently, sales of CD complexes represent 44% of the Company's product sales revenues. This transition to the more value-added complexes has been planned and is desirable for increased profitability since higher margins can be maintained for these products. However, it appears that the base business of CD sales has eroded. Combined with price reductions dictated by the market, the revenues from the sales of these products have decreased as much as the revenue from CD complexes has increased. The Company is also becoming dependent on just a few customers for the majority of its revenue. In response to this situation the Company has expanded its original business strategy of parlaying its leadership position in the presently quite small CD industry as a supplier of CDs, CD derivatives, CD complexes to include:

(1) Marketing and launching a dozen OTC and naturaceutical products (e.g., dietary supplements) utilizing CD delivery benefits. For example, by extracting specific ingredients from the garlic clove and complexing these ingredients with Trappsol(TM) B (beta cyclodextrin) Garlessence(TM) was created. Similar products can be created with any of the other herbal ingredients such as ginseng, echinacea, ginkgo, cat's claw, and melatonin.

(2) Licensing the use of the Trappsol(TM)symbol for use by others wishing to use CD delivery technology. This strategy is reflected in the Garlessence package which, in addition to the Garlessence trademark, carries a Trapposol trademark. This symbol will be promoted as an indication that a Trappsol(TM)cyclodextrin is used with the product within and thereby assures the user of the quality of the aqueous delivery system. This symbol will be licensed in the same way as the MLB (Major League Baseball) symbol is for baseball related products and the Nutrasweet(R)symbol is for artificially sweetened products containing Nutrasweet(R).

(3) Creating independent pharmaceutical organizations by merging basic manufacturing capability with the Company's technical product development and marketing expertise; these stand alone organizations will be captive purchasers of CD complexes.

(4) In-licensing and out-licensing basic CD applications technology. CTD is currently preparing a patent of its own for a veterinary euthanasia product based on benzocaine. The euthanasia product is an example of technology resulting from the Company's research and development which the Company will seek to out-license.

     The Company continues to market its comprehensive selection of CDs, CD derivatives, and CD complexes to scientists and researchers around the world through print media advertising, trade show participation, and direct mail. The Company projects an 8-10% growth in revenue from product sales in 1998.

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

     The Company's sales have always been direct, highly cyclical and driven by advertising and participation in trade shows. Arrangements with large laboratory supply companies and several diagnostic companies have provided a more stable sales base, but at the price of dependency on a few customers. The objective in this unregulated target market of life science research is to increase annual sales to $1,000,000 in 1998. This growth is forecasted to occur as a result of the Company's expansion of its product line to include value-added complexes of chemicals and CDs, increasing promotional efforts and widespread acceptance of CDs by laboratories through word-of-mouth, white paper circulation, and hiring of a dedicated product manager and acquisition or merger with a qualified technical laboratory.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a WEB Page and "site" on the world-wide web and obtaining a unique and descriptive domain name:
"cyclodex.com".

         Historical Analysis

                  Research Markets

     Historically the Company's revenues have been derived from sales to individuals and companies which use the products in connection with research. In 1995 those sales averaged approximately $20,000 per month; in 1994 those sales averaged just $13,000 per month. In 1995 the Company looked more closely at the "research" business and found that only 28.6% ($72,867) of total sales could be attributed to the market the Company had originally called its primary market. Sales to this market are driven by trade shows, advertisements in trade journals, and the Company's web site. Customers typically purchase small amounts of CDs and complexes at premium prices. The remainder of 1995 sales were divided between diagnostics (30.0%) and complexes for resale (41.4%). In 1996 sales to the "research" market averaged almost $14,500 per month and accounted for 50% of total revenues. In 1997 the research market averaged $23,547. "Research" and "industrial" sales revenues are increasing, the industrial portion is growing twice as fast as the research portion.

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

                  1998

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

     Along with the new products themselves, the Company has created a legitimate, licensable mark that may be used by other manufacturers wishing to take advantage of the improved aqueous delivery afforded by Trappsol CDs. This protected mark has the capability of generating revenues in a manner similar to the Nutrasweet(R) (artificial sweetener) and MLB(R) (major league baseball) logos.

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

                  Long Term View (1999-2001)

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

         Employees

     In 1997 the Company employed 3 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.


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

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

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

                                    High               Low
1995          First Quarter        $ 7.50            $ 3.00
              Second Quarter       $ 8.50            $ 4.25
              Third Quarter        $ 9.00            $ 4.00
              Fourth Quarter       $ 8.00            $  .50
1996          First Quarter        $ 2.25            $  .50
              Second Quarter       $ 1.0625          $  .75
              Third Quarter        $ 2.25            $  .25
              Fourth Quarter       $ 1.00            $  .625
1997          First Quarter        $ 3.00            $  .75
              Second Quarter       $ 1.50            $  .562
              Third Quarter        $  .562           $  .437
              Fourth Quarter       $ 1.062           $  .531

     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 1997, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 60.

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

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

     As of December 31, 1997, the Company's working capital was $108,781 compared to $293,518 at year end 1996. The total reduction in working capital was $184,737. However, at the end of 1997 the Company re-evaluated its projected use of the deferred tax asset which resulted in a reclassification of $141,350 to long term assets. Therefore, the reduction in real working capital was only $43,387. This reduction is due primarily to the loss from operations and the purchase of $10,000 of laboratory and office equipment.

     Total product sales decreased by $60,391, however, excluding an unusually large sale in 1996, the Company's normal customer sales experienced 13% growth and for the first time, the Company recognized consulting revenues of $86,667. Total product and service revenues increased by 8%. Selling, General and Administrative expenses (SG&A) increased by 16%, however, after removing $83,425 of unusual expenses incurred in 1997, recurring SG&A expenses actually decreased by 12%.

     Inventory continues to be dominated (68%) by the Garlessence(R) retail product and therefore masks the steady movement of the other components of that inventory. While total product sales have decreased since 1996 ($283,677 in 1997 vs. $344,068 in 1996), Management has continued to maintain inventory levels in response to the normal customer sales trend recognized above.

     The three year period of time (starting January 1, 1995) in which the Company could recover its original licensing fee for Garlessence of $60,000 through discounted purchases of raw materials expired at the end of 1997 and the license fee has been fully amortized. The Company has recovered $9,137 of its license fee through purchase discounts. The Company continues to negotiate with the German company to maintain its exclusivity in the U.S. As of February of 1998, the Company has been assured that it still has right-of-first-refusal status and may continue to recover its original licensing fee through purchase discounts until December 31, 1998.

     The Company will continue to seek out distribution arrangements that will allow it to recover all of its Garlessence(R) licensing prepayment fee and inventory costs and to meet its commitments to the licensor. In 1997, the Company sold less than $1,000 of Garlessence. Management is currently working with a small health products telemarketing company in Arizona, Life Enrichment, to include Garlessence(R) in its catalog promotions. Management believes that as a last resort it can recover at least the inventory value of the Garlessence(R) by selling it to companies that purchase such inventory. Since the Garlessence(R) inventory has a greater than five year shelf life, the Company fully expects to recover all of its investment in this product.

     To meet the financial needs of expected future growth, the Company filed a registration statement with the SEC to make a public offering in 1996 and 1997 of 250,000 shares of common stock and 125,000 warrants of the Company. No shares of stock were sold in this offering. The offering closed April 30, 1997 and the Company expensed the previously capitalized deferred offering costs ($127,467) in 1997. While most of these offering costs were non-cash, the net result was a large negative impact on the financial results reported for 1997.

     On January 1, 1996 the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated self-underwritten stock offering as noted above. The shares issued bear a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not qualify as a designated issue.

     Of these shares, 47,000 were issued on August 15, 1996. The other 1,000 will not be issued. Furthermore, two of these parties acknowledged that in the event the gross proceeds of the offering were less than $500,000, then one-half of their shares (20,000) would be returned to the Company. As no proceeds were recognized from the self-underwritten offering, the first party returned their 10,000 shares to the Company to be canceled. The second party and the Company agreed on the provision of services at no cost to the Company in return for their 10,000 shares. No further contingent shares are outstanding.

     On February 1, 1997, the Company paid its outstanding balance of $52,200 on its $75,000 Line of Credit down to $1 and accepted a new credit line of $25,000. As of December 31, 1997, $14,000 has been drawn on this line of credit compared to $52,200 for the same period in 1996. The Company also obtained a second Line of Credit from a local bank in the amount of $25,000. As of December 31, 1997, approximately $9,800 is outstanding on this line. Management feels that the decrease in the amount of advances drawn on the lines of credit during the year and the addition of a second bank line of credit available reflect the continued confidence in the financial position of the Company.

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

     The Company's right-of-first-refusal with Cyclops h.f. (CyC) to certain inventions embodied in patents owned by Cyclops expired in September of 1997. Licenses to specific ophthalmic drugs benefiting from CyC's inventions will now have to be negotiated with the German company that holds these rights. The Company feels confident that rights to these inventions can be obtained at least for sales in the United States. Contingent upon a successful private placement of the Company's stock in the second or third quarter of 1998 the Company expects to file New Drug Applications with the Food and Drug Administration
(FDA) for the licensed ophthalmic products. There is no assurance that the Company will be able to obtain licenses to the CyC inventions or that the private placement proposed will raise sufficient capital to undertake the New Drug Applications.

     On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company had agreed to provide funds on a best efforts basis of not more than $10,000 per month for up to 12 months. As of December 31, 1997 the Company had advanced a total of $51,000 and realized a loss of $11,094 to date. Since there was no activity at Ocudex during all of 1997 and the Company was unable to acquire the assets of its joint venture partner, Ocumed, the Company has provided an allowance in 1997 for the remaining investment in the amount of $40,406. The corporate shell will remain available for future use as the Company will continue to work with its joint venture partner to bring ophthalmic drugs using cyclodextrins to the market.

     In May of 1996 the Company entered into a contractual agreement with Diversified Corporate Consulting Group, LLC (DCCG), whereby the Company transferred 110,010 shares of CTD's voting common stock to DCCG in return for future financial services related to business and financial public relations improvement as defined in its agreement. Management anticipates benefits will be realized in 1998 from the retaining of DCCG (now called Genesis Consulting (GCLLC)).

     Through GCLLC the Company retained the services of Burckhardt & Company, Inc (B&C). to coordinate the private placement that will make possible the Company's planned ophthalmic Investigational New Drug (IND) applications to the FDA. Planning for this private placement began in late 1997 which required the Company to spend $30,000 and $2,500 in the form of consulting fees to B&C and Executive Concepts, respectively. The Company also recorded $2,500 in stock to be issued to Executive Concepts. Since these costs are directly attributable to the proposed private placement, they have been classified as deferred charges. The total amount deferred for the year ended December 31, 1997 is $35,000. The Company believes the private placement will be completed in the second quarter of 1998.

     The private placement is expected to raise $2,000,000; to be used as follows:

    Initial costs to secure Licenses and Intellectual Property                $   250,000
    File IND                                                                       50,000
    Complete IND studies                                                          300,000
    Working Capital for completing Phase I & II studies                           850,000
    Working Capital for Administering IND through Phase II applications           400,000
    Private Placement Costs                                                       150,000
    Total                                                                     $ 2,000,000



     The Company expects the IND application process to be completed within 12 months of an initial IND application; such application could occur as early as the end of June 1998. Management expects to be able to move several related ophthalmic drug products through the above process at much reduced incremental costs. Using this strategy, the Company anticipates licensing one or more of the drugs that have completed phase II studies to interested ophthalmic manufacturing companies, thereby creating revenue from these licenses early in 1999. These licensing arrangements provide a proof of concept and thereby are expected to provide credibility for a possible future public offering. Using the licensing revenues and/or the proceeds of such a public offering, the Company expects to take drugs not out-licensed, completely through marketing approval by the FDA (Phase III).

     The Company's drug applications have been structured so that even if only 50% ($1,000,000) of the private placement proceeds become available to the Company, the Company will be able to complete phase II studies on at least one of the ophthalmic drugs to be submitted; however the planned economies of multiple, related drug applications will be lost. Once the phase I and II studies are complete, Management believes it can approach investors for additional funding based on the phase I and II data. Additional capital will be required if the Company is to complete the phase III approvals itself. Without additional capital, the Company could license the phase I and II data and through royalties over time generate revenue.

     There are no assurances that the above private placement or other future financing activities will generate enough resources to accomplish the Company's financial or regulatory goals. Factors which can adversely affect the realization of the Company's goals as stated in this report include dependence on continued growth of the CD market, the success of future financing activities, the ability of the Company to continue the development of its products and services, and the uncertainties regarding regulatory approval of the Company's products.

     In the case that less than the $1,000,000 is raised, the Company will allocate funds between doing an IND for the best pharmaceutical candidate and creating retail over-the-counter products that require minimal regulatory intervention such as contact lens soak solutions, benzocaine patches, plaque-softening chewing gum, etc to be marketed or sub-licensed by the Company. In the event that no further funding is available, Management believes that it can sub-license its secured licensing rights along with the completed IND to a large ophthalmic company to recover its costs and generate revenues.

     In the second quarter of 1996, the Company amended its Articles of Incorporation increasing the number of voting shares authorized from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non-voting common shares authorized is 10,000,000.

     In continuing to implement its strategic plan of acquiring and developing new products through licensing and joint ventures, the Company, on March 10, 1997, entered into a royalty-bearing agreement with Jurox Pty, Ltd., an Australian company manufacturing and selling veterinary pharmaceuticals, to jointly develop a cyclodextrin/alfaxalone veterinary anesthetic product. As of December 31, 1997 no sales of these products have occurred.

     During 1997 CTD was awarded a judgement in the amount of $50,000 against WTDT, a production company and television station in South Florida, for breach of contract to provide services related to the marketing and sales of Garlessence(R). The Company paid WTDT $22,000 in 1995 to secure their services and was awarded additional compensatory costs and damages. WTDT has filed for protection under Chapter 11 bankruptcy rules. No amount is expected to be recovered from this judgement and the Company has not recorded any amount related to this judgement in its financial statements.

     In a continuing effort to let the public know about the benefits of cyclodextrins, the Company accepted the opportunity to appear on the premier of a proposed new television show called The Stock Show. The purpose of this weekly series was to bring to the attention of its viewers OTC bulletin board companies that presented significant growth opportunities. In April of 1997, Company management entered into an agreement with Atlantic Syndication Network, Inc.
(ASNI), a Las Vegas based production company, to contribute to the production fees necessary to produce the first show as follows:

         (a)      $2,500.00  cash
         (b)      10,000 shares of common stock of CTD
         (c ) options to purchase 25,000 shares of non-voting common stock of CTD for $1.00/share.

     In return, CTD would be guaranteed at least two airings of the 1/2 hour show on television and satellite networks as ASNI could secure the air-time. At least two airings of the show occurred on KDOC, a Los Angeles TV station; and LVTN (Las Vegas TV Network), a satellite TV network. The Company also received tapes of the show for its own promotional uses. As of December 31, 1997 the agreement with ASNI has been completed and no further events are expected.

     In response to the need for consulting services by major companies commercializing CD applications, the Company entered into an agreement with NuPharm, Inc., a Canadian company manufacturing metered dose inhalants (MDI's). The Company agreed to provide research and development services for NuPharm on cyclodextrin/respiratory drug complexes for potential use in MDI's. CTD expects to recognize increasing revenues from these services and other similar services provided by the Company.

     Management has evaluated the Company's computer systems to determine the impact of the Year 2000 (Y2K) on the Company's operations. Management has completed its evaluation and determined that both the hardware and software used by the Company are Y2K capable and no additional cost or impact on operations is expected.

         Results of Operations

     Prior to 1995 sales of cyclodextrins and related manufactured complexes were highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and its inventory line to include more routinely purchased products. Total product and service revenues were $370,344 and $344,068 for the years December 31, 1997 and 1996, respectively. With the above expansions and the normal customer sales, the volatility of the Company's revenues appears to have stabilized into steady growth and the revenues are expected to continue to grow through the year 2000 and beyond.

     Total product sales for 1997 were $283,677 compared to $344,068 for 1996. However, 1996 sales are supplemented by $92,500 due to an unusual sale that occurred in December of 1996. By removing that amount, the Company's normal customer sales ($283,677 vs. 251,568) resulted in 13% growth. The Company also experienced the emergence of consulting revenue as a new revenue category. During 1997 the Company realized consulting revenues for the first time in the amount of $86,667.

     Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers.

     The Company's gross profit margin on product sales decreased from 87% for 1996 to 75% for 1997, due primarily to increasing inventory replacement costs. Future retail sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage. Therefore, the Company expects this trend of decreasing gross profit margins to continue as the replacement cost of cyclodextrins continues to rise and the retail sales of Garlessence and other lower margin products occur.

     In efforts to minimize expenses, Management constantly reviews efficiency and productivity. Total personnel was reduced from 5 employees to 3 in 1997. This reduction in personnel costs (from $121,575 in 1996 to $112,062 in 1997) will provide the Company with a significant improvement in the product sales to salary ratio in 1998 and reduce personnel expenses to 1994 levels. While Management continues to monitor company operations, it is anticipated that no further personnel changes will be required for the immediate future.

     Selling, General and Administrative (SG&A) expenses ($347,685 vs. $300,599) increased 16%. The increase stems in large part from certain non-recurring activities. While the Company reduced personnel costs, it experienced an unusual expense in the amount of $15,625 due to the write off of the remaining deferred employee stock compensation. The Company also incurred $52,800 in additional outside consulting services related to the revenues created by providing those consulting services. Future consulting services are not expected to incur such expenses. Lastly, in efforts to promote Garlessence, the Company increased spending on advertising by more than $15,000. Taking into account the above items, recurring operating SG&A expenses actually decreased by $36,339.

     The Company recorded in 1997 a net income tax benefit of $20,650 as compared to $229,350 in 1996. However, the amount recorded in 1996 was the cumulative benefit of all prior years' net operating losses, as 1996 was the first year such a benefit was recognized. The current year's benefit resulted from changes in the effective tax rate and the valuation allowance, and the tax benefit from the current year loss.

     The total loss from operations in 1997 was $(176,035) compared to $(1,885) in 1996. However, over 70% of that loss stems primarily from the public offering costs expensed in 1997. By removing those expenses ($127,467) the loss from operations was only $(48,568). Taking into account the unusual sale in 1996 and the unusual expenses in 1997 for deferred compensation, advertising and consulting; Management feels that the results in 1997 are comparable to 1996 and that the operating health of the Company is sound. Management has held the line on recurring operating expenses, increased normal customer sales and expanded the Company's revenues base even while developing new products, and implementing its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     When used in this report, the words "believes," expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Statements herein regarding sales and research performance, expected financing, and expected regulatory approval of the Company's products further constitute forward-looking statements under federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual realization to be delayed or to not occur. Management has made certain assumptions regarding each of the statements which may or may not be accurate. Actual research and development results may vary significantly from the current plans. Actual Company financing activities may vary significantly from the current plans and may result in the Company changing its plan of the use of such proceeds.


Item 7.  Financial Statements

     Financial  statements  are submitted as an exhibit under Items 13(a)(1) and
(2) on this Form 10-KSB.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On December 23, 1997, the Company engaged James Moore & Co., P.L. as its independent accountants for 1997. The work of Davis, Monk & Co. was terminated on December 23, 1997. The dismissal of Davis, Monk & Co. and the engagement of James Moore & Co., P.L. was approved by the Company's Board of Directors.

     On December 5, 1996, the Company engaged the accounting firm of Davis, Monk & Co. as independent accountants for the Registrant for 1996. The work of James Moore & Co.., P.L. was terminated on December 5, 1996. The dismissal of James Moore & Co., P.L. and the engagement of Davis, Monk & Co. was approved by the Company's Board of Directors.

     During fiscal years ended December 31, 1995 and December 31, 1996, there have been no disagreements with James Moore & Co., P.L. or Davis, Monk & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

     The reports on the financial statements performed by James Moore & Co., P.L and Davis, Monk & Co. for the past two years ended December 31, 1996, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

PART III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                     Age    Position                  Since
C.E. Rick Strattan       52     President/CEO, Director   August, 1990



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

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1997, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.

Item 10. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended December 31, 1995, 1996 and 1997 for each executive officer is set forth in the following table:

                                            SUMMARY  COMPENSATION  TABLE  (three
                            fiscal years ended December 31, 1995, 1996 and 1997)

                                                                  Annual                     Long Term
                                                               Compensation                Compensation
                                                  ---------------------------------------------------------


                                                                             Other              All
                                                                             Annual            Other
Name and Principal Position                Year    Salary      Bonus      Compensation      Compensation

C.E. Rick Strattan                         1997    $34,750      -0-           -0-               -0-
    Chief Executive Officer, President     1996    $24,000      -0-           -0-               -0-
                                           1995    $36,000      -0-           -0-               -0-

Steve Herschleb                            1997      -0-        -0-           -0-               -0-
    Vice President                         1996      -0-        -0-           -0-               -0-
                                           19951   $12,500      -0-           -0-             $25,000(1)

David L. Southworth(3)                     1997    $15,686      -0-           -0-               -0-
    Treasurer/Chief Financial Officer      1996    $21,550      -0-           -0-               -0-
                                           1995    $27,550      -0-           -0-             $ 2,501(2)


     1 On May 1, 1995, Mr. Herschleb left CTD due to ill health and the Company repurchased his shares for $2.50 per share.

     2 On November 11, 1995 Mr. Southworth received 4,000 shares of CTD common stock having a value of $2,501 based on the market price of the shares at that time.

     3  On  June  30,  1997,  Mr.  Southworth   resigned  from  the  Company  as
Treasurer/Chief Financial Officer.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 17, 1998, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class
C.E. Rick Strattan(1).......................      531,800             43.06%
4123 N.W. 46th Avenue
Gainesville, FL 32606

Diversified Corporate Consulting Group .....      116,000              9.39%
11355 S.E. 54th Avenue
Belleview, FL 34420


All Officers and Directors as a group ......      531,800             43.06%



     1 Held by Strattan Associates, Ltd., of which Mr. Strattan is the general partner. Strattan Associates, Ltd. is a limited partnership established by Mr. Strattan for estate tax purposes and is not otherwise engaged in business. Strattan Associates, Ltd. is the owner of the 500,000 shares of CTD stock. Mr. Stratton is the President/CEO and Director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     .........In  November 1993, the Company entered into a Business  Consulting
Agreement with Garrison Enterprises, Inc. ("Garrison") to provide consulting services to the Company in the areas of the evaluation of managerial, marketing and sales requirements; reviewing and analyzing proposed business opportunities; consulting with the Company on strategic corporate planning and long-term investment policies; and rendering advice with respect to future fund raising and other financial arrangements. As compensation for its services Garrison was issued 300,000 shares of the Company's Common Stock and after completion of the Company's private placement offering in May, 1994, Garrison began receiving $7,000 per month for a period of 3 years and $10,000 per month for the two-year period thereafter.

     .........In  November  1993,  C.E.  Rick  Strattan,  the  President  of the
Company, and Garrison entered into a Shareholder's Agreement. Pursuant to which Mr. Strattan and Garrison (the "Shareholders") agreed to vote their shares so as to provide that the Directors of the Company shall be C.E. Rick Strattan and Michael A. Schub ("Schub"). In addition, the Shareholders agreed to an annual salary to the President of the Company of $7,000 per month for the three years after the closing of the stock offering, increasing to $10,000 per month in years four and five.

     .........Subsequently,  on  June  16,  1994,  Mr.  Schub  resigned  as Vice
President, Secretary and Director of the Company. On June 23, 1994, Barry R. Klein became Secretary and a Director of the Company. In addition, Mr. Schub was president and a director of Garrison from inception to June 23, 1994, when Mr. Schub resigned.

     .........Upon  Mr.  Schub's  resignation  as an officer and director of the
Company and Garrison, the Company entered into a retainer agreement with Schub thereby retaining Schub as special counsel, at a monthly retainer of $1,750 commencing July 1, 1994 and continuing until March 31, 1997. From April 1, 1997 to March 31, 1999, said retainer was to be increased to $2,500 per month. Garrison thereafter agreed to reduce its compensation from the Company in an amount equal to the monthly retainer paid to Schub.

     .........On August 1, 1994, the Company entered into a five-year consulting agreement (renewable annually by mutual agreement) with Yellen Associates ("Yellen"). Yellen agreed to provide ideas for new products in the nutritional, geriatric, and related health fields; to find companies and/or products suitable for acquisition; to find products suitable for manufacture and/or distribution; and to secure customers for Company products. All products offered by Yellen and accepted by the Company will belong exclusively to the Company with all related rights. In return, the Company agreed to pay Yellen $2,000 per month for nine months. If sales of Yellen products had been at least $200,000 per year, this monthly payment would have automatically continued for one year. Any other continuance of the payment would be negotiated. Additionally, the Company would pay Yellen royalties of up to 5% of sales for three to five years for products acquired through Yellen or cyclodextrin sales made by Yellen. The Company also agreed to sell to Yellen over a period of three years from August 1, 1994, up to 30,000 shares of Company stock at a discount of 50% of the market price quoted at the time of purchase. Having satisfied the guaranteed minimum payments part of the agreement in April, 1995, the Company chose to discontinue the monthly payments.

     .........In  September 1994, the Company prepaid its consulting  agreements with Garrison and Schub for an amount equal to $180,000. Garrison and Schub are no longer providing services to the Company. The Company terminated these agreements because it believed that the marketing and financial services of Schub and Garrison would not be needed for the remaining term of five years. Thus, the Company bought out of these agreements at a discount of $270,000. Under the terms of the contracts, the Company was obligated to expend approximately $450,000 over the next year term of the agreement.

     .........On  December 12, 1994,  the Company  adopted a stock issuance plan pursuant to which employees named by the board of directors receive shares in amounts determined by the board. Shares received pursuant to the 1994 plan are vested after five years. During the third, fourth and fifth years the stock is held by an employee, the employee may cause the Company to repurchase the stock at 50% of the then current market value. Since its inception 35,000 shares have been issued pursuant to the plan, of which 10,000 have been repurchased.

     .........On  May  l,  1995,  the  Company  agreed  to  purchase  all of Mr.
Herschleb's common shares of the Company (10,000 shares) at a price of $2.50 per share payable in 12 monthly installments without interest.

     .........On May 1, 1995, the Company entered into a Joint Venture Agreement with Ocumed, Inc. Under the terms of the Agreement, the parties have created a separate entity called Ocudex, Inc. for the purpose of developing and selling ophthalmic products manufactured by Ocumed and developed by the Company for which the Company will provide funding of up to $120,000 over a 12-month period. The Company and Ocumed each own 50% of Ocudex, Inc.

     On  June  30,  1997,   Mr.   Southworth   resigned   from  the  Company  as
Treasurer/Chief Financial Officer.

     On March 10, 1998, the Company adopted a resolution whereby 10,000 shares of the Company's common stock, issued in the name of Gregory V. DeLong, be returned to the Company's treasury stock as authorized but unissued shares, pursuant to a Stock Power retained by the Company.

     The Company has adopted a resolution whereby up to 100,000 shares may be transferred to Mr. Strattan based on his performance in the discretion of the Board of Directors which is solely comprised of Mr. Strattan.

PART IV.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits                                                                Page

    (1) Reports of Independent Certified Accountants                        F-1

    (2) Financial Statements                                                F-2

    Exhibits required by Item 601, Regulation S-B:

    (3) Articles of incorporation and by-laws

       (a) Articles of Incorporation filed August 9, 1990 *                 None

       (b) By-Laws. *                                                       None

       (c)    Certificates of Amendment to the Articles of  Incorporation
              filed November 18, 1993 and September 24, 1993. *             None

         (4) Instruments defining the rights of security holders, including indentures

              (a) Specimen Share Certificate for Common Stock. *            None

    (9)  Voting Trust Agreement                                             None

    (10)  Material Contracts

        (10.1)  Agreement of Shareholders dated November 11, 1993
                by and among C.E. Rick Strattan, Garrison Enterprises,
                Inc. and the Company. *                                     None

        (10.2)  Lease Agreement dated July 7, 1994**.                       None

        (10.3)  Consulting Agreement dated July 29, 1994 between
                the Company and Yellen Associates. *                        None

        (10.4)  License Agreement dated December 20, 1994 between
                the Company and Herbe Wirkstoffe GmbH. *                    None

        (10.5)  Joint Venture Agreement between the Company and
                Ocumed, Inc. dated May 1, 1995, incorporated by
                reference to the Company's Form 10-QSB for the q
                uarter ended June 30, 1995.**                               None

        (10.6)  Extension of Agreement between the Company and Herbe
                         Wirkstoffe GmbH                                     40

    (11)  Statement re: Computation of Per Share Earnings             Note 1 to
                                                                      Financial
                                                                      Statements

    (16)  Letter on changes in certifying accountant                         41

    (18)  Letter on change in accounting principles                         None

    (22)  Subsidiaries of Registrant                                        None

    (23)  Published Report re:  Matters Submitted to Vote of
          Security Holders                                                  None

    (24)  Consents of Experts and Counsel                                   None

    (25)  Power of Attorney                                                 None

    (27)  Financial Data Schedule                                            43

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
          regulatory authorities                                            None


(b) Reports on Form 8-K:

         Form 8-K, filed December 23, 1997 regarding item 4.

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


(Registrant)      CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.


                                /S/
By (Signature and Title)_______________________________________
                                    C.E. RICK STRATTAN, President,
                                    Chief Executive Officer, Chief
                                    Operating Officer and
                                    Director

Date: March 28, 1998

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cyclodextrin Technologies Development, Inc.:



     We have audited the accompanying balance sheet of Cyclodextrin Technologies Development, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cyclodextrin Technologies Development, Inc. for the year ended December 31, 1996, were audited by other auditors whose report dated February 21, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyclodextrin Technologies Development, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    /s/

February 3, 1998
Gainesville, Florida

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                        $      8,331
 Investments                                                            17,596
 Accounts receivable                                                    41,536
 Inventory                                                              86,996
 Deferred tax asset                                                     12,000
 Other current assets                                                    5,894
     Total current assets                                               72,353

PROPERTY AND EQUIPMENT
 Furniture and equipment                                                58,182
 Leasehold improvements                                                 24,800
                                                                        82,982
 Less: Accumulated depreciation                                         55,634
     Total property and equipment                                       27,348

OTHER ASSETS
 Deferred offering costs                                                35,000
 Deferred tax asset                                                    238,000
     Total other assets                                                273,000
TOTAL ASSETS                                                      $    472,701

               Theaccompanying  notes to  financial  statements  are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $      39,693
 Notes payable                                                           23,879
     Total current liabilities                                           63,572

COMMON STOCK SUBJECT TO REPURCHASE,  par value $.0001 per share,
 100,000 shares authorized, 5,000 shares issued and outstanding           1,405

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,  9,900,000 shares authorized, 1,220,110 shares issued and outstanding;
 Class B non-voting common stock, par value $.0001 per share,
  10,000,000 shares authorized, 0 shares issued and outstanding            120
 Additional paid-in capital                                          1,670,744
 Unrealized loss on investments                                         (3,755)
 Accumulated deficit                                                (1,259,385)
     Total stockholders' equity                                        407,724

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    472,701

         The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF OPERATIONS
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1997           1996
PRODUCT SALES .......................................$   283,677    $   344,068

COST OF PRODUCTS SOLD ...............................     71,227         45,354

GROSS PROFIT ........................................    212,450        298,714

CONSULTING SERVICES AND OTHER OPERATING REVENUE .....     86,667           --

TOTAL OPERATING REVENUE .............................    299,117        298,714

OPERATING EXPENSES
 Selling, general and administrative ................    347,685        300,599
 Public offering expenses ...........................    127,467           --
     Total operating expenses .......................    475,152        300,599

LOSS FROM OPERATIONS ................................   (176,035)        (1,885)

OTHER INCOME (EXPENSE)
 Investment and other income ........................      1,654          2,632
 Gain (loss) due to change in redemption price
  on common stock subject to repurchase .............      6,408         (1,563)
 Equity in loss from unconsolidated joint venture ...       (420)        (9,169)
 Allowance for loss from unconsolidated joint venture    (40,406)          --
 Interest expense ...................................     (2,727)        (3,914)
     Total other income (expense) ...................    (35,491)       (12,014)

LOSS BEFORE INCOME TAXES ............................   (211,526)       (13,899)

INCOME TAX BENEFIT, net .............................     20,650        229,350

NET INCOME (LOSS) ...................................$  (190,876)   $   215,451

NET INCOME (LOSS) PER COMMON SHARE ..................$      (.15)   $       .19

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING .................................  1,230,973      1,151,794

         The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                COMMON STOCK                                       TOTAL
                                               ADDITIONAL        ISSUED FOR     UNREALIZED        RETAINED         STOCK-
                       COMMON STOCK              PAID-IN           FUTURE         LOSS ON         EARNINGS        HOLDERS'
                   SHARES       AMOUNT           CAPITAL          SERVICES      INVESTMENTS       (DEFICIT)        EQUITY
BALANCE,
 December
 31, 1995        1,023,300    $        102    $    1,571,921    $    (24,250)   $    -         $ (1,283,960)   $   263,813

Shares issued
 under employee
 temporary
 purchase
 plan                3,800            -                3,025            -            -                 -             3,025

Shares issued
 for services      157,010              16            86,490            -            -                 -            86,506

Shares issued
 as bonus           16,000               2             8,998            -            -                 -             9,000

Compensation
 earned               -               -                 -              5,750         -                 -             5,750

Net income            -               -                 -               -            -              215,451        215,451

BALANCE,
 December
 31, 1996        1,200,110             120         1,670,434         (18,500)        -           (1,068,509)       583,545

Shares issued
 for services       10,000               1             2,809            -            -                 -             2,810

Shares returned,
 originally
 issued in 1996
 for services      (10,000)             (1)           (2,499)           -            -                 -            (2,500)

Compensation
 earned               -               -                 -             18,500         -                 -            18,500


Expiration of
 repurchase
 obligation on
 common stock       20,000            -                 -               -            -                 -              -

Change in
 unrealized
 loss on
 investments          -               -                 -               -          (3,755)             -            (3,755)

Net loss              -               -                 -               -            -             (190,876)      (190,876)

BALANCE,
 December
 31, 1997        1,220,110    $        120    $    1,670,744    $       -       $  (3,755)    $  (1,259,385)   $   407,724

         The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 1997 AND 1996

                                                        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) .................................... $(190,876)   $ 215,451
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Depreciation and amortization ......................    34,200       49,507
   Loss on currency conversion ........................      --            175
   Gain on sale of investments ........................      (702)        --
   Deferred compensation earned .......................    18,500        5,750
   Equity in loss of unconsolidated joint venture .....       420        9,169
   Allowance for loss from unconsolidated joint venture    40,406         --
   (Gain) loss based on redemption price of common
     stock subject to repurchase ......................    (6,408)       1,563
   Stock issued for services ..........................       310        9,000
   (Increase) decrease in accounts receivable .........    64,656      (69,540)
   (Increase) decrease in inventory ...................   (10,617)       1,902
   Decrease in other current assets ...................       585       17,445
   Increase in deferred income taxes ..................   (20,650)    (229,350)
   (Increase) decrease in deferred offering costs .....    92,531      (41,025)
   Increase (decrease) in accounts payable and
    accrued expenses ..................................    18,752      (35,578)
        Total adjustments .............................   231,983     (280,982)

    Net  cash  provided by (used for) operating
     activities .......................................    41,107      (65,531)

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to joint venture ............................      --        (17,000)
 Purchase of equipment and leasehold improvements .....    (9,255)        (530)
 Loan to employee .....................................    (4,000)      (4,000)
 Repayment of employee loan ...........................    11,283        4,251
 Proceeds from sale of investment .....................    43,756         --
 Purchases of investments .............................   (64,405)        --
    Net cash used in investing activities .............   (22,621)     (17,279)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock,
  net of offering costs ...............................      --          3,025
 Cash paid for treasury stock obligation ..............      --         (6,421)
 Net proceeds (payments) on line-of-credit ............   (28,322)      47,200
 Proceeds from investment margin account ..............    10,400         --
 Proceeds from loan payable to stockholder ............     9,090        1,751
 Payment to stockholder on loan .......................    (9,090)      (1,751)
    Net cash provided by (used for) financing
     activities .......................................   (17,922)      43,804

Net increase (decrease) in cash and cash equivalents ..       564      (39,006)

CASH AND CASH EQUIVALENTS, beginning of period ........     7,767       46,773

CASH AND CASH EQUIVALENTS, end of period .............. $   8,331    $   7,767

         The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                             STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)

                                                              1997         1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest ..................    $2,727    $ 3,914

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued for services ........................    $  310    $95,506
  Contribution by stockholder .............................      --        6,000
  Acquisition of stock of unconsolidated joint venture ....      --          500


         The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the last several years the Company has sustained substantial net losses. These net losses have reduced the Company's working capital available for operations as of December 31, 1997, below the level of its 1997 operating expenses. The Company plans a private placement of additional common stock expected to raise approximately $1.85 million in the second quarter of 1998. Additionally, management's plans include continuing cost reduction measures to mitigate future losses. Management also believes it has the ability to reduce expenses, if necessary, to achieve profitable operations.

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

     At December 31, 1997, some portion of approximately $60,000 in inventory of one of the Company's products is in excess of current requirements based on the recent level of sales. Management has developed a program to reduce inventory to desired levels over the near term and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

     (e) INVESTMENTS--The Company's investments are marketable equity securities held for an indefinite period and are classified as available for sale. Net unrealized holding losses on such securities were $3,755 at December 31, 1997, and are charged to stockholders' equity. Realized gains were $702 in 1997 using the specific identification method.

     (f) REVENUE RECOGNITION--Revenues are recorded when products are shipped.

     (g) ADVERTISING--The Company expenses the production costs of advertising the first time the advertising takes place.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

(h) LICENSE FEE--The license fee for a dietary supplement product is recorded at cost. Amortization expense is computed using the straight-line method over the term of the license, which was three years. Periodically, management evaluates the estimated useful life of the license to determine whether intervening economic events an circumstances have affected the remaining useful life.

     (i) DEFERRED OFFERING COSTS--Expenses directly attributable to a proposed stock offering are recorded at cost as deferred offering costs as discussed in Note 12.

     (j) RECLASSIFICATIONS--Certain amounts from 1996 have been reclassified to conform to the 1997 presentation.

     (k) NET INCOME (LOSS) PER COMMON SHARE--Net income (loss) per common share is computed in accordance with the new requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) at December 31, 1997 and 1996. SFAS 128 requires net income per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. Common shares outstanding includes common stock subject to repurchase. There was no effect on the 1997 or previously reported 1996 net income per common share amounts as a result of this change in accounting method.

     The stated net income (loss) per share amounts do not include any potential dilutive effect if certain options issued in 1997 to purchase an 625,000 additional shares of the Company's common stock were exercised.

     (l) USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


(2) COMMITMENTS:

     On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price. The future minimum lease payments under operating leases as of December 31, 1997, are as follows:

                    YEAR ENDING
                    DECEMBER 31,                     AMOUNT
                       1998                        $    21,018
                       1999                             18,240
                       Total                       $    39,258

     Rent expense under the foregoing lease and all other operating leases was $20,014 and $19,058 for 1997 and 1996, respectively.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(2) COMMITMENTS:  (Continued)

     Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. The license fee was amortized on a straight-line basis over the three year period of the contract and was fully amortized at December 31, 1997. Amortization expense in 1997 and 1996, was $20,000 and $32,700, respectively. In January 1998, this agreement was extended until December 31, 1998, including the right of first refusal to reobtain its exclusive marketing rights during this period. The Company is required to order additional inventory of approximately $15,000 by March 31, 1998, under the terms of this agreement extension. The Company paid approximately $5,500 in January 1998 toward this obligation.

     In May 1996, the Company entered into an agreement with Diversified Corporate Consulting Group, L.C., an unrelated company, to provide consulting services to be completed within 12 months. In return, the Company issued Diversified 110,110 shares of the Company's common stock, a quantity equal to 10% of all then outstanding common stock, in lieu of document licensing fees and of required cash payments for up to an aggregate of 130 hours of hourly consulting and licensing fees.

     The Company entered into an agreement with Cyclops h. f. (Cyclops), a company located in Reykjavik, Iceland, in May 1996 to secure limited exclusivity to certain inventions embodied in patents owned by Cyclops for the purpose of creating an organization that would commercialize products using those inventions. In consideration, the Company agreed to share equally with Cyclops the net profits derived from products commercialized by the Company or affiliates of the Company that use the inventions. This agreement expired in May 1997.

     In April 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a half hour premier cable program. The Company paid $2,500 in 1997 to reserve production time and also issued to ASNI 10,000 shares of the Company's voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share, within one year of May 31, 1997. As of December 31, 1997, no stock options had been exercised.

     The Company has other commitments related to various stock offerings as discussed in Note 12.

(3) EMPLOYEE STOCK PLANS:

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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(3) EMPLOYEE STOCK PLANS:  (Continued)

     In December 1994, the Company issued 25,000 shares to employees for future services under this plan. The Company valued the 25,000 shares at $37,500, which was approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company recorded the $37,500 as stock issued for future services, which was classified as a reduction to stockholders' equity in the accompanying financial statements. The Company amortized this amount over five years on the straight-line basis, the estimated benefit period of the future services.

     On June 30, 1997, all of the remaining employees holding stock issued under the employee stock issuance plan noted above, terminated employment with the Company. At that time, the remaining unamortized amount of the stock issued for future services was charged to expense.

     The Company expensed $18,500 and $5,750 under the stock issuance plan for the years ended December 31, 1997 and 1996, respectively.

     Effective November 15, 1995, the Company adopted an employee stock purchase plan. Under this plan, employees may purchase shares of Company stock up to the amount of their gross pay for the period. These shares will be restricted from sale for two years; therefore, they will be sold to employees at 50% of the most recent trading price at the date of purchase. Under the plan, the Company sold 3,800 shares to employees in 1996. These shares were all issued on September 6, 1996 and the plan was terminated.

     Had compensation cost for the Company's employee stock purchase plan and stock- based compensation plan been determined based on a fair value at the grant dates for awards under this plan consistent with the method outlined in FASB Statement No. 123, the Company's 1996 net income and net income per share would have been the proforma amounts indicated below:

                                                              1996
           Net income          As reported                 $    215,451
                               Proforma                    $    206,176

           Net income
           Per share           As reported                 $        .19
                               Proforma                    $        .18

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(4) OTHER COMMON STOCK TRANSACTIONS:

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

     On April 21, 1996, the Company amended its Articles of Incorporation whereby the number of voting shares authorized was increased from 5,000,000 to 10,000,000. In addition, non-voting common shares were created. The total amount of non- voting common shares authorized is 10,000,000.

(5) COMMON STOCK SUBJECT TO REPURCHASE:

     As described in Note 3 above, the Company established a nonqualified employee stock issuance plan in 1994, and issued shares under this plan in December, 1994. Also, as noted above, the stock issued under this Plan is redeemable by the Company at the option of the employee, at 50% of the then current market value or the employees termination date. The employee can demand redemption at any time during a three year period beginning on the first day of the third year after issuance and ending five years after issuance.

     The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

     The common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of the balance sheet date or the employees termination date. Changes in the redemption amount are recognized in the accompanying Statement of Operations as "Gain (loss) due to change in redemption price on common stock subject to repurchase."

     Common stock subject to repurchase activity comprises the following:

                                                        1997           1996
          Balance, beginning of year                 $    7,813     $    6,250
          Common stock issued                              -              -
          Common stock redeemed                            -              -
          Expiration of repurchase obligation            (6,250)          -
          Market changes in redemption price               (158)         1,563
          Balance, end of year                       $    1,405     $    7,813

     No shares have been repurchased by the Company through December 31, 1997. The Company's obligation to repurchase the remaining 5,000 shares of common stock expires in 1999.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(6) CONCENTRATIONS OF CREDIT RISK:

     Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

(a) DEMAND DEPOSITS--The Company has demand deposits in two local branch banks which are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the bank balance was $14,219. The Company has no policy of requiring collateral or other security to support its deposits.

(b) ACCOUNTS RECEIVABLE--The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

(7) MAJOR CUSTOMERS AND SUPPLIERS:

     Sales to two customers in 1997 consisted of approximately 58% of total sales. Of this, sales to one major customer were approximately $130,000 or 35% of sales, and sales to another major customer were approximately $87,000 or 23% of sales. The aggregate accounts receivable balances at December 31, 1997 for the two major customers were $16,400. Sales to four customers in 1996 consisted of approximately 71% of total sales. Of this, sales to one major customer were approximately $80,000 or 23% of sales, and sales to another major customer were approximately $120,000 or 35% of sales.

     The Company currently purchases all its inventory of Garlessence, a dietary supplement, from one supplier.

(8) NOTES PAYABLE:

     The Company currently has a $25,000 line-of-credit with a bank, which was reduced from $52,500, the limit at December 31, 1996. Interest is due monthly at prime plus 2% (currently 10.5%). The Company owes approximately $14,000 at December 31, 1997, which is due in full on March 1, 1998. The line is collateralized by accounts receivable and inventory.

     The Company also entered into a $25,000 line-of-credit with another bank during 1997. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3% (currently 11.5%). The Company owes approximately $10,000 at December 31, 1997. The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(9) JOINT VENTURES:

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

No transactions have taken place as of December 31, 1997.

     Effective May 1, 1995, the Company entered into a joint venture agreement with Ocumed, Inc. (Ocumed), an unrelated company. The joint venture is organized as Ocudex, Inc. (Ocudex) with the Company and Ocumed each owning 50% of Ocudex. The Company has advanced Ocudex $51,000 as of December 31, 1997. The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company reduced its investment in the joint venture to zero at December 31, 1997, due to uncertainty as to recovery of these amounts.

     Following is a summary of the financial position and results of operations of Ocudex:

                                                         1997          1996
         Cash                                         $       160   $     719
         Equipment                                         28,000      28,000
         Other assets                                       1,652       1,932
         Total assets                                 $    29,812   $  30,651

         Advances from stockholder                    $    51,000   $  51,000
         Common stock                                       1,000        1,000
         Stockholders' deficit                            (22,188)     (21,349)
         Total liabilities and stockholders' deficit  $    29,812   $   30,651

         Sales                                        $     -       $     -

         Net loss                                     $      (840)  $  (18,338)

         Company's proportionate share of loss        $      (420)  $   (9,169)

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107 requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 1997:

                                                       CARRYING         FAIR
                                                        AMOUNT          VALUE
         FINANCIAL ASSETS:
          Cash and cash equivalents                   $    8,331     $    8,331
          Investments                                     17,596         17,596
          Accounts receivable                             41,536         41,536
              Total financial assets                  $   67,463     $   67,463

          FINANCIAL LIABILITIES:
           Lines of credit                            $   23,879     $   23,879
           Accounts payable and accrued expenses          39,693         39,693
               Total financial liabilities            $   63,572     $   63,572

     The fair value of investments are determined from quoted market prices at year end. The fair value of all other financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments.

(11) INCOME TAXES:

     At December 31, 1995, the Company had a net operating loss carryforward totaling approximately $1,322,000 to be offset against future taxable income through 2010. However, no tax benefit was recognized in the 1995 financial statements because management believed there was greater than a 50% chance the carryforward would expire unused. Accordingly, the expected tax benefit of the loss carryforward was offset by a 100% valuation allowance.

     In 1996, the Company had taxable income that utilized approximately $4,000 of the carryforward from prior years. Because of the Company's performance in 1996 and anticipated profitability in the future, management determined a valuation allowance equal to 50% of the future tax benefit was appropriate. Accordingly, an income tax benefit in the net amount of $229,350 was recognized to reflect this change in the allowance.

     During 1997, management reevaluated the effective tax rate used to calculate the Company's deferred tax asset and determined that 15%, rather than 34%, was a more appropriate effective tax rate. Management also reevaluated its valuation allowance and determined a valuation allowance of 10% of the future tax benefit was appropriate. The net result of these reevaluations was a reduction of the income tax benefit in the amount of $12,325.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(11)    INCOME TAXES:  (Continued)

     The Company recorded an income tax benefit of $32,975 for the year ended December 31, 1997, reflecting the future benefit of the current year net operating loss, net of the 10% valuation allowance. The valuation account decreased $166,925 during 1997 as a result of the above changes.

     At December 31, 1997, the Company has recorded $250,000 in total net deferred tax assets reflecting the benefit of approximately $1,475,000 in net operating loss carryforwards that may be offset against future taxable income through 2012. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that ninety percent of the deferred tax asset will be realized based on prior results and anticipated profitability in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax benefit consists of the following components:

                                                        1997          1996
      Current income taxes                           $     -       $       650

      Effect of decrease in effective tax rate          183,325           -
      Effect of decrease in valuation allowance        (171,000)          -
      Tax benefit of current year loss                  (37,050)          -
      Increase in valuation allowance                     4,075           -
      Tax benefit from change in deferred tax
       asset valuation allowance related to
      prior years net operating loss carryforward          -          (230,000)

      Total net benefit                             $   (20,650)  $   (229,350)

(12) DEFERRED OFFERING COSTS:

     The Company has deferred certain costs associated with the following offerings of common stock:

PROPOSED 1996 STOCK OFFERING

     Effective February 5, 1996 the Company filed Form SB-2 Registration Statements with the Securities and Exchange Commission for a proposed securities offering of 250,000 shares of common stock and 125,000 common stock purchase warrants with a combined proposed maximum aggregate offering price of $1,250,500. This offering expired in April 1997.

     In January 1996, the Company entered into an agreement with Geller International Associates (Geller), an unrelated company, to provide various public relation services. In return, the Company agreed to pay Geller $2,000 per month plus out-of-pocket expenses with the first three months being guaranteed. In addition, the Company agreed to pay Geller 1% of net moneys received as a result of Geller's efforts to secure funding for the current public offering. The

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(12) DEFERRED OFFERING COSTS:  (Continued)

     total amount paid to Geller under this agreement was $10,461. In addition, Rick Strattan, president of the Company, gave Geller $6,000 worth of the Company stock on behalf of the Company to provide the above mentioned services. The value of the stock given was recorded as a contribution to the Company. Since all of the services performed by Geller represented activities for the purpose of promoting the 1996 public offering, the total consulting fees paid and stock issued to Geller in 1996 were deferred at December 31, 1996. These amounts were expensed in 1997. The agreement with Geller was canceled at the end of the initial three months.

     On January 1, 1996, the Company resolved to issue 48,000 shares of its common stock to various unrelated parties for services performed in connection with the Company's anticipated selfunderwritten stock offering. Furthermore, two of these parties acknowledged that in the event the gross proceeds of the offering were less than $500,000, then one-half of their shares (20,000) would be returned to the Company. The shares were issued with a restrictive legend. The Company valued the 48,000 shares at $12,000 which is approximately 50% less than the bid price at the date of issuance. The quoted market price was not used to value the stock since the stock does not trade freely in an established market. Of these shares, 47,000 were issued on August 19, 1996. The other 1,000 shares, valued at $250, were not issued.

     Since all the costs associated with these shares were directly attributable to the proposed offering, they were classified as deferred charges at December 31, 1996. In addition, all other specific incremental professional fees incurred in 1996 which were clearly and directly attributable to the Company's effort to obtain equity financing were deferred. The total amount deferred during 1996 was $127,531. These deferred professional costs were to be offset against the net proceeds of the offering. Since no proceeds were received from the offering, these deferred offering costs and any additional 1997 offering costs related to this offering were expensed during the year ended December 31, 1997. The amount expensed was reduced by $2,500 for the value of 10,000 shares of common stock returned by an advisor as described above.

PROPOSED 1998 STOCK OFFERING

     On October 14, 1997, the Company entered into a financial services agreement with an unrelated company for financial consulting services related to raising additional capital. Under this agreement, the Company issued an option for 600,000 shares of the Company's common stock with an exercise price of $.25 per share, which is less than 50% of the market price on the date the parties agreed to the terms of the agreement. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company also agreed to pay the consultant $85,000 in installments of $20,000 in October 1997, and $5,000 each month thereafter until November 1998. The Company had paid $30,000 as of December 31, 1997. The agreement is cancelable by either party by giving sixty days notice.

     As the Company is currently preparing for a private placement to raise additional capital in 1998, the costs under this agreement and the direct costs of preparing a business plan have been classified as deferred charges. The total amount deferred at December 31, 1997, is $35,000. These and any additional deferred costs will be offset against the net proceeds of the offering or will be expensed upon the expiration of the offering.