Form 10QSB
period 1998-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1998-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                 of The Securities Exchange Act of 1934


For Quarter Ended: March 31, 1998      Commission file number:  0-24930

          CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
      (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction               IRS Employer Identification No.
of incorporation or organization)


    3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
        (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   352-375-6822


Former name, former address and former fiscal year, if changed since last report: N/A.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

As of April 30, 1998, the Company had outstanding 1,225,110 shares of its common stock.

PART I:  Financial Information











                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

                 QUARTERLY STATEMENTS FOR THE THREE MONTHS ENDED
                         March 31, 1998 AND 1997

































CONTENTS                                                           PAGE

BALANCE SHEET                                                     F-1 to F-2
STATEMENTS OF OPERATIONS                                          F-3
STATEMENTS OF CASH FLOWS                                          F-4 to F-5
NOTES TO FINANCIAL STATEMENTS                                     F-6 to F-9

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS
                                                                 March 31, 1998
                                                                 --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $      9,945
 Investments                                                            18,556
 Accounts receivable                                                    17,898
 Inventory                                                              85,898
 Deferred tax asset                                                     12,000
 Other current assets                                                    9,853
                                                                  ------------
     Total current assets                                              154,151

PROPERTY AND EQUIPMENT
 Furniture and equipment                                                61,915
 Leasehold improvements                                                 24,800
                                                                  ------------
                                                                        86,715
 Less: Accumulated depreciation                                         59,205
                                                                  ------------
     Total property and equipment                                       27,510

OTHER ASSETS
 Deferred offering costs                                                50,000
 Deferred tax asset                                                    238,000
                                                                  ------------
     Total other assets                                                288,000
                                                                  ------------
TOTAL ASSETS                                                      $    469,661
                                                                  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                  (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 March 31, 1998
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $     45,184
 Notes payable                                                          17,738
 Payable to Officer                                                     16,582
                                                                  -------------
     Total current liabilities                                          79,504

COMMON STOCK SUBJECT TO REPURCHASE,  par value $.0001
  per share,  100,000 shares authorized, 5,000 shares
  issued and outstanding                                                 1,405
                                                                  -------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 1,220,110 shares
  issued and outstanding;  Class B non-voting common
  stock, par value $.0001 per share, 10,000,000 shares
  authorized, 0 shares issued and outstanding                              120
 Additional paid-in capital                                          1,670,744
 Unrealized loss on investments                                         (2,494)
 Accumulated deficit                                                (1,279,619)
                                                                  -------------
     Total stockholders' equity                                        388,752
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    469,661
                                                                  =============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ending
                                                             March 31,
                                                  -----------------------------
                                                       1998            1997
                                                  --------------   ------------
PRODUCT SALES                                     $      44,284    $    79,610

COST OF PRODUCTS SOLD                                     8,667         21,298
                                                  --------------   ------------
GROSS PROFIT                                             35,618         58,312

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             57,529         69,440
                                                  --------------   ------------
LOSS FROM OPERATIONS                                    (21,912)       (11,128)

OTHER INCOME (EXPENSE)
 Investment and other income                              2,532            657
 Loss due to change in redemption price
  on common stock subject to repurchase                    -           (10,938)
 Equity in loss from unconsolidated joint venture          -              (122)
 Interest expense                                          (854)          (793)
                                                  --------------   ------------
     Total other income (expense)                         1,678        (11,196)
                                                  --------------   ------------
NET LOSS                                                (20,234)       (22,324)
                                                  ==============   ============
NET LOSS PER COMMON SHARE                         $        (.02)   $      (.02)
                                                  ==============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    1,220,110      1,225,110
                                                  ==============   ============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         Three Months Ending
                                                              March 31,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $   (20,234)  $   (22,324)
                                                     ------------  ------------
 Adjustments to reconcile net loss to net cash
  provided by (used for)  operating activities:
   Depreciation and amortization                           3,571         8,108
   Gain on sale of investments                              (556)         (368)
   Deferred compensation earned                             -            1,438
   Equity in loss of unconsolidated joint venture           -              122
   Loss based on redemption price of common
     stock subject to repurchase                            -           10,938
   Decrease in accounts receivable                        23,638        63,018
   (Increase) decrease in inventory                        1,098        (9,916)
   Increase in other current assets                       (4,773)       (6,953)
   Increase in deferred offering costs                   (15,000)         -
   Increase in accounts payable and
    accrued expenses                                       8,047         5,472
                                                     ------------  ------------
        Total adjustments                                 16,025        72,159
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR) OPERATING
     ACTIVITIES                                           (4,209)       49,835
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements         (3,733)         -
 Loan to employee                                           -             (779)
 Repayment of employee loan                                  814         5,889
 Proceeds from sale of investment                          9,059         4,400
 Purchases of investments                                 (8,202)      (21,167)
                                                     ------------  ------------
    NET CASH USED IN INVESTING ACTIVITIES                 (2,062)      (11,657)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (payments) on line-of-credit                (6,141)      (52,199)
 Proceeds (payments) from investment margin account       (2,556)         -
 Proceeds from loan payable to stockholder                16,770          -
 Payment to stockholder on loan                             (188)         -
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR) FINANCING
     ACTIVITIES                                            7,885       (52,199)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,614       (14,021)

CASH AND CASH EQUIVALENTS, beginning of period             8,331         7,767
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS (OVERDRAFT),
 end of period                                       $     9,945   $    (6,254)
                                                     ============  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                         Three Months Ending
                                                              March 31,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $       854   $       793
                                                     ============  ============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


The information presented herein as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, is unaudited.

(1) BASIS OF PRESENTATION:

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

Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1997.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $5,859 and $5,610 for the three months ended March 31, 1998 and 1997, respectively.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. The license fee was amortized on a straight-line basis over the three year period of the contract and was fully amortized at December 31, 1997. Amortization expense in 1997 was $20,000. In January 1998, this agreement was extended until December 31, 1998, including the right of first refusal to reobtain its exclusive marketing rights during this period. The Company is required to order additional inventory of approximately $15,000 by March 31, 1998, under the terms of this agreement extension. This agreement deadline was further extended on March 23, 1998 to June 1, 1998. The Company paid approximately $5,500 in January 1998 toward this obligation.

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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

(2) COMMITMENTS (Continued):

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

In April 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a half hour premier cable program. The Company paid $2,500 in 1997 to reserve production time and also issued to ASNI 10,000 shares of the Company's voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share, within one year of May 31, 1997. As of March 31, 1998, no stock options had been exercised.

The Company has other commitments as discussed in Notes 6 and 8.

(3) COMMON STOCK SUBJECT TO REPURCHASE:

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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

(3) COMMON STOCK SUBJECT TO REPURCHASE:  (Continued)


The Company expensed $1,437 under the stock issuance plan for the quarter ended March 31, 1997.

In 1997 the Common Stock Subject to Repurchase was reflected on the balance sheet at 50% of the market value as of the balance sheet date, which resulted in a $10,938 expense in the accompanying statement of operations as "Gain (loss) due to change in redemption price on common stock subject to repurchase." In 1998 the common stock subject to repurchase is reflected on the balance sheet at 50% of the market value as of June 30, 1997, the employees termination date. No shares have been repurchased by the Company through March 31, 1998. The Company's obligation to repurchase the remaining 5,000 shares of common stock expires in 1999.

(4)      MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 67% and 73% of total sales for the three months ended March 31, 1998 and 1997, respectively.

(5) NOTES PAYABLE:

The Company has a $25,000 line-of-credit with a local bank during 1997. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3% (currently 11.5%). The Company owes approximately $17,738 at March 31, 1998. The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

(6) JOINT VENTURES:

Effective May 1, 1995, the Company entered into a joint venture agreement under the name of Ocudex, Inc. (Ocudex). The Company and Ocumed, Inc., an unrelated company, each own 50% of Ocudex. The Company has advanced Ocudex $51,000 as of March 31, 1998. The Company accounts for its investment in the Ocudex joint venture using the equity method of accounting whereby its investment is carried at cost, including advances, adjusted for the Company's share of earnings and losses. The Company reduced its investment in the joint venture to zero at December 31, 1997, due to uncertainty as to recovery of these amounts.

In March 1997, the Company entered into a joint venture agreement with Jurox PTY Limited (Jurox), an unrelated company, in order to develop a new product. According to the agreement, each party shall be separately responsible for their own costs for the development of the product, then the Company agrees to provide the developed product to Jurox at the cost to manufacture plus 10%. Jurox agrees to pay the Company royalties on net sales of the product as follows:
          5% of net sales for the first year of sales, 4% of net sales for the second year of sales, and 3% of net sales for a further 8 years.
No transactions have taken place as of March 31, 1998.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

(7)      INCOME TAXES:

During the three months ended March 31, 1998 and 1997, the Company provided a 100% valuation allowance for the income tax benefit resulting from the respective net loss for the periods presented. Therefore, no income tax expense or benefit is provided in the accompanying statement of operations.

(8) DEFERRED OFFERING COSTS:

On October 14, 1997, the Company entered into a financial services agreement with an unrelated company for financial consulting services related to raising additional capital. Under this agreement, the Company issued an option for 600,000 shares of the Company's common stock with an exercise price of $.25 per share, which is approximately 50% of the market price on the date the parties agreed to the terms of the agreement. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company also agreed to pay the consultant $85,000 in installments of $20,000 in October 1997, and $5,000 each month thereafter until November 1998. Beginning in March 1998 the agreement was amended to provide apyment of the remaining installments through the future issuance of the Company's common stock. The Company has accrued all earned but unpaid amounts at March 31, 1998. The number of shares to be issued is determined monthly by dividing $5,000 by 50% of the average market price of the stock during the month the compensation is earned. The Company had paid $42,500 and accrued $7,500 as of March 31, 1998. The agreement is cancelable by either party by giving sixty days notice.

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

(9) NET LOSS PER COMMON SHARE:

Net loss per common share is computed in accordance with the new requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) at March 31, 1998 and 1997. SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. Common shares outstanding do not include common stock subject to repurchase. There was no effect on the 1998 or previously reported 1997 net loss per common share amounts as a result of this change in accounting method.

The stated net loss per share  amounts do not  include  any  potential  dilutive effect if certain options issued in 1997 to purchase an additional 625,000 shares of the Company's common stock were exercised.

Item 2. Management Discussion and Analysis

Liquidity and Capital Resources
As of March 31, 1998, the Company's working capital was $74,647 compared to $108,781 at December 31, 1997. This reduction is due primarily to the purchase of office equipment and the loss from operations.

Total product sales decreased during the first quarter of 1998 by $35,326 (44%) compared to the first quarter of 1997. This decrease in sales is due to general sales volatility as historically experienced by the Company. However, April 1998 orders already exceed the level of sales for the three months ended March 31, 1998. Selling, General and Administrative expenses (SG&A) decreased by over 17% due principally to reduced personnel costs.

Inventory continues to be dominated (68%) by the Garlessence(R) retail product and therefore masks the steady movement of the other components of that inventory. While product sales have decreased, management has continued to maintain appropriate inventory levels in response to the normal customer sales. Management expects consulting fee revenues to increase which may offset product sale volatility.

The three year period of time (starting January 1, 1995) in which the Company could recover its original licensing fee for Garlessence of $60,000 through discounted purchases of raw materials expired at the end of 1997 and the license fee has been fully amortized. The Company has recovered $9,137 of its license fee through purchase discounts. The Company continues to negotiate with the German company to maintain its exclusivity in the U.S. The Company has been assured that it has right-of-first-refusal status and may continue to recover its original licensing fee through purchase discounts until December 31, 1998.

The Company will continue to seek out distribution arrangements that will allow it to recover all of its Garlessence(R) licensing prepayment fee and inventory costs and to meet its commitments to the licensor. In the first quarter of 1998, the Company sold less than $100 of Garlessence. However, Management is currently working with a small health products telemarketing company in Arizona, Life Enrichment, to include Garlessence(R) in its promotions. Advertisement and promotion of Garlessence(R) by Life Enrichment is expected to begin in the second quarter of 1998. Management believes that as a last resort it can recover at least the inventory value of the Garlessence(R) by selling it to companies that purchase such inventory. Since the Garlessence(R) inventory has a greater than five year shelf life, the Company fully expects to recover all of its investment in this product.

In order to alleviate a potential short term cash shortage resulting from the reduced sales levels in December 1997 and early in 1998, Rick Strattan, President, made a shareholder's loan to the Company in March of approximately $16,800 ($13,000 from a 4.9% personal loan account; and $3,800 from a 90 day same as cash purchase of computer equipment). Historically, there is always at least one period during each year where slow sales cause a receivables lag. Such periods can be weathered by extending the Company's payables. Management believed that a short term loan from a friendly creditor would be better than extending payables at this time. The loan is being amortized over a 12 month period at 8% interest with payments due the first of each month. Management does not expect further funding to be required to meet the Company's cash needs.

To meet the financial needs of expected future growth, the Company filed a registration statement with the SEC to make a public offering in 1996 and 1997 of 250,000 shares of common stock and 125,000 warrants of the Company. No shares of stock were sold in this offering. The offering closed April 30, 1997 and the Company expensed the previously capitalized deferred offering costs ($127,467) in the second quarter of 1997. While most of these offering costs were non-cash, the net result was a large negative impact on the financial results reported for the year ended December 31, 1997.

In February 1998, the Company paid off the outstanding balance of $14,001 on its first line of credit. This credit line was not renewed. As of March 31, 1998, approximately $17,750 is outstanding on the remaining $25,000 line of credit.

The Company is in the fourth year of a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion.

The Company's right-of-first-refusal (ROFR) with Cyclops h.f. (CyC) to certain inventions embodied in patents owned by Cyclops expired in September of 1997. Licenses to specific ophthalmic drugs benefiting from CyC's inventions will now have to be negotiated with the German company that holds these rights. The Company feels confident that rights to these inventions can be obtained at least for sales in the United States. Contingent upon a successful private placement of the Company's stock in the second or third quarter of 1998 the Company expects to file New Drug Applications with the Food and Drug Administration
(FDA) for the licensed ophthalmic products. There is no assurance that the Company will be able to obtain licenses to the CyC inventions or that the private placement proposed will raise sufficient capital to undertake the New Drug Applications.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., (Ocumed) an unrelated company, each own 50% of Ocudex. The Company had agreed to provide funds on a best efforts basis of not more than $10,000 per month for up to 12 months. As of March 31, 1998 the Company had advanced a total of $51,000 and realized losses of $11,094 to date. Since there was no activity at Ocudex during all of 1997 and the Company's efforts to acquire the assets of Ocumed, did not materialize, the Company provided an allowance in the fourth quarter of 1997 for the remaining investment in the amount of $40,406. The corporate shell will remain available for future use as the Company will continue to work with Ocumed to bring ophthalmic drugs using cyclodextrins to the market.

In May of 1996 the Company entered into a contractual agreement with Diversified Corporate Consulting Group, LLC (DCCG), whereby the Company transferred 110,010 shares of CTD's voting common stock to DCCG in return for future financial services related to business and financial public relations improvement as defined in its agreement. While this agreement expired in May of 1997, the Company continues to utilize DCCG's services on a best efforts basis. Management anticipates benefits will be realized in 1998 from the retaining of DCCG (now called Genesis Consulting (GCLLC)).

Through GCLLC the Company retained the services of Burckhardt & Company, Inc (B&C). to coordinate the private placement that will make possible the Company's planned ophthalmic drug applications to the FDA. Planning for this private placement began in late 1997 and the Company has spent $40,000 and $2,500 in the form of consulting fees to B&C and Executive Concepts, respectively. The Company has also recorded $2,500 in stock to be issued to Executive Concepts and $5000 in stock to be issued to B&C. Since these costs are directly attributable to the proposed private placement, they have been classified as deferred charges. The total amount deferred as of March 31, 1998 is $50,000. B&C has advised the Company that the private placement should be complete in the second quarter of 1998.

The private placement is expected to raise $2,000,000; to be used as follows:

   Initial costs to secure Licenses and
        Intellectual Property                                       $   250,000
   File IND                                                              50,000
   Complete IND studies                                                 300,000
   Working Capital for completing Phase I & II studies                  850,000
   Working Capital for Administering IND through Phase
        II applications                                                 400,000
   Private Placement Costs                                              150,000
                                                                    ------------
   Total                                                             $2,000,000

The Company expects the above process to be completed within 12 months of an initial IND application; such application could occur as early as the end of June 1998. Management expects to be able to move several related ophthalmic drug products through the above process at much reduced incremental costs. Using this strategy, the Company anticipates licensing one or more of the drugs that have completed phase II studies to interested ophthalmic manufacturing companies, thereby creating revenue from these licenses early in 1999. These licensing arrangements provide a proof of concept and thereby are expected to provide credibility for a possible future public offering. Using the licensing revenues and/or the proceeds of such a public offering, the Company expects to take drugs not out-licensed, completely through marketing approval by the FDA (Phase III).

While there are no assurances that the above private placement can be completed, both B&C and GCLLC have committed considerable resources to its accomplishment. Management has structured the drug applications so that even if only 50% ($1,000,000) of the private placement proceeds become available to the Company, the Company will be able to complete phase II studies on at least one of the ophthalmic drugs to be submitted; however the planned economies of multiple, related drug applications will be lost. Once the phase I and II studies are complete, Management believes it can approach investors for additional funding based on the phase I and II data. Additional capital will be required if the Company is to complete the phase III approvals itself. Without additional capital, the Company could license the phase I and II data and through licensing royalties over time generate revenue.

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

In continuing to implement its strategic plan of acquiring and developing new products through licensing and joint ventures, the Company, on March 10, 1997, entered into a royalty-bearing agreement with Jurox Pty, Ltd., an Australian company manufacturing and selling veterinary pharmaceuticals, to jointly develop a cyclodextrin/alfaxalone veterinary anesthetic product. As of March 31, 1998 no sales of these products have occurred.

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

In  response   to  the  need  for   consulting   services  by  major   companies
commercializing CD applications, the Company entered into an agreement with NuPharm, Inc., a Canadian company manufacturing metered dose inhalants (MDI's). The Company agreed to provide research and development services for NuPharm on cyclodextrin/respiratory drug complexes for potential use in MDI's. CTD expects to recognize increasing revenues from these services and other similar services provided by the Company. No consulting revenues were recognized in the three months ended March 31, 1997 and 1996, respectively.

Management has evaluated the Company's computer systems to determine the impact of the Year 2000 (Y2K) on the Company's operations. Management has completed its evaluation and determined that both the hardware and software used by the Company are Y2K capable and no additional cost or impact on operations is expected.

Results of Operations
Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and expanding its inventory line to include more routinely purchased products. While sales are still volatile, Management feels that these efforts will reduce the volatility and that total product and service sales will continue to grow through the year 2000.

Total product sales for the quarter ended March 31, 1998 were $44,284 compared to $79,610 for the same period in 1997. While total sales between these two periods decreased 44%, management expects the food industry's interest in cyclodextrins to increase due to the Food and Drug Administration's (FDA) announcement that Beta cyclodextrin is now Generally Recognized As Safe (GRAS) in certain food related applications. The Company has already experienced the impact of the FDA's approval as orders of product for April 1998 exceed actual sales for the three months ended March 31, 1998

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers.

The Company's gross profit margin on product sales increased from 73% to 80% for the first quarter of 1997 and 1998, respectively. Future retail sales of Garlessence at a gross profit of approximately 25% will contribute to overall profitability, but at a substantial reduction in gross profit percentage. The Company expects the prior trend of decreasing gross profit margins to re-emerge as the cost of cyclodextrins rises and retail sales of Garlessence and other lower margin products occur.

Selling, general and administrative (SG&A) expenses for the first quarter 1998 ($57,529 vs. $69,440) decreased 17% from the first quarter 1997. This decrease is primarily the result of a reduction in personnel and related costs made in 1997. Management continues to monitor SG&A expenses in efforts to keep these expenses minimized.

The Company's net loss from operations for the three months ended March 31, 1998 was $21,912 versus $11,128 for the same period in 1997 primarily due to a $35,326 decrease in sales between the two periods offset by reduced expenses in the 1998 period. The Company will continue to develop new products, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.


PART II: Other Information


Item 6.  Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

  (11)      Statement re: Computation of Per Share Earnings             Note 9,
                                                                       Financial
                                                                      Statements

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


Dated:  May 14, 1998

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer