Form 10QSB
period 1998-06-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1998-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 1998.

_____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____


Commission  file  number: 0-24930

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)


        Florida                                       59-3029743
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)


   3713 S.W. 42nd Avenue, Suite 3, Gainesville, Florida, 32608-2531
 (Address of principal executive offices)              (Zip Code)


          Issuer's telephone number, including area code: 352-375-6822


   Former name, former address and former fiscal year, if changed since last report: N/A.

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. No.

Applicable only to corporate issuers

As of June 30, 1998, the Company had outstanding 1,225,110 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):
 No.

PART I:  Financial Information

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                   June 30, 1998
                                                                 --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $     27,182
 Investments                                                             8,680
 Accounts receivable                                                    26,435
 Inventory                                                              88,620
 Deferred tax asset                                                     10,400
 Other current assets                                                    3,295
                                                                  ------------
     Total current assets                                              164,612
                                                                  ------------
PROPERTY AND EQUIPMENT
 Furniture and equipment                                                61,915
 Leasehold improvements                                                 24,800
                                                                  ------------
                                                                        86,715
 Less: Accumulated depreciation                                         62,775
                                                                  ------------
     Total property and equipment                                       23,940
                                                                  ------------
OTHER ASSETS
 Deferred offering costs                                                65,000
 Deferred tax asset                                                    238,000
                                                                  ------------
     Total other assets                                                303,000
                                                                  ------------
TOTAL ASSETS                                                      $    491,552
                                                                  ============

                                   (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                   (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   June 30, 1998
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $     45,842
 Notes payable                                                          16,501
 Payable to officer                                                     13,125
                                                                  -------------
     Total current liabilities                                          75,468
                                                                  -------------
COMMON STOCK SUBJECT TO REPURCHASE,
 par value $.0001 per share,  100,000 shares
 authorized, 8,000 shares issued and outstanding                         2,080
                                                                  -------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 1,220,110 shares
  issued and outstanding;  Class B non-voting common
  stock, par value $.0001 per share, 10,000,000 shares
  authorized, 0 shares issued and outstanding                              120
 Additional paid-in capital                                          1,670,744
 Accumulated other comprehensive income                                 (4,156)
 Accumulated deficit                                                (1,252,704)
                                                                  -------------
     Total stockholders' equity                                        414,004
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    491,552
                                                                  =============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ending      Six Months Ending
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
PRODUCT SALES                    $  93,123   $  60,244   $ 137,407   $ 139,854

COST OF PRODUCTS SOLD               33,433      15,941      42,100      37,239
                                 ----------  ----------  ----------  ----------
GROSS PROFIT                        59,690      44,303      95,307     102,615
                                 ----------  ----------  ----------  ----------
OPERATING EXPENSES
  Selling, general and
   administrative                   40,208      93,386      97,737     162,826
  Public offering costs                  0     131,122           0     131,122
                                 ----------  ----------  ----------  ----------
   Total operating expenses         40,208     224,508      97,737     293,948
                                 ----------  ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS       19,482    (180,205)     (2,430)   (191,333)
                                 ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Investment and other income        10,173         964      12,705       1,621
 Gain due to change in redemption
  price on common stock subject
  to repurchase                          0      11,725           0         787
 Equity in loss from
  unconsolidated joint venture           0        (122)          0        (244)
 Interest expense                   (1,141)       (447)     (1,994)     (1,240)
                                 ----------  ----------  ----------  ---------
   Total other income                9,032      12,120      10,711         924
                                 ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAX     28,514    (168,085)      8,281    (190,409)

INCOME TAX EXPENSE                   1,600      24,350       1,600      24,350
                                 ----------  ----------  ----------  ----------
NET INCOME (LOSS)                $  26,914   $(192,435)  $   6,681   $(214,759)
                                 ==========  ==========  ==========  ==========
NET INCOME (LOSS) PER COMMON
 SHARE - BASIC AND DILUTIVE      $    0.02   $   (0.16)  $     .01   $    (.18)
                                 ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTIVE             1,281,646   1,225,110   1,255,462   1,225,110
                                 ==========  ==========  ==========  ==========

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                           Six Months Ending
                                                               June 30,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $     6,681   $(  214,759)
                                                     ------------  ------------
 Adjustments  to reconcile  net income  (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization                           7,141        16,291
   Gain on sale of investments                              (510)       (1,137)
   Deferred compensation earned                                0        18,500
   Equity in loss of unconsolidated joint venture              0           244
   Gain based on redemption price of common
     stock subject to repurchase                               0          (787)
   Stock issued for services                                 675             0
   Decrease in accounts receivable                        15,101        64,798
   Increase in inventory                                  (1,624)       (6,955)
   Increase (decrease) in other current assets               958        (7,383)
   Decrease in deferred income tax                         1,600        24,350
   (Increase) decrease in deferred offering costs        (30,000)      127,531
   Increase in accounts payable and
    accrued expenses                                      14,464         9,420
                                                     ------------  ------------
        Total adjustments                                  7,805       244,872
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             14,486        30,113
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements         (3,732)         (742)
 Loan to employee                                              0        (1,822)
 Repayment of employee loan                                1,642         8,354
 Proceeds from sale of investment                         17,227        22,304
 Purchases of investments                                 (8,202)      (21,167)
                                                     ------------  ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES              6,935         6,927
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Payments on line-of-credit                           (7,377)      (38,199)
 Net Payments on investment margin acct.                  (8,318)            0
 Net proceeds on loan payable to officer                  13,125         3,253
                                                     ------------  ------------
    NET CASH USED FOR FINANCING ACTIVITIES                (2,570)      (34,946)
                                                     ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 18,851         2,094

CASH AND CASH EQUIVALENTS, beginning of period             8,331         7,767
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    27,182   $     9,861
                                                     ============  ============

                                   (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                            STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)

                                                           Six Months Ending
                                                               June 30,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest           $     1,994   $     1,240
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Equity in loss of unconsolidated joint venture     $         0   $       244
                                                     ============  ============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

The information presented herein as of June 30, 1998, and for the three and six months ended June 30, 1998 and 1997, is unaudited.

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

Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1997.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $11,718 and $11,220 for the six months ended June 30, 1998 and 1997, respectively.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. The license fee was amortized on a straight-line basis over the three year period of the contract and was fully amortized at December 31, 1997. Amortization expense in 1997 was $20,000. In January 1998, this agreement was extended until December 31, 1998, including the right of first refusal to reobtain its exclusive marketing rights during this period. The Company was required to order additional inventory of approximately $15,000 by March 31, 1998, under the terms of this agreement extension. This agreement deadline was further extended on March 23, 1998 to June 1, 1998. The Company paid approximately $5,500 in January 1998 toward this obligation. As of June 1, 1998, the Company had not purchased the additional inventory and the right of first refusal expired. As of June 30, 1998 the $5,500 prepayment has been expensed and the Company is under no further obligation to purchase inventory.

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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

(2) COMMITMENTS (Continued):

In April 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a half hour premier cable program. The Company paid $2,500 in 1997 to reserve production time and also issued to ASNI 10,000 shares of the Company's voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share. This option expired June 1, 1998.

The Company has other commitments as discussed in Notes 6 and 7.

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

The Company values the shares issued under the plan at 50% of the bid price on award date. The quoted market price was not used to value the stock since the stock does not trade freely in an established market, and thus, a market price could not be accurately established. The amount recorded is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company amortizes this amount over the vesting period on the straight-line basis, the estimated benefit of future services.

The Company reflects its obligation to repurchase the stock as a liability under the caption Common Stock Subject to Repurchase in the accompanying financial statements. Any change in the valuation of this account is recorded as a gain or loss in the accompanying statement of operations. The Company's repurchase obligation for current employees is valued at 50% of the bid price of the stock on the balance sheet date. The Company's repurchase obligation for stock held by former employees is valued at 50% of the bid price on the date of the employee's termination.

The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

1994 Shares
In December 1994, the Company issued 25,000 shares to employees for future services under this plan. The Company valued the 25,000 shares at $37,500, which was approximately 50% less than the bid price at the award date. On June 30, 1997, all of the remaining employees holding stock issued in 1994 under the employee stock issuance plan noted above, terminated employment with the Company. At that time, the remaining unamortized amount of the stock issued for future services was charged to expense. The Company's obligation to repurchase the remaining 5,000 1994 shares expires in 1999.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

(3) COMMON STOCK SUBJECT TO REPURCHASE:  (Continued)

1998 Shares
In April 1998, the Company issued 1,500 shares to employees for future services under this plan. The Company valued the 1,500 shares at $675, which was approximately 50% less than the bid price on the effective award date.

The Company expensed $675 and $18,500 under the plan for the quarter ended June 30, 1998 and 1997. The Company also recognized a gain of $787 for the six months ended June 30, 1997, due to a change in the redemption price on common stock subject to repurchase. No shares have been repurchased under this plan in 1998.

(4)     MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 74% and 66% of total sales for the six months ended June 30, 1998 and 1997, respectively.

(5) NOTES PAYABLE:

The Company has a $25,000 line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3% (currently 11.5%). The Company owes approximately $16,500 at June 30, 1998. The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

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

In March 1997, the Company entered into a joint venture agreement with Jurox PTY Limited (Jurox), an unrelated company, in order to develop a new product. According to the agreement, each party shall be separately responsible for their own costs for the development of the product. The Company has agreed to provide the developed product to Jurox at the cost to manufacture plus 10%. Jurox agrees to pay the Company royalties on net sales of the product as follows:
          5% of net sales for the first year of sales, 4% of net sales for the second year of sales, and 3% of net sales for a further 8 years.
No transactions have taken place as of June 30, 1998.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

(7) DEFERRED OFFERING COSTS:

On October 14, 1997, the Company entered into a financial services agreement with an unrelated company for financial consulting services related to raising additional capital. Under this agreement, the Company issued an option for 600,000 shares of the Company's common stock with an exercise price of $.25 per share, which is approximately 50% of the market price on the date the parties agreed to the terms of the agreement. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company also agreed to pay the consultant $85,000 in installments of $20,000 in October 1997, and $5,000 each month thereafter until November 1998. Beginning in March 1998 the agreement was amended to provide payment of the remaining installments through the future issuance of the Company's common stock. The Company has accrued all earned but unpaid amounts at June 30, 1998. The number of shares to be issued is determined monthly by dividing $5,000 by 50% of the average market price of the stock during the month the compensation is earned. The Company has paid $40,000 in cash and accrued $20,000 in stock as of June 30, 1998.

On April 30, 1998 the Company gave sixty days notice to terminate the financial services agreement and cancel the option for 600,000 shares of the Company's common stock in favor of a new agreement. The Company agreed to continue the $5,000 monthly payments for service in stock through July 31, 1998. The new agreement specifies that if at least $2.5 million in new capital is raised before July 31, 1998, the consultant will be issued 50,000 shares of common stock, plus an amount of stock equal to $25,000 divided by the lowest monthly average stock value during the months of March through July 1998 and a monthly retainer of $2,500 through December 31, 1998.

As the Company is currently preparing for a private placement to raise additional capital in 1998, the costs under this agreement and the direct costs of preparing a business plan have been classified as deferred charges. The total amount deferred at June 30, 1998, is $65,000. These and any additional deferred costs will be offset against the net proceeds of the offering or will be expensed if the Company's efforts are unsuccessful.

(8) EARNINGS PER COMMON SHARE:

Net income (loss) per common share is computed in accordance with the new requirements of Statement of Financial Accounting Standards No. 128. SFAS 128 requires earnings per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. There was no effect on the 1998 or previously reported 1997 per share amounts as a result of this change in accounting method.

The stated earnings per share amounts do not include any potential dilutive effect if certain options issued in 1997 to purchase an additional 10,000 shares of the Company's common stock were exercised because the exercise price currently exceeds market value and the effect would be anti-dilutive for all periods presented.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

(9)  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such item currently applicable to the Company was the unrealized loss on investments.

The Company's comprehensive income was as follows:

                                         Three Months Ended   Six Months Ended
                                           June 30, 1998        June 30, 1998
                                         ------------------  ------------------
Net income                               $          26,914   $           6,681
Other comprehensive income
  Unrealized loss on investments                    (1,662)             (4,156)
                                         ------------------  ------------------
Total comprehensive income               $          25,252   $           2,525
                                         ==================  ==================

There was no other comprehensive income for the three or six months ended June 30, 1997.

Item 2. Management Discussion and Analysis or Plan of Operation

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                             AS OF JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's working capital was $89,144 compared to $74,647 at March 31, 1998. This increase is due primarily to the income from operations recognized in the second quarter.

Total product sales increased during the second quarter of 1998 by $32,879 (55%) compared to the second quarter of 1997. This increase in sales is due primarily to general sales volatility as historically experienced by the Company and continued interest in cyclodextrins by the food and pharmaceutical industries. Year to date sales remained constant. Selling, General and Administrative expenses (SG&A) decreased by 57% due principally to reduced personnel costs.

Inventory continues to be dominated (65%) by the Garlessence retail product and therefore masks the steady movement of the other components of that inventory. Management has continued to maintain appropriate inventory levels in response to normal customer sales. Management expects consulting fee revenues to increase which may offset product sale volatility.

The three year period of time (starting January 1, 1995) in which the Company could recover its original licensing fee for Garlessence of $60,000 through discounted purchases of raw materials expired at the end of 1997 and the license fee has been fully amortized. The Company has recovered $9,137 of its license fee through purchase discounts. The Company did not purchase additional inventory in the second quarter necessary to maintain the right-of-first-refusal and this status expired June 1, 1998. There is no assurance that the license fee or product investment will be recovered.

The Company continues to seek out distribution arrangements that will allow it to recover all of its Garlessence licensing fee and inventory costs. In the second quarter of 1998, the Company sold less than $100 of Garlessence. Management believes that as a last resort it can recover at least the inventory value of the Garlessence by selling it to companies that purchase such inventory. Since the Garlessence inventory has a greater than five year shelf life, the Company fully expects to recover all of its investment in this product.

In order to alleviate a potential short term cash shortage resulting from the reduced sales levels in December 1997 and early in 1998, Rick Strattan, President, made a shareholder's loan to the Company in March of approximately $16,800. The loan is being amortized over a 12 month period at 8% interest with payments due the first of each month. As of June 30, 1998 the outstanding balance is approximately $13, 125. Management does not expect further funding to be required to meet the Company's cash needs.

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

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                             AS OF JUNE 30, 1998
                                (Continued)

The Company currently has a $25,000 credit line with $8,500 available as of June 30, 1998.

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

The Company's right-of-first-refusal (ROFR) with Cyclops h.f. (CyC) to certain inventions embodied in patents owned by Cyclops expired in September of 1997. Licenses to specific ophthalmic drugs benefiting from CyC's inventions will now have to be negotiated with the German company that holds these rights. The Company feels confident that rights to these inventions can be obtained at least for sales in the United States. Contingent upon a successful private placement of the Company's stock in the third quarter of 1998 the Company expects to file New Drug Applications with the Food and Drug Administration (FDA) for the licensed ophthalmic products. There is no assurance that the Company will be able to obtain licenses to the CyC inventions or that the private placement proposed will raise sufficient capital to undertake the New Drug Applications.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., (Ocumed) an unrelated company, each own 50% of Ocudex. The Company had agreed to provide funds on a best efforts basis of not more than $10,000 per month for up to 12 months. As of December 31, 1997 the Company had advanced a total of $51,000 and realized losses of $11,094 to date. Since there was no activity at Ocudex during all of 1997 and the Company's efforts to acquire the assets of Ocumed, did not materialize, the Company provided an allowance in the fourth quarter of 1997 for the remaining investment in the amount of $40,406. The corporate shell will remain available for future use as the Company will continue to work with Ocumed to bring ophthalmic drugs using cyclodextrins to the market.

In May of 1996 the Company entered into a contractual agreement with Diversified Corporate Consulting Group, LLC (DCCG), whereby the Company transferred 110,010 shares of CTD's voting common stock to DCCG in return for future financial services related to business and financial public relations improvement as defined in its agreement. The Company currently has 1,225,110 shares issued and outstanding. While this agreement expired in May

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                             AS OF JUNE 30, 1998
                                (Continued)

of 1997, the Company continues to utilize DCCG's services on a best efforts basis. Management anticipates benefits will be realized in 1998 from the retaining of DCCG (now called Genesis Consulting (GCLLC).

Through GCLLC the Company retained the services of Burckhardt & Company, Inc (B&C) to coordinate the private placement that will make possible the Company's planned ophthalmic drug applications to the FDA. Planning for this private placement began in late 1997 and the Company has spent $40,000 and $2,500 in the form of consulting fees to B&C and Executive Concepts, respectively. The Company has also recorded $2,500 in stock to be issued to Executive Concepts and $20,000 in stock to be issued to B&C. Since these costs are directly attributable to the proposed private placement, they have been classified as deferred charges. The total amount deferred as of June 30, 1998 is $65,000. B&C has advised the Company that the private placement should be complete in the third quarter of 1998. There is no assurance that the private placement will be completed in the third quarter 1998 or that finds sufficient to cover the Company's drug applications to the FDA will be raised.

The private placement is expected to raise $2,000,000; to be used as follows:


Initial costs to secure Licenses and
  Intellectual Property                                         $     250,000
File IND                                                               50,000
Complete IND studies                                                  300,000
Working Capital for completing Phase I & II studies                   850,000
Working Capital for Administering IND through Phase II
  applications                                                        400,000
Private Placement Costs                                               150,000
                                                                -------------
       Total                                                    $   2,000,000


The Company expects the above process to be completed within 12 months of an initial IND application; such application could occur as early as the end of 1998. Management expects to be able to move several related ophthalmic drug products through the above process at much reduced incremental costs. Using this strategy, the Company anticipates licensing one or more of the drugs that have completed phase II studies to interested ophthalmic manufacturing companies, thereby creating revenue from these licenses in 1999. These licensing arrangements provide a proof of concept and thereby are expected to provide credibility for a possible future public offering. Using the licensing revenues and/or the proceeds of such a public offering, the Company expects to take drugs not out-licensed, completely through marketing approval by the FDA (Phase III).

While there are no assurances that the above private placement can be completed, both B&C and GCLLC have committed considerable resources to its accomplishment. Management has structured the drug applications so that even if only 50% ($1,000,000) of the private placement proceeds become available

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                             AS OF JUNE 30, 1998
                                (Continued)

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


RESULTS OF OPERATIONS

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and its inventory line to include more routinely purchased products. While sales are still volatile, Management feels that these efforts will reduce the volatility and that total product and service sales will continue to grow.

Total product sales for the quarter ended June 30, 1998 were $93,123 compared to $60,244 for the same period in 1997. Total sales between these two periods increased 55%. However, sales for the six months ended June 30, 1998 and 1997 remain constant. Management expects cyclodextrin sales to continue at historical levels in the near term.

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers, averaging 40% of total sales over the past three years. Over the past six months, one customer has been responsible for 57% of total sales.

The Company's gross profit margin on product sales decreased from 74% to 64% for the second quarter of 1997 and 1998, respectively. The Company expects the trend of decreasing gross profit margins to continue as the cost of cyclodextrins rises.

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                             AS OF JUNE 30, 1998
                                (Continued)

Selling, general and administrative (SG&A) expenses for the second quarter 1998 ($40,208 vs. $93,386) decreased 57% from the second quarter 1997. This decrease is the result of a reduction in personnel and related costs made in 1997 as well as a decrease in advertising and a general reduction in office expenses. Management continues to monitor SG&A expenses in efforts to keep these expenses minimized.

The Company's net income from operations for the six months ended June 30, 1998 was $6,681 versus a net loss of ($214,759) for the same period in 1997. Comparing net income (loss) before income taxes for the six months ended June 30, 1998 and 1997 and excluding the $131,122 public offering costs in 1997, shows a $67,568 improvement in net operating results from 1997 to 1998. This improvement is due primarily to reduced personnel and advertising costs and a general reduction in other expenses.

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

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

  (11)      Statement re: Computation of Per Share Earnings             Note 8,
                                                                       Financial
                                                                      Statements

  (15)      Letter re: Unaudited Interim Financial Information          None

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None

(b) Reports on Form 8-K                                                 None

None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 30, 1998

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer