Form 10QSB
period 1998-09-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1998-11-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 1998.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____


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

Applicable only to corporate issuers

As of September 30, 1998, the Company had outstanding 1,225,110 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):
 No.

PART I:  Financial Information

CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS
                                                             September 30, 1998
                                                             ------------------
CURRENT ASSETS
 Cash and cash equivalents                                   $           3,621
 Investments                                                             9,129
 Accounts receivable                                                    24,998
 Inventory                                                              34,315
 Deferred tax asset                                                     12,000
 Other current assets                                                    2,051
                                                             ------------------
     Total current assets                                               86,114
                                                             ------------------
PROPERTY AND EQUIPMENT
 Furniture and equipment                                                61,915
 Leasehold improvements                                                 24,800
                                                             ------------------
                                                                        86,715
 Less: Accumulated depreciation                                         66,345
                                                             ------------------
     Total property and equipment                                       20,370
                                                             ------------------
OTHER ASSETS
 Deferred tax asset                                                    238,000
                                                             ------------------
TOTAL ASSETS                                                 $         344,484
                                                             ==================

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                  (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             September 30, 1998
                                                             ------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                       $          45,971
 Payable to officer                                                      9,467
                                                             ------------------
     Total current liabilities                                          55,438
                                                             ------------------
COMMON STOCK SUBJECT TO REPURCHASE,
 par value $.0001 per share,
 100,000 shares authorized, 8,000
 shares issued and outstanding                                           1,827
                                                             ------------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value
  $.0001 per share,  9,900,000 shares
  authorized, 1,210,110 shares issued
  and outstanding;  Class B non-voting
  common stock, par value $.0001 per
  share, 10,000,000 shares authorized,
  0 shares issued and outstanding                                          119
 Additional paid-in capital                                          1,665,745
 Accumulated other comprehensive income                                 (4,098)
 Accumulated deficit                                                (1,374,547)
                                                             ------------------
     Total stockholders' equity                                        287,219
                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $         344,484
                                                             ==================

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ending      Nine Months Ending
                                     September 30,            September 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
PRODUCT SALES                    $  47,363   $  51,375   $ 184,770   $ 191,229

COST OF PRODUCTS SOLD                4,371       7,567      46,471      44,807
                                 ----------  ----------  ----------  ----------
GROSS PROFIT                        42,992      43,808     138,299     146,422

CONSULTING SERVICES                    300      43,331         300      43,331
                                 ----------  ----------  ----------  ----------
TOTAL OPERATING REVENUE             43,292      87,139     138,599     189,753
                                 ----------  ----------  ----------  ----------

OPERATING EXPENSES
  Selling, general and
   administrative                   35,374     100,447     133,111     263,273
  Public offering costs             71,347      (1,155)     71,347     129,967
  Inventory allowance               57,187           0      57,187           0
                                 ----------  ----------  ----------  ----------
   Total operating expenses        163,908      99,292     261,645     393,240
                                 ----------  ----------  ----------  ----------
LOSS FROM OPERATIONS              (120,616)    (12,153)   (123,046)   (203,487)
                                 ----------  ----------  ----------  ----------

OTHER INCOME (EXPENSE)
 Investment and other income        (2,345)      1,124      10,360       2,745
 Gain due to change in redemption
  price on common stock subject
  to repurchase                        254         775         254       1,563
 Equity in loss from
  unconsolidated joint venture           0        (123)          0        (367)
 Interest expense                     (736)       (643)     (2,730)     (1,883)
                                 ----------  ----------  ----------  ----------
   Total other income (expense)     (2,827)      1,133       7,884       2,058
                                 ----------  ----------  ----------  ----------
LOSS BEFORE INCOME TAX            (123,443)    (11,020)   (115,162)   (201,429)

INCOME TAX BENEFIT (EXPENSE)         1,600           0           0     (24,350)
                                 ----------  ----------  ----------  ----------
NET LOSS                         $(121,843)  $ (11,020)  $(115,162)  $(225,779)
                                 ==========  ==========  ==========  ==========
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTIVE            $   (0.09)  $   (0.01)  $   (0.09)  $   (0.18)
                                 ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTIVE             1,325,089   1,235,110   1,278,927   1,229,615
                                 ==========  ==========  ==========  ==========

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         Nine Months Ending
                                                            September 30,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (115,162)  $  (225,779)
                                                     ------------  ------------
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                          10,711        25,575
   Inventory allowance                                    57,187             0
   Public offering costs                                  71,347       129,967
   (Gain) loss on sale of investments                      2,019        (2,066)
   Deferred compensation earned                                0        18,500
   Equity in loss of unconsolidated joint venture              0           367
   Gain based on redemption price of common
     stock subject to repurchase                            (254)       (1,563)
   Stock issued for services                                 675             0
   Decrease in accounts receivable                        16,538        82,082
   Increase in inventory                                  (4,506)       (9,634)
   Increase (decrease) in other current assets             1,377        (2,347)
   Decrease in deferred income tax                             0        24,350
   Increase in deferred offering costs                   (36,347)       (2,436)
   Increase in accounts payable and
    accrued expenses                                      16,678        31,265
   Increase in unearned income                                 0         8,202
                                                     ------------  ------------
        Total adjustments                                135,425       302,262
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             20,263        76,483
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements         (3,732)       (8,758)
 Loan to employee                                              0        (2,579)
 Repayment of employee loan                                2,467         9,054
 Repurchase of stock                                      (5,000)
 Proceeds from sale of investments                        19,331        30,090
 Purchases of investments                                (13,227)      (36,745)
                                                     ------------  ------------
    NET CASH USED BY INVESTING ACTIVITIES                   (161)       (8,938)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                    0         5,620
 Net payments on line-of-credit                          (23,879)      (38,199)
 Net payments on investment margin account               (10,400)            0
 Net proceeds from loan payable to officer                 9,467         9,045
                                                     ------------  ------------
    NET CASH USED FOR FINANCING ACTIVITIES               (24,812)      (23,534)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (4,710)       44,011

CASH AND CASH EQUIVALENTS, beginning of period             8,331         7,767
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     3,621   $    51,778
                                                     ============  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                         Nine Months Ending
                                                           September 30,
                                                     --------------------------
                                                        1998           1997
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest           $     2,730   $     1,883
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Equity in loss of unconsolidated joint venture     $         0   $       367
                                                     ============  ============

  Common stock issued for services                   $       675   $     5,620
                                                     ============  ============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

The information presented herein as of September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997, is unaudited.

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

Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1997.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $17,577 and $16,830 for the nine months ended September 30, 1998 and 1997, respectively.

Effective January 1, 1995, the Company obtained an exclusive right to market a dietary supplement in the United States for three years. The Company agreed to pay approximately $60,000 for this right. The agreement allows the Company to recover this fee through discounts on inventory purchased through December 31, 1997. The license fee was amortized on a straight-line basis over the three year period of the contract and was fully amortized at December 31, 1997. Amortization expense in 1997 was $20,000. In January 1998, this agreement was extended until December 31, 1998, including the right of first refusal to reobtain its exclusive marketing rights during this period. The Company was required to order additional inventory of approximately $15,000 by March 31, 1998, under the terms of this agreement extension. This agreement deadline was further extended on March 23, 1998 to June 1, 1998. The Company paid approximately $5,500 in January 1998 toward this obligation. As of June 1, 1998, the Company had not purchased the additional inventory and the right of first refusal expired. As of September 30, 1998 the $5,500 prepayment has been expensed and the Company is under no further obligation to purchase inventory.

See also Note 10.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

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

In April 1997, the Company entered into an agreement with Atlantic Syndication Network, Inc. (ASNI) for the production of a half hour premier cable program. The Company paid $2,500 in 1997 to reserve production time and also issued to ASNI 10,000 shares of the Company's voting common stock. The Company also granted ASNI an option to purchase up to 25,000 shares of its non-voting common stock at a purchase price of $1 per share. This option expired June 1, 1998. On August 10, 1998 the Company repurchased the 10,000 shares for $5,000 and retired these shares previously issued to ASNI.

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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

(3) COMMON STOCK SUBJECT TO REPURCHASE:  (Continued)

The Company has reserved 100,000 of its 10,000,000 voting common stock shares authorized to be used under this Plan.

1994 Shares
The Company valued the shares issued under the plan in 1994 at 50% of the bid price on award date. The quoted market price was not used to value the stock since the stock does not trade freely in an established market, and thus, a market price could not be accurately established. The amount recorded is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company amortizes this amount over the vesting period on the straight-line basis, the estimated benefit of future services.

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

1998 Shares
The Company valued the shares issued under the plan in 1998 at an average of the stock price during the 30 days prior and the 30 days after the award date. The quoted market price was not used to value the stock since the stock does not trade freely in an established market, and thus, a market price could not be accurately established. The amount recorded is classified as a reduction to stockholders' equity in the accompanying financial statements. The Company amortizes this amount over the vesting period on the straight-line basis, the estimated benefit of future services.

In April 1998, the Company issued 1,500 shares to employees for future services under this plan. The Company valued the 1,500 shares at $675, which was approximately 50% less than the bid price on the effective award date.

The Company expensed $675 and $18,500 under the plan for the nine months ended September 30, 1998 and 1997. The Company also recognized a gain of $254 and $1,563 for the same periods, due to a change in the redemption price on common stock subject to repurchase. No shares have been repurchased under this plan in 1998.

(4)     MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 72% and 69% of total sales for the nine months ended September 30, 1998 and 1997, respectively.

(5) NOTES PAYABLE:

The Company has a $25,000 line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3% (currently 11.5%). The Company has no outstanding balance as of September 30, 1998. The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

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

In March 1997, the Company entered into a joint venture agreement with Jurox PTY Limited (Jurox), an unrelated company, in order to develop a new product. According to the agreement, each party shall be separately responsible for their own costs for the development of the product. The Company has agreed to provide the developed product to Jurox at the cost to manufacture plus 10%. Jurox agrees to pay the Company royalties on net sales of the product as follows:
          5% of net sales for the first year of sales, 4% of net sales for the second year of sales, and 3% of net sales for a further 8 years.
No transactions have taken place as of September 30, 1998.

(7) DEFERRED OFFERING COSTS:

On October 14, 1997, the Company entered into a financial services agreement with an unrelated company for financial consulting services related to raising additional capital. Under this agreement, the Company issued an option for 600,000 shares of the Company's common stock with an exercise price of $.25 per share, which is approximately 50% of the market price on the date the parties agreed to the terms of the agreement. The quoted market price was not used to value the stock since the stock does not trade freely in an established market and, thus, a market price could not accurately be established. The Company also agreed to pay the consultant $85,000 in installments of $20,000 in October 1997, and $5,000 each month thereafter until November 1998. Beginning in March 1998 the agreement was amended to provide payment of the remaining installments through the future issuance of the Company's common stock. The Company has accrued all earned but unpaid amounts at September 30, 1998. The number of shares to be issued is determined monthly by dividing $5,000 by 50% of the average market price of the stock during the month the compensation is earned. As of September 30, 1998 the Company has paid $40,000 in cash and accrued $25,000, the value of 106,474 shares of common stock, to be issued.

On April 30, 1998 the Company gave sixty days notice to terminate the financial services agreement and cancel the option for 600,000 shares of the Company's common stock in favor of a new agreement. The Company agreed to continue the $5,000 monthly payments for service in stock through July 31, 1998. The new agreement specified that if at least $2.5 million in new capital was raised before July 31, 1998, the consultant would be issued 50,000 shares of common stock, plus an amount of stock equal to $25,000 divided by the lowest monthly average stock value during the months of March through July 1998 and a monthly retainer of $2,500 through December 31, 1998. No new capital was raised by July 31, 1998 and the new agreement terminated.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

(7) DEFERRED OFFERING COSTS (Continued):

As the Company was preparing for a private placement to raise additional capital in 1998, the costs under this agreement and the direct costs of preparing a business plan were classified as deferred charges. These deferred costs were to be offset against the net proceeds of the offering. Since no new capital was raised under this agreement and the agreement was terminated effective July 31, 1998, deferred offering costs in the amount of $71,347 were expensed.

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

The Company's comprehensive income was as follows:

                                         Three Months Ended   Nine Months Ended
                                         September 30, 1998  September 30, 1998
                                         ------------------  ------------------
Net loss                                 $        (121,843)  $        (115,162)
Other comprehensive income
  Unrealized gain (loss) on investments                 51                (343)
                                         ------------------  ------------------
Total comprehensive income (loss)        $        (121,792)  $        (115,505)
                                         ==================  ==================

There was no other comprehensive income for the three or nine months ended September 30, 1997.

(10)  INVENTORY ALLOWANCE

During the third quarter 1998 the Company determined that its quantity of Garlessence inventory was in excess of current requirements and provided an allowance in the amount of $57,187.

See also Note 2.

Item 2. Management Discussion and Analysis or Plan of Operation

CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          AS OF SEPTEMBER 30, 1998

Except for the historical information contained herein, this document contains forward-looking statements, subject to uncertainties and risks, including the demand for the Company's products and services, the ability of the Company to successfully attract and retain personnel, competition, uncertainties regarding its dealing with key customers, regulatory uncertainties, as well as the Company's ability to begin operations in additional markets and raise capital to meet its operational requirements and expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's working capital was $30,676 compared to $89,144 at June 30, 1998. The most significant change in working capital is due to an allowance of $57,187 provided for Garlessence inventory in excess of current requirements.

Total product sales decreased during the third quarter of 1998 by $4,012 (8%) compared to the third quarter of 1997. This decrease in sales is due primarily to general sales volatility as historically experienced by the Company. Year to date sales remained stable, only 3% lower than the year before. Management expects consulting fee revenues to be much less than last year's, but to increase in the fourth quarter over previous quarters in 1998. Selling, General and Administrative expenses (SG&A) decreased by 65% during the third quarter 1998 compared to the same period in 1997 due to a reduction in outside consulting, advertising and personnel costs.

Inventory decreased by 61% compared to the second quarter 1998. The reduction in inventory is due primarily to an allowance provided in the third quarter of 1998 for Garlessence inventory in excess of current requirements. Management has continued to maintain appropriate cyclodextrin inventory levels in response to normal customer sales.

The three year period of time (starting January 1, 1995) in which the Company could recover its original licensing fee for Garlessence of $60,000 through discounted purchases of raw materials expired at the end of 1997 and the license fee has been fully amortized. The Company has recovered $9,137 of its license fee through purchase discounts. The Company did not purchase additional inventory in the second quarter necessary to maintain the right-of-first-refusal extension through 1998; this status expired June 1, 1998. There is no assurance that the license fee or product investment will be recovered, or that an exclusive license can be obtained.

While the Company continues to enjoy non-exclusive selling rights, combined sales of Garlessence in 1997 and 1998 were less than $1,000. Due to the reduced sales levels, the Company has provided an allowance for the inventory in excess of current requirements in the amount of $57,187. However, Management believes that Garlessence is a viable product and continues to seek out distribution arrangements that will allow it to recover its licensing fees and inventory costs. The Company may be able to recover at least the inventory value of the Garlessence by selling it to companies that purchase excess inventory. The Garlessence product has a greater than five year shelf life.

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          AS OF SEPTEMBER 30, 1998
                                (Continued)

In order to alleviate a potential short term cash shortage resulting from the reduced sales levels in December 1997 and early in 1998, Rick Strattan, President, made a shareholder's loan to the Company in March of approximately $16,800. The loan is being amortized over a 12 month period at 8% interest with payments due the first of each month. As of September 30, 1998 the outstanding balance is approximately $9,467. Management does not expect further funding to be required to meet the Company's cash needs.

In 1997, the Company entered into a financial consulting agreement to raise equity capital for new drug applications. As of July 31, 1998 no new capital was raised, the agreement was terminated, and the previously capitalized deferred offering costs ($71,347) were expensed. While some of these costs were paid out of operations, almost 40% were paid by the issuance of stock. The Company still expects to benefit from the continued efforts of these financial consultants through ongoing negotiations and growing interest by other companies.

To meet the financial needs of expected future growth, the Company filed a registration statement with the SEC to make a public offering in 1996 and 1997 of 250,000 shares of common stock and 125,000 warrants of the Company. No shares of stock were sold in this offering. The offering closed April 30, 1997 and the Company expensed the previously capitalized deferred offering costs ($127,467) in the second quarter of 1997. While most of these offering costs were non-cash, the net result was a loss in the financial results reported for the year ended December 31, 1997.

The Company currently has a $25,000 credit line with no outstanding balance as of September 30, 1998. The Company reduced its interest expense by taking advantage of its $91,000 combined credit card borrowing limits and paying off its $14,700 credit line balance with lower interest credit card transfers.

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

The Company's right-of-first-refusal (ROFR) with Cyclops h.f. (CyC) to certain inventions embodied in patents owned by Cyclops expired in September of 1997. Licenses to specific ophthalmic drugs benefiting from CyC's inventions will now have to be negotiated with the German company that

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          AS OF SEPTEMBER 30, 1998
                                (Continued)

purchased these rights. The Company feels confident that rights to these inventions can be obtained at least for sales in the United States. There is no assurance that the Company will be able to obtain licenses to the CyC inventions.

On May 1, 1995 the Company entered into a joint venture operating as Ocudex, Inc. The Company and Ocumed, Inc., (Ocumed) an unrelated company, each own 50% of Ocudex. The Company had agreed to provide funds on a best efforts basis of not more than $10,000 per month for up to 12 months. As of December 31, 1997 the Company had advanced a total of $51,000 and realized losses of $11,094 to date. Since there was no activity at Ocudex during all of 1997 and the Company's efforts to acquire the assets of Ocumed, did not materialize, the Company provided an allowance in the fourth quarter of 1997 for the remaining investment in the amount of $40,406. The Ocudex corporate shell will remain available for future use as the Company will continue to work with Ocumed to bring ophthalmic drugs using cyclodextrins to the market.

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

During the eight years of its existence the Company has created a most comprehensive database on patents involving cyclodextrins. Currently, management is in the process of adding this database to the Company's existing web site. Customers will have access to the patent database through a subscription service with a monthly fee. The cost of the database is expected to be less than $5,000 and is being paid out of operations. However, the subscriptions fee revenue will provide continuing income at little or no cost to the company with the original $5,000 expense recovered within the first year of operation. The Company plans to add additional subscription databases in the future at minimal cost.

Management has evaluated the Company's computer systems to determine the impact of the Year 2000 (Y2K) on the Company's operations. Management has completed its evaluation and determined that both the hardware and software used by the Company are Y2K capable and no additional cost or impact on operations is expected.

RESULTS OF OPERATIONS

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies, creating proprietary databases on its web site that will generate subscription revenues and expanding its inventory line to include more routinely purchased products. While sales are still volatile, Management feels that these efforts will reduce the volatility and that product and service sales will be augmented by profitable web-site subscription services.

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          AS OF SEPTEMBER 30, 1998
                                (Continued)

Total product sales for the quarter ended September 30, 1998 were $47,363 compared to $51,375 for the same period in 1997. Sales for the nine months ended September 30, 1998 and 1997 remained constant. Management expects cyclodextrin sales to continue at historical levels in the near term.

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers. For 1998, one customer has been responsible for 55% of total sales and over the past three years has averaged 40% of total sales.

The Company's gross profit margin on product sales increased from 85% to 91% for the third quarter of 1997 and 1998, respectively. This increase in gross profit margin is due to sales in the third quarter 1998 of inventory items obtained at no cost to the Company. Occasionally, the Company is able to obtain quantities of product free or at a reduced cost from the manufacturer for sampling purposes. The Company is often able to sell portions of this product to its customers resulting in unusually high gross margins due to the low acquisition costs. Future sales of these low cost products, while not assured, will continue to positively affect the Company's future gross profit and net income when they occur.

Selling, general and administrative (SG&A) expenses for the third quarter 1998 decreased 65% from the third quarter 1997 ($35,374 vs. $100,447). However, SG&A expenses for the third quarter 1997 included $26,920 of outside consulting services related to the research and development project ongoing in the third quarter 1997. These expenses are unusual and are not expected to recur. Excluding this amount, normal SG&A expenses decreased by $38,153 (35,374 vs.
$73,527). This decrease is the result of a reduction in personnel and related costs made in 1997 as well as a decrease in advertising, amortization and professional fees. Management continues to manage SG&A expenses in efforts to keep expenses in line with revenues thereby assuring operational profitability.

Consulting services in the third quarter 1998 were $300 compared to $43,331 in the same period 1997. Consulting sales in 1997 resulted from a research and development project conducted in the third and fourth quarters.

The Company experienced two large expenses in the third quarter of 1998: the Garlessence inventory allowance and the public offering expenses. Combined, these two items total $128,524. The effect of expensing these items is to create a swing of $0.10 (from $0.01 to ($0.09)) in the EPS reported by the company for the three and nine months ended September 30, 1998. However, these items did not result from normal operations of the Company.

The Company's loss from operations for the nine months ended September 30, 1998 was $(123,046). However, the Company's net income from operations for the nine months ended September 30, 1998 was $7,918 before the expenses for the inventory allowance and the public offering costs.

The Company's net loss from operations for the nine months ended September 30, 1997 was ($73,520) before the public offering expenses. Comparing the results of operations before the inventory allowance and public offering

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      MANAGEMENT DISCUSSION AND ANALYSIS
                          AS OF SEPTEMBER 30, 1998
                                (Continued)

costs for the nine months ended September 30, 1998 and 1997, there is a $81,438 improvement in operating results from 1997 to 1998. Operationally, the above expenses removed, the Company was profitable for the nine months ended September 30, 1998. This improvement in operating results is due primarily to the reduced SG&A expenses.

The Company continues to develop new products, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.

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


Dated:  November 13, 1998

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer