Form 10KSB
period 1998-12-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1999-04-01
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1998

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

     State issuer's revenues for its most recent fiscal year:  $276,675.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $58,512.50 based on the average high and low price as of March 5, 1998 of $0.3125 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,577,584 shares of Common Stock as of February 4, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes No X

PART I

Item 1.  Description of Business

     Cyclodextrin Technologies Development, Inc. ("the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. The Company sells cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. The Company also provides consulting services.

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

     CDs are manufactured in large quantities by mixing appropriate enzymes with starch solutions, thereby reproducing the natural process. ACD, BCD and GCD can be manufactured by an entirely natural process and therefore are considered to be natural products. Additional processing is required to isolate and separate the CDs. The purified ACD, BCD, and GCD are referred to collectively as natural CDs (NCD's).

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

     CDs have been used in a variety of food products in Japan for over 10 years. The market for the use of CDs in food products in 1997 in Japan was estimated at $150 million. Within the last five years, more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. Oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") have been accepted. As of November 3, 1997, BCD use as a food additive in 10 categories of food products was confirmed to be GRAS.

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

         Products

     The Company's products include its Trappsol(R ), Aquaplex(R ), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 15 different varieties of CDs and the Aquaplex product line includes more than three dozen different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence( R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company believes that by marketing Garlessence it has demonstrated industry leadership. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved: Trappsol(R), Garlessence(R), and Aquaplex (R). These properties add to the intangible asset value of the Company.

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

     The Company's first product, Garlessence, is manufactured for the Company by Herbe Wirkstoffe (GmbH) of Berlin-Zehlendorf, Germany. Under the terms of its agreements with Herbe-Wirkstoffe, CTD has rights to sell the CD/garlic oil complex within the U.S., its territories and possessions. Exclusivity expired December 31, 1998, but the Company still has the non-exclusive right to sell Garlessence(R).

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

     From inception through the current year, sales of CDs and CD derivatives have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes. Up until 1995 almost 100% of the revenue was generated by these products with the least value-added attributes. Since 1995 sales of complexes increased until they contributed approximately 30% of the revenue.

     Presently, sales of CD complexes represent 31% of the Company's product sales revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. However, it appears that the base business of CD sales has eroded. Combined with price reductions dictated by the market, the revenues from the sales of these products have decreased as much as the revenue from CD complexes has increased. The Company continues to be dependent on just a few customers for the majority of its revenue. In response to this situation the Company has expanded its original business strategy of parlaying its leadership position in the presently quite small CD industry as a supplier of CDs, CD derivatives, CD complexes to include:

(1) Marketing and launching a dozen OTC and naturaceutical products (e.g., dietary supplements) utilizing CD delivery benefits. For example, by extracting specific ingredients from the garlic clove and complexing these ingredients with Trappsol(R) B (beta cyclodextrin) Garlessence(R) was created. Similar products can be created with any of the other herbal ingredients such as ginseng, echinacea, ginkgo, cat's claw, and melatonin.

(2) Licensing the use of the Trappsol(R)symbol for use by others wishing to use CD delivery technology. This strategy is reflected in the Garlessence package which, in addition to the Garlessence trademark, carries a Trapposol trademark. This symbol will be promoted as an indication that a Trappsol(R)cyclodextrin is used with the product within and thereby assures the user of the quality of the aqueous delivery system. This symbol will be licensed in the same way as the MLB (Major League Baseball) symbol is for baseball related products and the Nutrasweet(R)symbol is for artificially sweetened products containing Nutrasweet(R).

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

     The Company intends to increase its business development efforts in the food additive and personal products industries while continuing to build on its successes in the pharmaceutical industry.

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

     In addition to its licensing efforts, the Company intends to coordinate research studies in which it will retain a portion of the rights created as a result of the research work supported.

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

     The Company's sales have always been direct, highly cyclical and driven by advertising and participation in trade shows. Arrangements with large laboratory supply companies and several diagnostic companies have provided a more stable sales base, but at the price of dependency on a few customers. The objective in this unregulated target market of life science research is to increase annual sales to $1,000,000 in 2000. This growth is forecasted to occur as a result of the Company's expansion of its product line to include value-added complexes of chemicals and CDs, increasing promotional efforts and widespread acceptance of CDs by laboratories through word-of-mouth, white paper circulation, and hiring of a dedicated product manager and acquisition or merger with a qualified technical laboratory.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a WEB Page and "site" on the world-wide web and obtaining a unique and descriptive domain name:
"cyclodex.com".

     Historical Analysis

     Research Markets

     Historically the Company's revenues have been derived from sales to individuals and companies which use the products in connection with research. In 1996 sales to the "research" market averaged almost $14,500 per month and accounted for 50% of total revenues. In 1997 the research market averaged $23,547. In 1998 average sales per month to this R & D market were $16,000 and they accounted for 70% of the company's total product sales. These fluctuations are certainly not trends but examples of the great volatility of CD use in an emerging industry.

     The Company believes the resell market will continue to grow accounting for 25-30% of the total revenues of the Company. The Company expects that any growth will be stimulated by the effect of word-of-mouth and the availability of information electronically on the interent as more and more of these difficult to reach end users log on. The Company believes current promotional efforts have reached less than 5% of the potential end users.

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

         Current and Near-Term Activity

                  1999

     The Company has shown by example (Garlessence(R))that products containing CDs may be introduced into the U.S. market. Rather than trying to push companies to introduce CD products, the Company intends to pull them into the market by launching approximately seven new CD containing products of its own into the U.S. market over the next five years. These products will address needs in the relatively unregulated areas of natural medicine, topical OTC preparations, veterinary products, and home gardening.

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

     The Company intends to generate additional revenue through obtaining rights to certain patents that it will sublicense to appropriate organizations or that it will use to develop its own proprietary products. Revenue would then be expected to result from sub-licensing royalties, sales of CD complexes to be used in the newly developed pharmaceuticals, and finally from the sales of the products to end users.

     Assuming an ongoing successful process of development, approval and adoption of CDs and CMCDs for pharmaceutical applications, the Company's objective is to initiate dialogue and be well prepared for partnerships with major food companies. Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption. Therefore, the Company will work with the food companies and key university food research groups to initially evaluate non-taste applications; e.g., "will CD complexes allow microwave baked casseroles to brown? Will it provide crispness to certain microwave foods?" These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least expensive. However, the benefits derived from the use of other CDs with expensive ingredients (e.g., flavors, fragrances) may justify the use of CMCDs and/or NMCDs.

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

                  Long Term View (2001-2002)

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

         Competition

     The Company is currently a leading consultant in determining what the manufacturing standards and costs for CDs and CMCDs are. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CD complexation procedures. The Company has established a strong business relationship with one of the experts in this field -- Cyclolab in Hungary -- and has utilized the services and expertise of this laboratory. The Company believes this relationship provides a significant marketing lead time, and combined with a strong marketing presence, will give the Company a two to three year lead time advantage over its competitors.

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

         Employees

     In 1998 the Company employed 3 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

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

     The current marketing and sales activities are implemented from that site. The entire 6,000 sq. ft. could support a total of 12 - 15 people and therefore is expected to be adequate for the foreseeable future. Current total office and laboratory operating expenses excluding salaries have stabilized at less than $10,000 per month.

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

                                    High               Low
1995          First Quarter        $ 7.50            $ 3.00
              Second Quarter       $ 8.50            $ 4.25
              Third Quarter        $ 9.00            $ 4.00
              Fourth Quarter       $ 8.00            $  .50
1996          First Quarter        $ 2.25            $  .50
              Second Quarter       $ 1.0625          $  .75
              Third Quarter        $ 2.25            $  .25
              Fourth Quarter       $ 1.00            $  .625
1997          First Quarter        $ 3.00            $  .75
              Second Quarter       $ 1.50            $  .562
              Third Quarter        $  .562           $  .437
              Fourth Quarter       $ 1.062           $  .531
1998          First Quarter        $ 0.875           $ 0.375
              Second Quarter       $ 0.625           $ 0.375
              Third Quarter        $ 0.500           $ 0.281
              Fourth Quarter       $ 0.260           $ 0.170

     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 1998 , the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 56 .

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's working capital was $90,093 compared to $108,781 at December 31, 1997. The decrease is primarily due to the valuation allowance for inventory.

Total product sales remained stable from 1997 to 1998, decreasing by only 3%. Consulting fee revenues are much less than last year's, ($350 vs. $86,667) but management expects these revenues to increase in 1999. Selling, General and Administrative expenses (SG&A) decreased by 50% during 1998 compared to 1997 due to a reduction in outside consulting, advertising and personnel costs.

Inventory decreased by 87% in 1998. The reduction in inventory is due to the write down of the Garlessence product to net realizable value in the third quarter of 1998. Management continues to maintain appropriate cyclodextrin inventory levels in response to normal customer sales.


During 1998, Rick Strattan, the Company's President, made short term loans to the Company totaling $16,800. These loans were repaid prior to December 31, 1998. Management does not expect further funding to be required in 1999 to meet the Company's cash needs.

In 1997, the Company entered into a financial consulting agreement to raise equity capital for the purpose of funding new drug applications. As of July 31, 1998 no new capital was raised, the agreement was terminated, and the previously capitalized deferred offering costs ($71,347) were expensed. Plans for the anticipated new drug applications have been suspended until alternate funding becomes available. However, there is no assurance that any additional funding will be available. While some of the costs were paid out of operations, almost 40% were paid by the issuance of stock. The Company still expects to benefit from the continued efforts of these financial consultants through ongoing negotiations and growing interest by other companies.

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

The Company currently has a $25,000 credit line with no outstanding balance as of December 31, 1998. The Company also has available approximately $90,000 in combined credit card lines with less than $1,000 outstanding on these lines.

The Company is in the fourth year of a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion. The Company plans to negotiate a new lease on the existing building or to begin evaluations of alternate properties during 1999.

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

During the eight years of its existence the Company has created a comprehensive database on patents involving cyclodextrins. Currently, management is in the process of adding this database to the Company's existing web site. Customers will have access to the patent database through a subscription service with a monthly fee. The cost of the database is expected to be less than $5,000 and is being paid out of operations. However, the subscriptions fee revenue will provide continuing income at little or no further cost to the company. The original $5,000 expense will be recovered within the first two years of operation. The Company plans to add additional subscription databases on other cyclodextrin information in the future. These databases can be added with little cost to the company.

Management has completed its evaluation of Year 2000 (y2k) issues on internal computer systems. Management has also completed its initial assessment of y2k issues related to the company's external vendors and suppliers. The Company relies on a few large customers and suppliers outside of the United States, which are believed to be at greater y2k risk than domestic companies with which the Company does business. While there are no assurances that y2k issues will not affect the company, Management does not believe its internal or external y2k issues, if any, will have a material effect on the company's business, results of operations, or financial condition. Although management has sought and obtained assurances from its major suppliers and customers regarding operational continuity in light of Y2k problems, supply or demand interruptions in these key relationships would cause a resulting interruption in the business of the Company.

RESULTS OF OPERATIONS

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. While annual sales remain constant, the Company is dependent on a small number of larger orders throughout the year in order to maintain its current volume of sales. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies, creating proprietary databases on its web site that will generate subscription revenues and expanding its inventory line to include more routinely purchased products. While sales are still volatile, Management believes that these other revenues will offset the volatility of cyclodextrin sales and that product and service sales will be augmented by profitable web-site subscription services.

Sales for the years ended December 31, 1998 and 1997 remained constant ($276,352 in 1998 vs. $283,677 in 1997). Management expects cyclodextrin sales to continue at historical levels in the near term.

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers. For 1998, one customer has been responsible for 48% of total sales and over the past three years has averaged 40% of total sales.

The Company's gross profit margin on product sales increased from 75% to 80% for 1997 and 1998, respectively. This increase in gross profit margin is in large part due to sales in the third quarter 1998 of inventory items obtained at no cost to the Company. Occasionally, the Company is able to obtain quantities of product free or at a reduced cost from the manufacturer for sampling purposes. The Company is often able to sell portions of this product to its customers resulting in unusually high gross margins due to the low acquisition costs. Future sales of these low cost products, while not assured, will continue to positively affect the Company's future gross profit and net income when they occur.

Selling, general and administrative (SG&A) expenses for 1998 decreased 50% from 1997 ($175,427 vs. $347,685). However, SG&A expenses for 1997 included $53,320 of outside consulting services related to the $86,667 in consulting revenues earned. These expenses are unusual and are not expected to recur. Excluding this amount, normal SG&A expenses decreased by $118,938 (175,427 vs. $294,365). This decrease is the result of a reduction in personnel and related costs made in 1997 as well as a decrease in advertising, amortization and professional fees. Management continues to manage SG&A expenses in efforts to keep expenses in line with revenues.

Consulting services in 1998 were $350 compared to $86,667 in the same period 1997. Consulting sales in 1997 resulted from a research and development project contracted to the Company in the third and fourth quarters.

The Company has unused operating loss carryforwards and deductible temporary differences totaling approximately $1,567,000 at December 31, 1998. If not used, the carryforwards expire in years beginning in 2011. If all the operating loss carryforwards and deductible temporary differences were used, the Company would realize a deferred tax asset of approximately $345,000 based upon expected income tax rates. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Although realization is not assured, Management believes that sixty-two percent of the deferred tax asset will be realized based upon anticipated profitability in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has recorded income tax expense of $35,000 as a result of an increase in the valuation allowance on the deferred tax asset less the tax benefit of temporary differences at December 31, 1998. The Company recorded an income tax benefit of $32,975 for the year ended December 31, 1997, reflecting the future benefit of the 1997 net operating loss, net of a valuation allowance.

The Company experienced three large expenses in 1998: an allowance for a write-down of the remaining Garlessence inventory to net realizable value; offering expenses from an aborted private placement issue and reduction of deferred offering expenses; and the reduction of the deferred tax asset derived from the operating loss carryforwards. Combined, these items total $162,876. The effect of these items on EPS for 1998 was a reduction of $0.12; from $0.04 to ($0.08). The Company's loss from operations for the year ended December 31, 1998 was ($82,484). However, the Company's net income from operations for the year ended December 31, 1998 before income taxes, inventory allowance and certain public offering expenses was $45,392. Management believes the inventory allowance and certain public offering expenses are unusual and are not expected to recur in normal operations of the Company.

The Company's net loss from operations before income taxes for the year ended December 31, 1997 before the public offering expenses was ($48,568). Comparing the results of operations before the inventory allowance and public offering costs for the years 1998 and 1997, there is a $93,960 improvement in operating results from 1997 to 1998. Operationally, the above expenses removed, the Company was profitable for year ended December 31, 1998. This improvement in operating results is due primarily to the reduced SG&A expenses.

The Company continues to develop new products, seek additional financing, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.




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

     During fiscal years ended December 31, 1998 and December 31, 1997, there were no disagreements with James Moore & Co., P.L.on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

     The reports on the financial statements performed by James Moore & Co., P.L for the past two years ended December 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

PART III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                     Age    Position                  Since
C.E. Rick Strattan       53     President/CEO, Director   August, 1990



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

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.

Item 10. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended December 31, 1996, 1997 and 1998 for each executive officer is set forth in the following table:

                                            SUMMARY  COMPENSATION  TABLE  (three
                                    fiscal years ended December 31, 1995, 1996 and 1997)

                                                                  Annual                     Long Term
                                                               Compensation                Compensation
                                                  ---------------------------------------------------------


                                                                             Other              All
                                                                             Annual            Other
Name and Principal Position                Year    Salary      Bonus      Compensation      Compensation

C.E. Rick Strattan                         1998    $15,500    $10,000         -0-               -0-
    Chief Executive Officer, President     1997    $34,750      -0-           -0-               -0-
                                           1996    $24,000      -0-           -0-               -0-

Lisa Stephens                              1998    $25,000     $  500         -0-            $  281.25 (1)
    Chief Financial Officer

David L. Southworth(2)                     1998      -0-        -0-           -0-               -0-
    Treasurer/Chief Financial Officer      1997    $15,686      -0-           -0-               -0-
                                           1996    $21,550      -0-           -0-               -0-

     (1) On November 24, 1998, the Company issued 1,500 shares to Lisa Stephens for compensation for services.

     (2) On June 30, 1997, Mr. Southworth resigned from the Company as Treasurer/Chief Financial Officer.

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

Performance-Based Stock Compensation

     On February 4, 1999, the Company issued 250,000 shares to Mr. Strattan as a performance bonus.

     On February 4, 1999, the Company issued 1,500 shares to Lisa Stephens as a performance bonus.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on February 17, 1999, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.



Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan(1).......................      781,800             49.56%
4123 N.W. 46th Avenue
Gainesville, FL 32606

Burckhardt & Company, Inc...................      106,474              6.75%
1304 South DeSoto Avenue, Suite 203
Tampa, Florida 33606

All Officers and Directors as a group ......       888,274            56.31%



     (1) Held by Strattan Associates, Ltd., of which Mr. Strattan is the general partner. Strattan Associates, Ltd. is a limited partnership established by Mr. Strattan for estate tax purposes and is not otherwise engaged in business. Strattan Associates, Ltd. is the owner of the 500,000 shares of CTD stock. Mr. Strattan is the President/CEO and Director of the Company.

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

     On November 24, 1998, the Company issued 106,474 shares to Burckhardt and Co. for its services performed in 1998.

     On August 10, 1998, the Company purchased 10,000 shares of common stock from Atlanta Syndication Network, Inc. for $5,000. The shares were originally issued in April 1997. The shares were canceled after the Company bought them.

     On February 4, 1999, the Company issued 1,500 shares to Lisa Stephens for her services.

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

        (10.1)  Agreement of Shareholders dated November 11, 1993
                by and among C.E. Rick Strattan, Garrison Enterprises,
                Inc. and the Company. *                                     None

        (10.2)  Lease Agreement dated July 7, 1994**.                       None

        (10.3)  Consulting Agreement dated July 29, 1994 between
                the Company and Yellen Associates. *                        None

        (10.4)  License Agreement dated December 20, 1994 between
                the Company and Herbe Wirkstoffe GmbH. *                    None

        (10.5)  Joint Venture Agreement between the Company and
                Ocumed, Inc. dated May 1, 1995, incorporated by
                reference to the Company's Form 10-QSB for the
                quarter ended June 30, 1995.**                              None

        (10.6)  Extension of Agreement between the Company and Herbe
                         Wirkstoffe GmbH.***                                None

    (11)  Statement re: Computation of Per Share Earnings             Note 1 to
                                                                      Financial
                                                                      Statements

    (16)  Letter on changes in certifying accountant***                     None

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

    (25)  Power of Attorney                                                 None

    (27)  Financial Data Schedule

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
          regulatory authorities                                            None


(b) Reports on Form 8-K:

         No Form 8-K was filed for the quarter ended December 31, 1998.

     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.
     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.
    *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 1998.


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

Date: March 31, 1999