Form 10QSB
period 1999-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1999-05-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 1999.

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

Applicable only to corporate issuers

As of May 13, 1999, the Company had outstanding 1,616,584 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):
 No.

PART I:  Financial Information

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)

                                    ASSETS
                                                                March 31, 1999
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $     44,932
 Accounts receivable                                                    62,880
 Inventory                                                              37,574
 Deferred tax asset                                                      2,500
 Other current assets                                                    3,597
                                                                  ------------
     Total current assets                                              151,483
                                                                   -----------
Property and equipment
 Furniture and equipment                                                61,915
 Leasehold improvements                                                 24,800
                                                                  ------------
                                                                        86,715
 Less: Accumulated depreciation                                         72,074
                                                                  ------------
     Total property and equipment                                       14,641

OTHER ASSETS
 Deferred tax asset                                                    212,500
                                                                  ------------
TOTAL ASSETS                                                      $    378,624
                                                                  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                  (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 March 31, 1999
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $     37,572
                                                                  -------------
COMMON STOCK SUBJECT TO REPURCHASE, par value $.0001
 per share, 100,000 shares authorized,
 11,000 shares issued and outstanding                                    1,660
                                                                  -------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 1,616,584 shares
  issued and outstanding
  Class B non-voting common stock, per value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   160
 Additional paid-in capital                                          1,739,360
 Accumulated deficit                                                (1,400,128)
                                                                  -------------
     Total stockholders' equity                                        339,392
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    378,624
                                                                  =============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       1999            1998
                                                  --------------   ------------
PRODUCT SALES                                     $      92,130    $    44,284

COST OF PRODUCTS SOLD                                    12,273          8,667
                                                  --------------   ------------
GROSS PROFIT                                             79,857         35,618

CONSULTING SERVICES AND OTHER OPERATING REVENUE           6,500           -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            114,173         57,529
                                                  --------------   ------------
LOSS FROM OPERATIONS                                    (27,816)       (21,912)

OTHER INCOME (EXPENSE)
 Investment and other income (loss)                      (3,078)          2,532
 Interest expense                                          (266)          (854)
                                                  --------------   ------------
     Total other income (expense)                        (3,344)         1,678
                                                  --------------   ------------
NET LOSS                                                (31,160)       (20,234)
                                                  ==============   ============
NET LOSS PER COMMON SHARE                         $        (.02)   $      (.02)
                                                  ==============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    1,491,584      1,220,110
                                                  ==============   ============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1999            1998
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $   (31,160)  $   (20,234)
                                                     ------------  ------------
 Adjustments to reconcile net loss
  to net cash used for operating activities:
   Depreciation and amortization                           2,158         3,571
   Loss (gain)on sale of investments                       3,122          (556)
   Stock issued for services                              23,656           -
   Decrease (increase)in accounts receivable             (51,185)       23,638
   Decrease (increase)in inventory                        (4,788)        1,098
   Increase in other current assets                         (532)       (4,773)
   Increase in deferred offering costs                        -        (15,000)
   Increase in accounts payable and
    accrued expenses                                       31,517        8,047
                                                     ------------  ------------
        Total adjustments                                   3,948       16,025
                                                     ------------  ------------
    NET CASH USED FOR OPERATING
     ACTIVITIES                                           (27,212)      (4,209)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements           -           (3,733)
 Repayment of employee loan                                 -              814
 Proceeds from sale of investment                          10,261        9,059
 Purchases of investments                                   -           (8,202)
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                10,261       (2,062)

CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscription received                               25,000          -
 Net payments on line-of-credit                              -          (6,141)
 Payments on investment margin account                       -          (2,556)
 Proceeds from loan payable to stockholder                   -          16,770
 Payment to stockholder on loan                              -            (188)
                                                     ------------  ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                            25,000        7,885
                                                     ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   8,049        1,614

CASH AND CASH EQUIVALENTS, beginning of period            36,883         8,331
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    44,932   $     9,945
                                                     ============  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1999           1998
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $      266   $       854
                                                     ============  ============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)


The information presented herein as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, is unaudited.

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

Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1998.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $7,936 and $5,859 for the three months ended March 31, 1999 and 1998, respectively.

The Company has other commitments as discussed in Note 6.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)


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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

(4)   MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 58% and 67% of total sales for the three months ended March 31, 1999 and 1998, respectively.

(5) NOTES PAYABLE:

The Company has a $25,000 line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3.5% (currently 11.25%). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

(6)   INCOME TAXES:

During the three months ended March 31, 1999 and 1998, the Company provided a 100% valuation allowance for the income tax benefit resulting from the respective net loss for the periods presented. Therefore, no income tax expense or benefit is provided in the accompanying statement of operations.

(7) NET LOSS PER COMMON SHARE:

Net loss per common share is computed in accordance with the new requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) at March 31, 1999 and 1998. SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. Common shares outstanding do not include common stock subject to repurchase.

Item 2. Management Discussion and Analysis or Plan of Operation

                     (MD&A) Management Discussion & Analysis
                                  As of 3/31/99
                                    CTD, Inc.


Management Discussion and Analysis

Liquidity and Capital Resources As of March 31, 1999, the Company's working capital was $116,579 compared to $90,093 at December 31, 1998. This increase is due primarily to $25,000 collected from the sale of 50,000 shares of stock.

Total product sales increased during the first quarter of 1999 by $47,846 (108%) compared to the first quarter of 1998. This increase in sales is due to general sales volatility as historically experienced by the Company. Selling, General and Administrative expenses (SG&A) increased $56,644 due principally to officer salaries and professional fees.

While product sales have increased, management has continued to maintain appropriate inventory levels in response to the normal customer sales. The company realized $6,500 in consulting revenue in the first quarter of 1999. There was no consulting revenue in the first quarter of 1998. Management expects consulting fee revenues to continue to contribute to 1999 revenues.

During 1998, Rick Strattan, the Company's President, made short term loans to the Company totaling $16,800. These loans were repaid prior to December 31, 1998. Management is currently seeking additional financing to develop new products.

The Company is exploring and evaluating opportunities for marketing its products and expertise within the dietary supplement industry. The Company is investigating developing a business which would grow and process mushrooms for use in food and dietary supplements. It is expected that any capital needs for such development would be met through a private offering.

The Company is in the last year of a five-year lease for 3,000 square feet of space for an office, laboratory, and manufacturing plant. The Company moved into the building during October 1994. Rent payments are $18,000 in year one, $18,900 in year two, $19,484 in year three, $20,844 in year four, and $21,888 in year five. The Company also has a purchase option on this space in which ten percent of the lease payments may be applied to the purchase price. The Company may exercise an option to lease an additional 3,000 square feet of adjoining space. The Company houses its administrative offices, laboratory, and manufacturing facility in this complex, utilizing an aggregate of approximately 1,650 square feet. This facility has been built, and can be expanded, according to "GMP" (good manufacturing practices) specifications in anticipation of the commercial needs of the markets the Company serves. The remaining 1,350 square feet of space is for pilot plant manufacturing and an analytical laboratory. However, this expansion will require additional funding and there is no assurance that any additional funding will be available. Management has no immediate plans for this expansion. The Company plans to negotiate a new lease on the existing building or to begin evaluations of alternative properties during 1999.

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

Management has completed its evaluation of Year 2000 (y2k) issues on internal computer systems. Management has also completed its initial assessment of y2k issues related to the company's external vendors and suppliers. The Company relies on a few large customers and suppliers outside the United States, which are believed to be at greater y2k risk than domestic companies with which the Company does business. While there are no assurances that y2k issues will not affect the company, Management does not believe its internal or external y2k issues, if any, will have a material effect on the company's business, results of operations, or financial condition. Although management has sought and obtained assurances from its major suppliers and customers regarding operational continuity in light of y2k problems, supply or demand interruptions in these key relationships would cause a resulting interruption in the business of the company.

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

Total product sales for the quarter ended March 31, 1999 were $92,130 compared to $44,284 for the same period in 1998. Sales for the first quarter of 1998 were unusually low based on historical sales of the Company. Management expects the food industry's interest in cyclodextrins to continue due to the Food and Drug Administration's (FDA) announcement in 1998 that Beta cyclodextrin is now Generally Recognized As Safe (GRAS) in certain food related applications.

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers.

The Company's gross profit margin on product sales increased from 80% to 87% for the first quarter of 1998 and 1999, respectively. This increase in gross profit margin is due to the sale of more products with substantial gross profit margins than is historically experienced by the Company Management expects future gross profit margins to return to historical levels.

Selling, general and administrative (SG&A) expenses for the first quarter 1999 ($114,173 vs. $57,529) increased from the first quarter 1998. Specifically, the President was awarded a $10,000 bonus and 250,000 shares of common stock valued at $23,375 in the first quarter of 1999. Also, the Company incurred additional professional fees in the first quarter of 1999 related to the 1998 audit and filing of the annual Form 10-KSB as well as fees and expenses related to exploring possible merger candidates. Management does not believe these unusual expenses represent a trend to increased future operating expenses. Management will continue to monitor operating expenses in efforts to keep these expenses minimized.

The Company's net loss from operations for the three months ended March 31, 1999 was $31,160 versus $20,233 for the same period in 1998 due to an increase in selling, general and administrative expenses in excess of the increase in sales over 1998 amounts for the three months ended. The Company will continue to develop new products, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.


PART II: Other Information

Item 2.   Changes in Securities and Use of Proceeds

On March 30 1999, the Company entered into an agreement with two individuals for 50,000 shares of the Company's common stock for $25,000. The Company received the $25,000 but had not issued the shares as of March 31,1999. These shares were sold pursuant to the exemptions from registration under Regulation D and Section 4(2) of the Securities Act.


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

(b) Reports on Form 8-K:
         None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 6, 1999

                                          /s/ C. E. RICK STRATTAN
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer