Form 10QSB
period 1999-06-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1999-08-16
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 1999.

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

Applicable only to corporate issuers

As of August 13, 1999, the Company had outstanding 1,550,110 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):
 No.

PART I:  Financial Information



                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                     ASSETS
                                                                 June 30, 1999
                                                                 ______________
 CURRENT ASSETS
 Cash and cash equivalents                                        $     39,043
 Accounts receivable                                                   115,429
 Inventory                                                              64,720
 Deferred tax asset                                                     34,000
 Other current assets                                                    9,010
                                                                  ____________
     Total current assets                                              262,202
                                                                  ____________
PROPERTY AND EQUIPMENT                                                 296,685
                                                                  ____________
OTHER ASSETS
        Goodwill                                                        31,000
Deferred tax asset                                                     164,000
Loan Costs                                                               4,222
                                                                  ____________
Total other assets                                                     199,222
                                                                  ____________
TOTAL ASSETS                                                      $    758,109
                                                                  ============
                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                  (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                June 30, 1999
                                                                                ______________

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                          $     89,271
 Current portion of long-term debt                                                    43,086
                                                                                ____________
                Total current liabilities                                            132,357
                                                                                ____________
Long-Term debt, less current portion                                                 198,386
                                                                                ____________
COMMON STOCK SUBJECT TO REPURCHASE, par value $.0001 per share,
 100,000 shares authorized,11,000 shares issued and outstanding                        1,660
                                                                                ____________

Minority interest in consolidated subsidiary                                           (319)
                                                                                ____________
STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 1,530,110 shares
  issued and outstanding; Class B non-voting common
  stock, per value $.0001 per share, 10,000,000 shares
  authorized, 0 shares issued and outstanding                                            153
 Additional paid-in capital                                                        1,742,978
 Accumulated deficit                                                             (1,317,106)
                                                                                ____________
     Total stockholders' equity                                                      426,025
                                                                                ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    758,109
                                                                                ============

                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                 ______________________  ______________________
                                    1999        1998        1999        1998
                                 __________  __________  __________  __________

PRODUCT SALES                    $ 181,120   $   93,123  $  273,250  $ 137,407

COST OF PRODUCTS SOLD               13,512       33,433      25,785     42,100
                                 __________  __________  __________  __________
GROSS PROFIT                       167,608       59,690     247,465     95,307

CONSULTING SERVICES AND OTHER        1,290       10,000       7,790     10,000
OPERATING REVENUE

SELLING, GENERAL AND                68,660       40,208     182,833     97,737
ADMINSISTRATIVE EXPENSE           _________   _________   _________   _________

INCOME FROM OPERATIONS             100,238       29,482      72,422      7,570
                                  _________   _________   _________   _________
OTHER INCOME (EXPENSE)
Investment and other income(loss)       75          173      (3003)      2,705
Interest expense                      (608)      (1,141)      (874)     (1,994)
                                  _________   _________   _________   _________
   Total other income (expense)       (533)        (968)    (3,877)        711

MINORITY INTERESTS IN LOSS OF          319            0        319           0
SUBSIDIARY                        _________   _________   _________   _________
                                   100,024       28,514     68,864       8,281
INCOME BEFORE INCOME TAX

INCOME TAX EXPENSE                  17,000        1,600     17,000       1,600
                                  _________   _________   _________   _________
NET INCOME                        $ 83,024    $  26,914   $ 51,864    $  6,681
                                  =========   =========   =========   =========
NET INCOME PER COMMON
 SHARE                            $   0.05    $    0.02   $   0.04    $   0.01
                                  =========   =========   =========   =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       1,522,175    1,225,110   1,383,269   1,225,462
                                 ==========  ==========  ==========  ==========


                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                     __________________________
                                                        1999              1998
                                                     ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $   51,864    $     6,681
                                                     ____________  ____________
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          5,756          7,141
   Minority interests in subsidiary                        (319)             -
   Loss (gain)on sale of investments                      3,122           (510)
   Stock issued for services                             23,656            675
   Decrease (increase)in accounts receivable           (103,734)        15,101
   Decrease (increase)in inventory                      (31,934)        (1,624)
   (Increase) in other current assets                    (5,945)           958
   Decrease in deferred income taxes                     17,000          1,600
   Increase in deferred offering costs                        -        (30,000)
   Increase in accounts payable and
    accrued expenses                                     52,214         14,464
                                                     ____________  ____________
        Total adjustments                               (40,184)         7,805
                                                     ____________  ____________
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          11,680         14,486
                                                     ____________  ____________
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (80,886)        (3,732)
 Repayment of employee loan                                   -          1,642
 Proceeds from sale of investment                        10,261         17,227
 Purchases of investments                                     -         (8,202)
                                                     ____________  ____________
    NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                   (70,625)         6,935
                                                     ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term debt                            32,494              -
 Net payments on line-of-credit                               -         (7,377)
 Payments on investment margin account                        -         (8,318)
 Proceeds from loan payable to stockholder                    -         13,125
 Proceeds from sales of stock                            35,000              -
 Stock repurchase                                        (6,389)             -
                                                     ____________  ____________
    NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                    61,105         (2,570)
                                                     ____________  ____________
NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,160         18,851

CASH AND CASH EQUIVALENTS, beginning of period           36,883          8,331
                                                     ____________  ____________
CASH AND CASH EQUIVALENTS, end of period             $   39,043    $    27,182
============  ============

                                  (Continued)

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                            Six Months Ended
                                                              June 30,
                                                     __________________________
                                                        1999           1998
                                                     ____________  ____________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $      874    $     1,994
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Purchase of Land, building and equipment with
debt financing                                       $  204,756     $        -
                                                     ===========    ===========
Purchase of goodwill with obligation to issue
common stock                                         $   31,000     $        -
                                                     ===========    ===========

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
                                  (Unaudited)


The information presented herein as of June 30, 1999, and for the six and three months ended June 30, 1999 and 1998, is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Cyclodextrin Technologies Development, Inc. and its subsidiary and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six and three month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1998.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $12,224 and $11,718 for the six months ended June 30, 1999 and 1998, respectively.

The Company has other commitments as discussed in Note 6.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


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

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

(4) MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 58% and 67% of total sales for the six months ended June 30, 1999 and 1998, respectively.

(5)LONG TERM DEBT:

The Company has a $25,000 line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3.5% (currently 11.25%). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

The Company purchased land, buildings and equipment with a cost of $265,000 on June 4, 1999. The purchase was financed with a mortgage in the amount of $186,472 and a note payable to the seller in the amount of $50,000. The mortgage is payable over fifteen years at a monthly payment of $1,782 including interest at 7.95%. The note payable to the seller is payable over two years at a monthly payment of $1,591, including interest at 8.5%, with a $20,000 payment due before August 4, 1999.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

(6) INCOME TAXES:

The current tax provision is the amount of income taxes for the periods presented expected to be reported on the Company's tax return. The Company has net operating loss carryforwards sufficient to offset current income taxes due. However, the future benefit of these net operating loss carryforwards was recognized in a previous period. Therefore, no benefit has been recognized for the periods presented.

(7) NET INCOME PER COMMON SHARE:

Net income per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) at June 30, 1999 and 1998. SFAS 128 requires net income per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. Common shares outstanding do not include common stock subject to repurchase.

(8) SUBSIDIARY:

The Company owns 98% of Natural Spirit Mushroom Enterprise, Inc. (NSME), which was incorporated on May 7, 1999. All intercompany amounts have been eliminated in consolidation. The Company has offered 62,000 shares of its common stock to investors and promoters of a predecessor company for their rights to certain processes expected to be used by NSME. This offer expires on September 1, 1999, and converts to an option for the same number of common shares at $.50 per share until December 31, 1999.

The Company has recorded goodwill and a liability in the amount of $31,000 for this obligation.

NSME had no sales for the six months ended June 30, 1999. On June 4, 1999, the Company purchased land, buildings and equipment with a cost of $265,000 to operate a mushroom farm and for Corporate offices. NSME had not commenced operations as of June 30, 1999.

NSME adopted a stock bonus plan whereby an officer of NSME can receive NSME common stock owned by the Company if certain financial targets are met. The stock bonus plan terminates June 1, 2001 unless extended by both the officer and NSME. The stock bonus is contingent on the Company fully completing its current private placement of 650,000 shares of common stock and the officer being in the employ of the Company for a minimum of two years and at the end of each calendar year for which a stock bonus is due. The officer will be awarded 100 shares of NSME stock owned by the Company for each $12,500 of net income earned by NSME, in excess of net income required to repay intercompany loans due to the Company. Up to 2,000 shares (20% of NSME: outstanding stock) can be awarded per year and the award is made annually for the prior year. There were no shares earned or due at June 30, 1999.

(9) STOCK REPURCHASE:

In April 1999, the Company repurchased 106,474 shares of its outstanding common stock for $6,389. These shares will be retired. The Company has no plans to repurchase additional shares.

(10) SEGMENTS:

During the second quarter of 1999, the Company began farming mushrooms. The Company now has two segments, Cyclodextrin products and mushroom products. Total assets related to the mushroom farm were approximately $320,000 at June 30, 1999. There were no sales of mushrooms and the net loss from the mushroom operations was approximately $16,000 for the six months ended June 30, 1999.

Item 2. Management Discussion and Analysis or Plan of Operation

                     (MD&A) Management Discussion & Analysis

                                  As of 3/31/99

                                    CTD, Inc.



Management Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1999, the company's working capital was $ 129,845, compared to ($116,579) at the end of the first quarter. This increase is due to increased sales and $10,000 additional capital from the stock offering less expansion costs as described below.

Total product sales for the second quarter 1999 ($181,120) doubled the sales of the first quarter of 1999 ($92,130), and also doubled the sales of the same period in 1998 ($93,123). While general sales volatility as experienced historically by the company is still a large contributor to these increases, management believes that the increase is also due to the broadening of the company's customer base and increased purchases by old customers in response to the greater acceptance of CD's by US regulatory agencies.

The company's 5-year lease for its 3000 square feet of office and laboratory space will expire in the fourth quarter of this year. Management is considering its options to roll-over the lease, purchase the space, as well as moving to space it already owns.

The company's Web site (cyclodex.com) has contributed to the company's increase in CD product sales by providing companies and universities in the US and the rest of the world a way to easily locate a source of CD supplies and technology. The company has received limited response to its subscription service for its patent database. As the company's financial resources grow, management will allocate much needed additional human resources to the management, maintenance, and upgrading of its Web Site. Management is firmly committed to an improved and growing presence on the Internet.

The Company's total assets approximately doubled ($378,624-$758,109) from the first quarter of 1999 as a result of strong sales performance and an acquisition of property and equipment ($296,685).

In mid 1997, the company identified mushrooms as a natural product that could be combined with its CD's to meet the need of consumers for natural medical remedies. The Company has since begun to lay the groundwork for such a class of products called alternative medicines, utilizing natural ingredients.

In the second quarter of 1999, CTD took another step in the implementation of its strategy of growth and acquisition into complimentary market lines. Natural Spirit Mushroom Enterprise, Inc. (NSME) incorporated in Florida and is 98% owned by CTD. CTD made a direct investment of approximately $80,000 into NSME, with funds coming from profits from operations and $50,000 in new CTD stock sold between March and June of 1999 as part of an ongoing Regulation 505D offering. The offering, if completely sold, will result in the issuance of 700,000 shares of new CTD stock and the receipt by the Company of $1,312,500. As of June 30, 1999, $35,000 has been received pursuant to the offering. CTD plans continued investment into NSME by loans for operating capital and by allowing NSME to occupy real property acquired by CTD without payment. To this end, CTD purchased real estate suitable for mushroom farming and for offices.

NSME acquired the rights to certain proprietary methods of exotic mushroom cultivation, and will be operated as a mushroom production company. NSME obtained these rights from a defunct mushroom producing company from CTD. The investors and promoters of the predecessor company are expected to receive 62,000 shares of CTD stock. The Company expects to spend an additional $70,000 to $100,000 by year end to get NSME up to commercial production status. This additional money is expected to come from continued operational profits and from the proceeds of the ongoing Section 505D offering.

Management believes that the addition of NSME to the CTD structure has dual benefits for the company. The direct benefit comes from the expectation that NSME will become fully operational by year end, and will provide a less volatile source of income from its sales of exotic mushrooms. The indirect benefit lies complimentary nature of the respective products of CTD and NSME. The exotic mushrooms and the expertise of NSME provide an excellent opportunity for CTD to expand its own product line into dietary supplements utilizing the active ingredients from the mushrooms and the cyclodextrins of CTD.

Results of Operations

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and expanding its inventory line to include more routinely purchased products. To further dampen the volatility, the company is also evaluating suitable acquisitions of companies that are manufacturers of raw materials that can be combined with CD's to create alternative medicines. While sales will continue to be volatile in the near term, Management feels that these efforts will reduce the experienced volatility and that total revenues will continue to grow.

Total product sales for the quarter ended June 30, 1999 were $181,120 compared to $93,123 for the same period in 1998. The Company believes that such a large increase in sales has resulted from a burst of demand created by recent favorable regulatory rulings in the Food and Pharmaceutical industries. Management expects the food industry's interest in cyclodextrins to continue due to the Food and Drug Administration's (FDA) announcement in 1998 that Beta cyclodextrin is now Generally Recognized as Safe (GRAS) in certain food related applications. Product sales are primarily to large pharmaceutical and food companies for research and development purposes. The Company cannot predict the continued effect of this momentum, but sales to date continue strong.

Sales of both products and services continue to be concentrated among a few large customers.

The Company's gross profit margin on product sales increased from 64% to 93% for the second quarter of 1998 and 1999, respectively. This increase in gross profit margin is due to the sale of more products with lower raw material costs than is historically experienced by the Company. Management expects future gross profit margins to return to historical levels.

Selling, general and administrative (SG&A) expenses for the second quarter 1999 ($68,660 vs. $40,208) increased from the second quarter 1998. Such an increase is to be expected to support increased sales activities. Also contributing to the increase were expenses associated with professional fees incurred to implement the property acquisition and expansion into the mushroom farming operation. Management expects SG&A expenses to increase in the future in response to the growth the Company is undergoing. Management intends to monitor these "growth" expenses most carefully.

The Company reported a net profit from operations for the three months ended June 30, 1999 of $83,024 versus $26,914 for the same period in 1998; the increase is due to a substantial increase in sales and gross profit margin and only a small increase in expenses. The Company will continue to develop new products, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.

Year 2000

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

PART II: Other Information

Item 2.   Changes in Securities and Use of Proceeds

The Company issued shares to finance the startup of Natural Spirit Mushroom Enterprises, Inc. (NSME). NSME is a 98%-owned subsidiary of the Company. These shares were sold pursuant to the exemptions from registration under Regulation D and Section 4(2) of the Securities Act. As of August 13, 1999, the Company has raised $50,000 during this offering. 70,000 shares were sold at $0.50 per share, and 20,000 shares were sold at $0.75 per share.

The Company purchased 106,474 shares of its outstanding common stock from Herman Burkhardt in April 1999 for $6,389. These shares will be retired.

Item 6.   Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts
  (10.1) Employment Agreement between NSME and John Lindsay dated June 1, 1999

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

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

By (Signature and Title) /S/ C.E. Rick Stratton
                         C.E. RICK STRATTON, President
                         Chief Executive Officer, Chief Financial Officer

 Date: August 13, 1999