Form 10QSB
period 1999-09-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 1999-11-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 1999.

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

Applicable only to corporate issuers

As of November 9, 1999, the Company had outstanding 1,570,110 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):

 No.

PART I:  Financial Information

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                    ASSETS

                                                               September 30,1999

                                                                 --------------

CURRENT ASSETS

 Cash and cash equivalents                                        $      7,787
 Accounts receivable                                                    70,778
 Inventory                                                              90,461
 Deferred tax asset                                                     34,000
 Other current assets                                                   18,533
                                                                  ------------
     Total current assets                                              221,559

                                                                  ------------
Property and equipment                                                 326,671

                                                                  ------------
OTHER ASSETS

     Goodwill                                                           13,650
     Deferred tax asset                                                164,000
     Loan Costs                                                          4,543
                                                                   -----------
         Total other assets                                            182,193

                                                                   -----------
TOTAL ASSETS                                                       $   730,423
                                                                   ===========

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                                  (Concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30, 1999

                                                             ------------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                            $     67,934
 Current portion of long-term debt                                      23,086
                                                                 -------------
                 Total current liabilities                              91,020

                                                                 -------------

Long-Term debt, less current portion                                   188,985

                                                                 -------------
COMMON STOCK SUBJECT TO REPURCHASE, par value $.0001 per share, 100,000 shares authorized,11,000 shares issued and outstanding 1,660

                                                                 --------------

Minority interest in consolidated subsidiary                            (1,558)

                                                                 --------------
STOCKHOLDERS' EQUITY

 Class A common stock, par value $.0001 per share, 9,900,000 shares authorized, 1,570,110 shares issued and outstanding;

 Class B non-voting common stock, per value $.0001 per share, 10,000,000 shares authorized, 0 shares issued and outstanding 158

 Additional paid-in capital                                          1,766,694
 Accumulated deficit                                                (1,316,536)

                                                                 --------------
     Total stockholders' equity                                        450,316

                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     730,423
                                                                  =============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,

                                                             ----------------------          ----------------------
                                                                1999        1998                1999        1998
                                                             ----------  ----------          ----------  ----------
PRODUCT SALES                                                $  125,810  $   47,363          $  399,060  $  184,770

COST OF PRODUCTS SOLD                                            19,199       4,371              44,984      46,471
                                                             ----------  ----------          ----------  ----------
GROSS PROFIT                                                    106,611      42,992             354,076     138,299

CONSULTING SERVICES AND OTHER                                       431         300               8,221         300
OPERATING REVENUE

SELLING, GENERAL AND                                            105,067      35,374             287,900     133,111
ADMINSISTRATIVE EXPENSE
                                                             ----------  ----------          ----------  ----------
                                                                  1,975       7,918              74,397       5,488
INCOME FROM OPERATIONS                                       __________  __________          __________  __________

OTHER INCOME (EXPENSE)

Investment and other income(loss)                                 2,308      (2,345)              (695)      10,360
Interest expense                                                 (4,952)       (736)            (5,826)      (2,730)
Gain due to change in redemption
price on common stock subject to
repurchase                                                           0          254                 0           254
                                                             ----------  ----------          ----------  ----------
   Total other income (expense)                                  (2,644)     (2,827)            (6,521)       7,884

MINORITY INTERESTS IN LOSS OF                                     1,239          0               1,558           0
SUBSIDIARY                                                  ___________  __________          __________  __________

INCOME BEFORE INCOME TAX                                            570       5,091             69,434       13,372

INCOME TAX EXPENSE                                                   0        1,000             17,000        2,600

                                                            -----------  ----------          ----------  ----------
NET INCOME                                                  $       570  $    4,091          $  52,434   $   10,772
                                                            ===========  ==========          ==========  ==========
 NET INCOME PER COMMON

 SHARE                                                      $      0.00  $     0.00          $     0.03  $     0.01
                                                            ===========  ==========          ==========  ==========
WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING                                    1,551,577   1,325,089           1,516,724   1,278,927
                                                            ===========  ==========          ==========  ==========


                See Accompanying Notes to Financial Statements

                  CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,

                                                     --------------------------
                                                        1999            1998
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                          $     52,434  $    10,772
                                                     ------------  ------------
 Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                            10,923       10,711
  Minority interests in subsidiary                         (1,558)          0
  Loss on sale of investments                               3,122        2,019
  Stock issued for services                                23,656          675
  Gain based on redemption price of common stock

   subject to repurchase                                       0          (254)
  Decrease (increase)in accounts receivable               (59,083)      16,538
  Increase in inventory                                   (57,675)      (4,506)
  Decrease (Increase)in other current assets              (15,468)       1,377
  Decrease in deferred income taxes                        17,000        2,600
  Increase in deferred offering costs                          0       (36,347)
  Increase in accounts payable and
   accrued expenses                                        61,521       16,678
                                                     ------------  ------------
        Total adjustments                                (17,562)        9,491
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING

     ACTIVITIES                                           34,872        20,263
                                                    ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                     (116,012)       (3,732)
 Repayment of employee loan                                   0          2,467
 Repurchase of stock                                          0         (5,000)
 Proceeds from sale of investment                         10,261        19,331
 Purchases of investments                                     0        (13,227)
                                                     ------------  ------------
    NET CASH USED IN

     INVESTING ACTIVITIES                               (105,751)         (161)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from long term debt                             32,494            0
 Paymnts on long term debt                               (29,043)           0
 Net payments on line-of-credit                               0        (23,879)
 Payments on investment margin account                        0        (10,400)
 Proceeds from loan payable to stockholder                    0          9,467
 Proceeds from sales of stock                             44,721            0
 Stock repurchase                                         (6,389)           0
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)

     FINANCING ACTIVITIES                                 41,783       (24,812)
                                                     ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (29,096)       (4,710)

CASH AND CASH EQUIVALENTS, beginning of period            36,883         8,331
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     7,787   $     3,621
                                                     ============  ============

                                  (Continued)

                 CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)


                                                              Nine Months Ended
                                                                September 30,

                                                     --------------------------
                                                        1999           1998
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $    4,952    $     2,730
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Purchase of Land, building and equipment with

debt financing                                       $  204,756    $        0
                                                     ===========   ============
Acquisition of goodwill by issuing 28,000 shares

of common stock                                      $   14,000    $        0
                                                     ===========   ============
Common Stock issued for services                     $       0     $       675
                                                     ===========   ============

                See Accompanying Notes to Financial Statements

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (Unaudited)

The information presented herein as of September 30, 1999, and for the nine and three months ended September 30, 1999 and 1998, is unaudited.

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

Operating results for the nine and three month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1998.

(2) COMMITMENTS:

On July 7, 1994, the Company entered into a five year noncancelable operating lease for office space, commencing November 1994. This lease was extended until November 2001. The Company has an option to rent additional space and a purchase option in which ten percent of the lease payments may be applied to the purchase price.

Rent expense under the foregoing lease and all other operating leases was $ 19,733 and $ 17,577 for the nine months ended September 30, 1999 and 1998, respectively.

The Company has other commitments as discussed in Note 6.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

 (4)     MAJOR CUSTOMERS AND SUPPLIERS:

Sales to the three largest customers were approximately 55 % and 72 % of total sales for the nine months ended September 30, 1999 and 1998, respectively.

(5)LONG TERM DEBT:

The Company has a $25,000 line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate varies monthly at prime plus 3.5% (currently 11.25%). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at anytime.

The Company purchased land, buildings and equipment with a cost of $ 265,000 on June 4, 1999. The purchase was financed with a mortgage in the amount of $ 186,472 and a note payable to the seller in the amount of $ 50,000. The mortgage is payable over fifteen years at a monthly payment of $ 1,782 including interest at 7.95%. The note payable to the seller is payable over two years at a monthly payment of $ 1,591, including interest at 8.5%, with a $ 20,000 payment paid in August 1999.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

(8) SUBSIDIARY:

The Company owns 98% of Natural Spirit Mushroom Enterprise, Inc. (NSME), which was incorporated on May 7, 1999. All intercompany amounts have been eliminated in consolidation. The Company has offered 62,000 shares of its common stock to investors and promoters of a predecessor company for their rights to certain processes expected to be used by NSME. As of September 30, 1999, the Company issued 28,000 shares of common stock and recorded $14,000 as goodwill on the accompanying balance sheet. The remaining obligation representing 33,000 shares converted to an option for common shares at $.50 per share which expires December 31, 1999.

NSME had no sales for the nine months ended September 30, 1999. On June 4, 1999, the Company purchased land, buildings and equipment with a cost of $265,000 to operate a mushroom farm and for Corporate offices. NSME commenced operations during July, 1999.

NSME adopted a stock bonus plan whereby an officer of NSME can receive NSME common stock owned by the Company if certain financial targets are met. The stock bonus plan terminates June 1, 2001 unless extended by both the officer and NSME. The stock bonus is contingent on the Company fully completing its current private placement of 650,000 shares of common stock and the officer being in the employ of the Company for a minimum of two years and at the end of each calendar year for which a stock bonus is due. The officer will be awarded 100 shares of NSME stock owned by the Company for each $12,500 of net income earned by NSME, in excess of net income required to repay intercompany loans due to the Company. Up to 2,000 shares (20% of NSME: outstanding stock) can be awarded per year and the award is made annually for the prior year. There were no shares earned or due at September 30, 1999.

(9) STOCK REPURCHASE:

In April 1999, the Company repurchased 106,474 shares of its outstanding common stock for $ 6,389. These shares will be retired. The Company has no plans to repurchase additional shares.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (Unaudited

(10) SEGMENTS:

During the second quarter of 1999, the Company began farming mushrooms. The Company now has two segments, Cyclodextrin products and mushroom products. Total assets related to the mushroom farm were approximately $ 320,000 at September 30, 1999. There were no sales of mushrooms and the net loss from the mushroom operations was approximately $ 78,000 for the nine months ended September 30, 1999.

Item 2. Management Discussion and Analysis or Plan of Operation
PART II: Other Information

                     (MD&A) Management Discussion & Analysis

                                  As of 9/30/99

                                    CTD, Inc.

Management Discussion and Analysis

Liquidity and Capital Resources

As of September 30, 1999, the Company's net working capital was $130,539, compared to $129,845 at the end of the second quarter.

Total product sales for the third quarter 1999 ($125,810) were lower than the exceptional second quarter ($181,120), but year to date totals ($399,060) for 1999 are still more than double the year to date totals ($184,770) for the same period in 1998. While general sales volatility as experienced historically by the Company is still a large contributor to these increases, management believes that the increase is also due to the broadening of the Company's customer base and increased purchases by current customers in response to the greater acceptance of Cyclodextrin (CD's) by United States (US) regulatory agencies.

The Company's 5-year lease for its 3000 square feet of office and laboratory space has been extended two years until November 2001.

The Company's web site (cyclodex.com) has contributed to the Company's increase in CD product sales by providing companies and universities in the US and the rest of the world a way to easily locate a source of CD supplies and technology. The Company has received limited response to its subscription service for its patent database. As the Company's financial resources grow, management will allocate additional human resources to the management, maintenance, and upgrading of its web site. Management is firmly committed to an improved and growing presence on the Internet.

The Company's total assets approximately doubled ($378,624 - $730,423) from the first quarter of 1999 as a result of strong sales performance and an acquisition of property and equipment ($296,685).

In mid 1997, the Company identified mushrooms as a natural product that could be combined with its CD's to provide consumers with dietary supplements. The Company has since begun to lay the groundwork for such a class of products.

In the second quarter of 1999, the Company took its first step into the direct production of the dietary supplement class of products by forming a subsidiary:
Natural Spirit Mushroom Enterprise, Inc., (NSME). The Company incorporated NSME in Florida, then acquired the rights to trade secret technology which dramatically improves the production capabilities for mushroom cultivation, and purchased a farm to produce exotic mushrooms. The acquisition marks the beginning of the Company's expansion into a basic manufacturing role for all types of dietary supplements. The immediate strategy is for the Company to grow selected exotic mushrooms in bulk for the edible market, for research, and for its own development of dietary supplements based on the natural ingredients in selected mushrooms.

Approximately $100,000 was spent in the third quarter to start up and run the NSME subsidiary. This money came from profits from operations, and sales of Common stock. The Company expects to spend an additional $50,000 by year end to get the facility up to commercial production status. This money will also come from continued operational profits and additional proceeds from the sale of common stock. Management projections indicate that NSME will produce significant revenue by the end of the fourth quarter and be up to production at an annualized rate of $600,000 by the end of the first quarter 2000.

The private placement being undertaken, if completely sold, will result in the issuance of 700,000 shares of new CTD stock and the receipt by the Company of $1,312,500. As of September 30, 1999, $ 50,000 has been received.

                     (MD&A) Management Discussion & Analysis

                                  As of 9/30/99

                                    CTD, Inc.

Results of Operations

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and its inventory to include more routinely purchased products. To further dampen the volatility, the Company is also evaluating suitable acquisitions of companies that are manufacturers of raw materials that can be combined with CD's to create dietary supplements. The formation of the NSME subsidiary is a milestone in this process. While sales will continue to be volatile in the near term, management believes that these efforts will reduce the experienced volatility and that total revenues will continue to grow.

Total product sales for the quarter ended September 30, 1999 were $125,810 compared to $47,363 for the same period in 1998. The Company believes that such a large increase in sales has resulted from a burst of demand created by recent favorable regulatory rulings in the Food and Pharmaceutical industries. Management expects the food industry's interest in cyclodextrins to continue due to the Food and Drug Administration's (FDA) announcement in 1998 that Beta cyclodextrin is now Generally Recognized as Safe (GRAS) in certain food related applications. Product sales are primarily to large pharmaceutical and food companies for research and development purposes. The Company cannot predict the continued effect of this momentum, but sales to date continue strong. Sales of both products and services are beginning to be spread over more customers but approximately 55 % of the Company's sales are to just three customers.

The Company's gross profit margin on product sales decreased from 91% to 85% for the third quarter of 1998 and 1999, respectively due to the natural volatility of the Company's sales.

Selling, general and administrative (SG&A) expenses for the third quarter 1999 ($105,067) increased greatly from the third quarter 1998 ($35,374). By far, the bulk of this increase is due to the start up and maintenance of the NSME operation, which includes salaries for new employees and expenses associated with beginning mushroom production

The Company reported a net profit from operations for the three months ended September 30, 1999 of $570 versus $4,091 for the same period in 1998. Without the extraordinary increase in SG&A expenses referred to above, management is confident that net income for 3Q/99 would have greatly exceeded net income for the same period in 1998, as happened in the second quarter. Year to date profitability ($52,434) for the period ended September 30, 1999 still significantly exceeds net income ($10,772) for the same period in 1998. In an effort to insure a profitable 1999 for the company, management intends to monitor the expenses of the new subsidiary very carefully in the fourth quarter. To improve profits the Company will also continue to develop new products, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, wastewater remediation, and pharmaceuticals.

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

CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.

SIGNATURE                           TITLE                          DATE

_______ /S/_______                  President,                 November 4, 1999
C.E. Rick Stratton                  Chief Officer,
Chief Financial Officer