Form 10KSB
period 1999-12-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 2000-03-31
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1999

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

                               Class A Common Stock
                                (Title of class)

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

     State issuer's revenues for its most recent fiscal year:  $557,495.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,099,363.13 based on the average high and low price as of March 29, 1999 of $1.3125 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,687,610 shares of Common Stock as of March 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes No X

PART I

Item 1.  Description of Business

     Cyclodextrin Technologies Development, Inc. ("the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. The Company sells cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. The Company has recently began growing and selling mushrooms. The Company also provides consulting services.

CDs

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

Mushrooms

     On May 7, 1999, the Company created Natural Spirit Mushroom Enterprise, Inc., a Florida corporation, for the purpose of growing, developing and marketing mushroom-based products, some of which would be combined with cyclodextrin to be used in herbal, cosmetic and alternative medicines. Natural Spirit acquired the rights to certain proprietary methods of exotic mushroom cultivation from a defunct mushroom producing company. CTD issued 26,500 shares of its common stock to investors and promoters of the defunct company for their rights to certain processes expected to be used by Natural Spirit. 98% of the outstanding shares of Natural Spirit are owned by the Company with 1% being owned by C.E. Rick Strattan and 1% being owned by the Chief Operating Officer of Natural Spirit, John Lindsay.

     CTD believes that the addition of Natural Spirit to the CTD structure has dual benefits for CTD. The direct benefit comes from the expectation that Natural Spirit will become fully operational by year end, and will provide a less volatile source of income from its sales of exotic mushrooms. The indirect benefit lies complimentary nature of the respective products of CTD and Natural Spirit. The exotic mushrooms and the expertise of Natural Spirit provide an excellent opportunity for CTD to expand its own product line into dietary supplements utilizing the active ingredients from the mushrooms and the cyclodextrins of CTD. In 1999, the revenues obtained from the sale of mushrooms by the Company were $1,582. The Company expects the sales of mushrooms by Natural Spirit to increase to exceed $100,000 in 2000.

     Natural Spirit's operations have been financed by CTD. CTD made an initial direct investment of approximately $80,000 to acquire approximately 40 acres of land, building and equipment formerly used as a Mushroom Farm. The funds came from profits from operations and $50,000 in new CTD stock sold between March and June of 1999. The offering, if completely sold, will result in the issuance of 650,000 shares of new CTD stock and the receipt by the Company of $1,287,500.

       CD Product Background

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

       CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured and regulatory approval is imminent, the Company believes that the food additive industry will significantly increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 25 years. The market for the use of CDs in food products in 1997 in Japan was estimated at $150 million. Within the last five years, more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. Oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") have been accepted. As of November 3, 1997, BCD use as a food additive in 10 categories of food products was confirmed to be GRAS.

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

     In Japan at least twelve pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be 2 to 3 to 4 times that of the CD itself.

        CD Products

     The Company's CD products include its Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 15 different varieties of CDs and the Aquaplex product line includes more than three dozen different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence( R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company believes that by marketing Garlessence it has demonstrated industry leadership. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved: Trappsol(R), Garlessence(R), and Aquaplex (R). These properties add to the intangible asset value of the Company.

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

         Business Strategy

     The Company's strategy has been and will continue to be to generate profitable revenue through sales of CD related goods, natural medicines (using the ingredients found in mushrooms, herbs and other medicinal natural sources) and services. The long term success of this strategy depends on the smooth and continuous transition into CD-related products with increasing value-added attributes and the development of its natural medicinal offerings based on natural sources, especially mushrooms.

     From inception through the current year, sales of CDs and CD derivatives have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes.

     Presently, sales of CD complexes represent 31% of the Company's product sales revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. However, it appears that the distribution oriented business of CD sales has eroded. Combined with price reductions dictated by the market, the revenues from the sales of distributed products have decreased as much as the revenue from CD complexes has increased. The Company continues to be dependent on just a few major customers for the majority of its revenue. In response to this situation the Company has expanded its original business strategy of parlaying its leadership position in the presently quite small CD industry as a supplier of CDs, CD derivatives, CD complexes to include:

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

(3) Growing mushrooms and other natural medicinal sources to create revenue from direct sales and to create a source of raw materials for its development of enhanced natural medicinals using CD's.

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

     Assuming the availability of funds, the Company will negotiate licensing rights to its own selected inventions. Because of its comprehensive technical and patent database for CD-related inventions, the Company believes it is uniquely positioned to take advantage of constantly evolving licensing situations.

     Marketing Plan

     The Company believes that the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. The Company believes that its philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy.

     The Company's sales have always been direct, volatile and driven by the acceptance of CD's as beneficial excipeints. Arrangements with large laboratory supply companies and several diagnostic companies have provided a strong sales base, but at the price of dependency on a few customers.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a WEB Page and "site" on the world-wide web and obtaining a unique and descriptive domain name:
"cyclodex.com".

     Rather than trying to push companies to introduce CD products, the Company intends to pull them into the market by launching approximately seven new CD containing products of its own into the U.S. market over the next five years. These products will address needs in the relatively unregulated areas of natural medicine, topical OTC (over the counter) preparations, veterinary products, and home gardening.

     The Company intends to work with clients in countries whose current regulatory views include CDs as natural products acting as excipients to introduce beneficial pharmaceuticals improved by CDs.

     Along with the new products themselves, the Company has created a licensable mark that may be used by other manufacturers wishing to take advantage of the improved aqueous delivery afforded by Trappsol CDs. This protected mark has the capability of generating revenues in a manner similar to the Nutrasweet(R) (artificial sweetener) and MLB(R) (major league baseball) logos.

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

     Assuming an ongoing successful process of development, approval and adoption of CDs and CMCDs for pharmaceutical applications, the Company's objective is to initiate dialogue and be well prepared for partnerships with major food companies. Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption. Therefore, the Company will work with the food companies and key university food research groups to initially evaluate non-taste applications. These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least expensive. The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances)have already become accepted commercial uses for CMCDs (chemically modified CSk's) and (naturally modified CD's) NMCDs.

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

         Government Regulation

     Under the Federal Food, Drug and Cosmetic Act ("Food and Drug Act"), the Food and Drug Administration ("FDA") is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA's authority includes the regulation of the labeling and purity of the Company's food and drug products. In the event the FDA believes that any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

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

         Employees

     In 1999 the Company employed 9 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.

     The Company occupies a 3,000 sq. ft. building at 3713 S.W. 42nd Ave., Suite 3, Gainesville, Florida 32608, pursuant to a 5-year lease beginning November 1, 1994. In 1999, this lease was extended for an additional two-year period until November 1999, at an annual rent of $21,888. The Company also has an option to lease an additional 3,000 sq. ft. of space. The Company houses its administrative offices in approximately 1,100 sq. ft. of this space; an additional 550 sq. ft. is dedicated to laboratory/manufacturing functions. The remaining 1,350 sq. ft. has been prepared for additional laboratory and pilot plant manufacturing use.

     The current marketing and sales activities are implemented from that site. The entire 6,000 sq. ft. could support a total of 12 - 15 people and therefore is expected to be adequate for the foreseeable future. Current total office and laboratory operating expenses excluding salaries haveincreased to about $20,000 per month with the creation of NSME.

     On June 4, 1999, the Company bought approximately 40 acres in Alachua County, Florida, for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The property had been developed in part as a mushroom growing facility. Since the purchase of the property, the Company has continued to develop the property and use the property to grow various types of mushrooms. The property contains two grow-houses which the Company believes are adequate to grow approximately 24,000 pounds of mushrooms per year. Two additional grow-houses are under construction. There is a residential building which is being used to house the operations of the Company's mushroom-growing subsidiary.

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

                                    High               Low
1995          First Quarter        $ 7.50            $ 3.00
              Second Quarter       $ 8.50            $ 4.25
              Third Quarter        $ 9.00            $ 4.00
              Fourth Quarter       $ 8.00            $  .50
1996          First Quarter        $ 2.25            $  .50
              Second Quarter       $ 1.0625          $  .75
              Third Quarter        $ 2.25            $  .25
              Fourth Quarter       $ 1.00            $  .625
1997          First Quarter        $ 3.00            $  .75
              Second Quarter       $ 1.50            $  .562
              Third Quarter        $  .562           $  .437
              Fourth Quarter       $ 1.062           $  .531
1998          First Quarter        $ 0.875           $ 0.375
              Second Quarter       $ 0.625           $ 0.375
              Third Quarter        $ 0.500           $ 0.281
              Fourth Quarter       $ 0.260           $ 0.170
1999          First Quarter        $ 0.406           $ 0.115
              Second Quarter       $ 0.437           $ 0.156
              Third Quarter        $ 0.25            $ 0.187
              Fourth Quarter       $ 0.468           $ 0.156


     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 1999, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 56.

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

Liquidity and Capital Resources

     As of December 31, 1999, the Company's net working capital was $120,186, and $90,093 at the end of 1998; the Company's net working capital steadily grew over the year to this level.

     Total product sales for 1999 more than doubled ($557,495 vs. $276,325) from the year before. This substantial increase resulted from the anticipated emergence of new users of cyclodextrins (CD) resulting from the greater regulatory acceptance of CD's for use in commercial products. More specifically to the Company, the increase resulted from first time customers in addition to its major customers buying more CD's more frequently during the year. The Company's consulting revenues increased as well over the year before ($9,466 vs. $350), and should continue to increase.


     Inventory more than doubled from year-end 1998 to 1999 ($85,249 vs. $32,786). These levels were increased in anticipation of the continued strong sales expected for the first quarter of 2000.

     In 1999, the company obtained $35,000 in a private placement of 70,000 shares of 144 restricted common shares of the company. An additional $15,000 was raised by the sales of 20,000 shares as part of a 505D offering. The Company used these funds and approximately $300,000 of debt equity to purchase 40 acres of land, buildings, and equipment to be used by the Company's new subsidiary, Natural Spirit Mushroom Enterprises, Inc. (Natural Spirit). If the offering is sold out, an additional $1,272,500 from sales of an additional 630,000 shares of the Company's stock is expected to be used in the development and expansion of the Natural Medicinal Project underway at Natural Spirit.

     The Company currently has a $25,000 credit line with approximately $ 3,000 outstanding balance as of December 31, 1999. The Company also has available approximately $ 50,000 in combined credit card lines with less than $ 8,000 outstanding.

     The Company's previous 5-year lease for its 3000 square feet of office and laboratory space has been extended two years until November 2001. The company expects to move its offices to its own facility during the year 2000 and will sublet its current space for 2001. The two year lease extension provides the Company considerable flexibility in the timing and expense of its move to new offices.

     The Company's web site (cyclodex.com) has contributed to the Company's increase in CD product sales by providing companies and universities in the US and the rest of the world a way to easily locate a source of CD supplies and technology. The Company has received limited response to its subscription service for its patent database. As the Company's financial resources grow, management will allocate additional human resources to the management, maintenance, and upgrading of its web site. As part of its commitment to its presence on the Internet, the Company intends to allocate in 2000 financial resources for a significant upgrade and expansion of its Web Site.

     The Company's total assets more than doubled ($766,745 vs. $325,447) from year end 1998 to year end 1999 as a result of its strong sales performance and the acquisition of approximately $330,000 of property and equipment in 1999.

     In the second quarter of 1999, the Company took its first step into the direct production of a dietary supplement class of products by obtaining the rights to certain trade secret technology, which dramatically improves the production capabilities for mushroom cultivation, and purchased a site to utilize this technology for the production of exotic mushrooms and other medicinal plants. The acquisition marks the beginning of the Company's expansion into a basic manufacturing role for all types of alternative medicines. The immediate strategy is for the Company to grow selected exotic mushrooms in bulk for the edible market, for research, and for its own development of alternative medicines based on the natural ingredients in selected mushrooms. By the end of December 1999 Natural Spirit had produced for sale approximately 1000 lbs. of Shiitake mushrooms and had generated revenue of approximately $1000.

Results of Operations

     Sales for the year ended December 31, 1999 ($557,495) were more than double the sales for the same period in 1998 ($276,352). Sales of CD's and related manufactured complexes have historically been highly volatile. This large increase in 1999 was the result of first time customers and increased sales to existing customers. The average size of the Company's sales increased in 1999 from 1998. These new customers significantly reduced the Company's dependence of the past on just one or two major purchasers. In 1998 one company accounted for 48% of the Company's sales; in 1999 that same company, while buying more, only accounted for 28% of the Company's total product sales in 1999. Management's goal is to continue to diversify its sales base. Sales to three customers represented 58% of 1999 sales while two customers accounted for 59% of 1998 sales.

     The Company's gross profit margin on product sales increased from 80%
(1998) to 86% in 1999. This increase was primarily due to the advancement of projects the Company has been nurturing for several years to stages where a greater volume of CD's is required. The Company sold more of its higher gross margin products in 1999 compared to 1998.

     Selling, general and administrative (SG & A) expenses for 1999 ($392,492) increased 124% over those of 1998 ($175,427), which doesn't include $127,876 of one-time expenses that were reported in the total expenses of 1998. The Company believes that the increase was due in large part to its acquisition and start up of its subsidiary, Natural Spirit. While a 100% increase in expenses is not unheard of to double sales, the Company's management is examining all aspects of Natural Spirit operations to see that the expenses associated with Natural Spirit are significantly reduced in 2000. One of management's goals is to keep total SG & A expenses below $250,000 for the year 2000.

     Consulting services were $9,466 in 1999 compared to $350 in 1998. Management expects these revenues to grow slightly in 2000.

     The Company has unused operating loss carryforwards and deductible temporary differences totaling approximately $1,366,000 at December 31, 1999. If not used, the carryforwards expire in years beginning in 2009. If all the operating loss carryforwards and deductible temporary differences were used, the Company would realize a deferred tax asset of approximately $314,000 based upon expected income tax rates. The Company has previously recognized the benefit of these deferred tax assets. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Although realization is not assured, Management believes that approximately 60% of the deferred tax asset will be realized based upon anticipated profitability in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The Company recorded income tax expense of $20,000 and $35,000 in 1999 and 1998, respectively, although the Company was not required to pay income taxes in these years. The income tax expense in 1999 was a result of reporting net income for the year and a change in the deferred tax asset valuation allowance. The income tax expense in 1998 was a result of a change in the deferred tax asset valuation allowance.

     The Company absorbed $150,512 of Natural Spirit start-up expenses (38% of its total SG & A expenses) using operational revenue and still reported a consolidated net income of $69,407 in 1999 compared to a loss of $109,583 in 1998.

     The Company continues to develop new products, seek additional financing, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, waste water remediation, and pharmaceuticals.

Item 7.  Financial Statements



                        [LETTERHEAD OF JAMES MOORE & CO.]

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cyclodextrin Technologies Development, Inc.:



We have audited the accompanying consolidated balance sheet of Cyclodextrin Technologies Development, Inc. as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclodextrin Technologies Development, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/James Moore & Company
January 28, 2000
Gainesville, Florida

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $     73,425
 Accounts receivable                                           21,264
 Inventory                                                     85,249
 Current portion of note receivable                            25,157
 Deferred tax asset                                            15,000
 Other current assets                                           6,021
                                                        -------------
     Total current assets                                     226,116
                                                        -------------
PROPERTY AND EQUIPMENT                                        331,825


                                                         -------------
OTHER ASSETS
 Notes receivable, less current portion                        10,832
 Deferred tax asset                                           180,000
 Intangibles                                                   17,972
                                                         -------------
         Total other assets                                   208,804
                                                         -------------
TOTAL ASSETS                                             $    766,745
                                                        =============

The accompanying notes to financial statements are an integral part of this statement.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $      58,766
 Current portion of long term debt                              23,920
 Line of credit                                                  3,294
 Due to shareholder                                             19,950
                                                         -------------
     Total current liabilities                                105,930
                                                         -------------
 Long Term debt, less current portion                          186,475
                                                          -------------

Common stock payable                                             7,800
                                                           ------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,                 158
  9,900,000 shares authorized, 1,587,610 shares issued
  and outstanding;
 Class B non-voting common stock, par
  value $.0001 per share, 10,000,000 shares
  authorized, 0 shares issued and outstanding
 Additional paid-in capital                                 1,765,943
 Accumulated deficit                                       (1,299,561)
                                                         -------------
     Total stockholders' equity                               466,540
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   766,745
                                                         =============

The accompanying notes to financial statements are an integral part of this statement.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999            1998
                                                           -------------   -------------
PRODUCT SALES                                              $  557,495      $    276,325

COST OF PRODUCTS SOLD                                          74,832            55,856
                                                           -------------   -------------
GROSS PROFIT                                                  482,663           220,469

CONSULTING SERVICES AND OTHER OPERATING REVENUE                 9,466               350
                                                           -------------   -------------
TOTAL OPERATING REVENUE                                       492,129            220,819
                                                           -------------   -------------
OPERATING EXPENSES
 Selling, general and administrative                          392,492            175,427
 Public offering expenses                                         -               70,689
 Write down of inventory to net realizable
 value                                                            -               57,187
                                                           -------------   -------------
     Total operating expenses                                 392,492            303,303
                                                           -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                  99,637           (82,484)
                                                           -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income                                     (792)           10,633
 Gain due to change in redemption price
  on common stock subject to repurchase                         1,660               420
Interest expense                                              (11,098)           (3,152)
                                                           -------------   -------------
     Total other income (expense)                             (10,230)            7,901
                                                           -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES                              89,407           (74,583)

INCOME TAX EXPENSE, net                                       (20,000)          (35,000)
                                                            -------------   -------------
NET INCOME (LOSS)                                         $    69,407       $  (109,583)
                                                            =============   =============
NET INCOME(LOSS)PER COMMON SHARE                          $       .05       $      (.08)
                                                            ===========   =============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                       1,539,377         1,290,434
                                                           =============    =============

The accompanying notes to financial statements are an integral part of these statements.
                                     F-4

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999              1998
                                                  -------------    -------------
NET INCOME (LOSS)                                $     69,407      $   (109,583)
                                                 -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized holding losses arising during
   the period                                          -                 (4,164)
  Less:  Reclassification adjustment for previous
    unrealized losses included in net income (loss)    4,164              3,755
                                                   -------------   -------------
OTHER COMPREHENSIVE INCOME (LOSS)                      4,164               (409)
                                                   -------------   -------------
COMPREHENSIVE INCOME (LOSS)                      $    73,571        $  (109,992)
                                                   =============   =============

The accompanying notes to financial statements are an integral part of these statements.


                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                       COMMON STOCK             ADDITIONAL   ACCUM. OTHER                      TOTAL
                                                                 PAID-IN     COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL     INCOME (LOSS)      DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------   ------------
Balance, December 31, 1997         1,220,110    $   120        $ 1,670,744   $   (3,755)    $(1,259,385)   $  407,724

Shares issued for services           106,474         11             24,989           -              -          25,000

Shares repurchased and retired       (10,000)        (1)            (4,999)          -              -          (5,000)

Other comprehensive income(loss)         -            -                -           (409)            -            (409)

Net loss                                 -            -                -             -        (109,583)      (109,583)
                                  -----------    -----------    -----------    -----------   -----------   ------------
Balance, December 31, 1998         1,316,584        130          1,690,734       (4,164)    (1,368,968)       317,732

Shares issued for services           253,000         26             23,630           -              -          23,656

Shares repurchased and
 retired                            (106,474)        (9)            (6,380)          -              -          (6,389)

Shares issued to acquire
 rights                               26,500          2             13,248           -              -          13,250

Shares sold                           90,000          9             44,711           -              -          44,720

Expiration of repurchase
  obligation                           8,000          -                -             -              -             -

Other comprehensive income               -            -                -          4,164             -           4,164

Net income                               -            -                -             -          69,407         69,407
                                 ------------   ------------   ------------   ------------   ------------  -----------
Balance, December 31, 1999         1,587,610        158          1,765,943           -      (1,299,561)       466,540

                                 ============   ============   =============  ============   ============  =============

The accompanying notes to financial statements are an integral part of these statements.
                                                                  F-6

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 1999 AND 1998
                Increase (decrease) in Cash and Cash Equivalents

                                                           1999          1998
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $  69,407     $  (109,583)
                                                        -----------  -----------
 Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization                         18,684          14,282
   Loss on sale of investments                            3,122           2,019
   Write down of inventory to net realizable value           -           57,187
   Gain based on redemption price of common
     stock subject to repurchase                         (1,660)           (420)
   Stock issued for services                             23,656          25,674
   Decrease (increase) in accounts receivable            (9,569)         29,841
   Increase in inventory                                (52,463)         (2,977)
   Decrease (increase)in other current assets            (2,956)            363
   Decrease in deferred income taxes                     20,000          35,000
   Decrease in deferred offering costs                       -           35,000
   Increase (decrease) in accounts payable and
     accrued expenses                                    52,710         (23,240)
   Increase in common stock payable                       7,800               -
                                                       -----------   -----------
        Total adjustments                                59,324         172,729
                                                       -----------   -----------
    Net cash provided by operating activities           128,731          63,146
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     127,710)         (3,733)
 Loans to employees                                     (41,603)             -
 Repayment of employees loan                              5,614           2,467
 Purchase of intangible assets                           (5,722)             -
 Proceeds from sale of investments                       10,261          19,331
 Purchases of investments                                    -          (13,382)
                                                      ------------   -----------
Net cash provided by (used in) investing activities    (159,160)          4,683
                                                      ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (payments) on line-of-credit                3,294         (23,877)
 Net proceeds (payments) on investment margin account        -          (10,400)
 Proceeds from loan payable to stockholder               21,589          16,771
 Payment to stockholder on loan                          (1,639)        (16,771)
 Proceeds from sale of stock                             50,000              -
 Offering costs of sale of stock                         (5,279)             -
 Repurchase of stock                                     (6,389)         (5,000)
 Proceeds from long term debt                            36,472              -
 Payment on long term debt                              (31,077)             -
                                                     -----------     -----------
Net cash provided by (used for) financing activities     66,971         (39,277)
                                                     ------------    -----------

The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 1999 AND 1998
                Increase (decrease) in Cash and Cash Equivalents
                                   (Continued)

                                                         1999         1998
                                                     ------------  ------------

Net increase in cash and cash equivalents               36,542        28,552

CASH AND CASH EQUIVALENTS, beginning of year            36,883         8,331
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of year               $  73,425     $  36,883
                                                     ============  ============


                                                         1999         1998
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $  11,098        3,152
                                                     ============  ============
Cash paid for income taxes                                  -            -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued for services                   $  23,656     $ 25,674
                                                     ============  ============
  Common stock issued to acquire rights              $  13,250     $     -
                                                     ============  ============
  Acquisition of property and equipment with debt    $ 205,000     $     -
                                                     ============  ============

The accompanying notes to financial statements are an integral part of these statements.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclodextrin Technologies Development, Inc. and Subsidiary (the Company) which affect the accompanying consolidated financial statements:

     (a) ORGANIZATION AND OPERATIONS - The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. The Company is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology. In 1999, the Company formed Nature Spirit Mushroom Enterprises, Inc. (NSME), a 98% owned subsidiary, to grow mushrooms and to develop and market a line of mushroom based products. The Company's current market is primarily within the United States.

     (b) BASIS OF PRESENTATION - The consolidated financial statements include the Company and its 98% owned subsidiary. All intercompany accounts and transactions have been eliminated.

     (c) CASH AND CASH EQUIVALENTS - For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d)PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from five to forty years. Depreciation on leasehold improvements is computed on the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

     (e) INVENTORY - Inventory consists of cyclodextrin products purchased for resale and chemical complexes manufactured in-house and raw mushrooms in process. Inventory is recorded at the lower of cost (first-in, first-out) or market.

     (f) INTANGIBLES - Intangible assets consist of loan costs and goodwill recorded at cost. Intangible assets are amortized using the straight-line method over their respective estimated useful lives.

     (g) REVENUE RECOGNITION - Revenues are recognized when products are shipped.

     (h) ADVERTISING - Advertising costs are charged to operations when incurred.

     (i) START-UP COSTS - The initial costs incurred to organize the Company's subsidiary were expensed as incurred.

     (j) RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 financial information to conform to the 1999 presentation.

     (k) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


     (l) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


     (2) COMMITMENTS:

The Company's noncancelable operating lease for office space expires October 31, 2001. The Company has a purchase option in which ten percent of the lease payments may be applied to the purchase price. The future minimum lease payments under all operating leases for the next five years are as follows:


                    YEAR ENDING
                    DECEMBER 31,                     AMOUNT
                    ------------                   -----------

                       2000                          28,996
                       2001                          25,348
                       2002                           7,108
                       2003                           3,947
                       2004                              -
                                                   -----------
                   Total                           $ 65,399
                                                   ===========

Rent expense under the foregoing lease and all other operating leases was $27,315 and $23,391 for 1999 and 1998, respectively.

1994 Employee Stock Option Plan

The Company adopted a nonqualified employee stock issuance plan to provide incentives to employees. The Company has reserved 100,000 shares of voting common stock under this Plan. Stock issued under this plan is at the discretion of the Board of Directors of the Company and bears a restrictive legend. All shares issued pursuant to this Plan must be held for a minimum of two years and become fully vested after five years. During the three year period beginning on the first day of the third year after issuance and ending five years after issuance, the Company shall purchase all or any part of the shares from the employee upon the employee's written request; the purchase price of the shares shall be 50% of the then current market value of the shares.

The Company reflects its obligation to repurchase the stock as a liability. Any change in the valuation of this account is recorded as a gain or loss in the accompanying statement of operations. The Company's repurchase obligation for current employees is valued at 50% of the bid price of the stock on the balance sheet date. The Company's repurchase obligation for stock held by former employees is valued at 50% of the bid price on the date of the employee's termination. The Company recorded a gain of $1,660 in 1999 from the expiration of the repurchase obligation of 8,000 shares issued in 1994. There are no shares subject to repurchase at December 31, 1999.

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(2) COMMITMENTS:  (Continued)

1999 Incentive Stock Option Plan

The Company adopted a nonqualified employee stock option plan to provide incentives to directors, employees and consultants. Up to 79,000 shares may be issued under this plan. Options and condition of exercise are at the discretion of the Board of Directors. The option price can be no less than fair market value of the underlying stock on the date of award. On June 1, 1999, the Company awarded an option to an employee for 20,000 shares under the plan. The employee's vesting in the option is contingent on the Company fully completing its current private placement of 650,000 shares of common stock (see Note 10). The option will vest over three years; 6,000 after one year; an additional 6,000 after two years; and the remaining 8,000 after three years. The option price is $.50 per share and the option expires the earlier of the employee leaving the employ of the Company or five years. The option price is equal to private stock sales of unregistered shares during 1999 which is deemed to be fair value. Therefore, no compensation expense was recorded at issuance.

NSME Stock Bonus Plan

NSME adopted a stock bonus plan whereby an officer of NSME can receive NSME common stock owned by the Company if certain financial targets are met. The stock bonus plan terminates June 1, 2001 unless extended by both the officer and NSME. The stock bonus is contingent on the Company fully completing its current private placement offering as described in Note 10 and the officer being in the employ of the Company for a minimum of two years and at the end of each calendar year for which a stock bonus is due. The officer will be awarded 100 shares of NSME stock owned by the Company for each $12,500 of net income earned by NSME, in excess of net income required to repay intercompany loans due to the Company. Up to 2,000 shares (20% of NSME outstanding stock) can be awarded per year and the award is made annually for the prior year. There were no shares earned or due under this plan at December 31, 1999.

The Company awarded 100,000 shares of common stock to its President in 1999. These shares were not issued at December 31, 1999. The Company valued these shares at $7,800, approximately 50% less than the bid price on the award date. The Company has recorded an expense and a liability to issue common stock of $7,800, at December 31, 1999.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1999, consists of:

         Land                                       $      80,000
         Buildings and improvements                       180,006
         Machinery and equipment                          112,794
         Office furniture and equipment                    42,372
                                                       ------------
                                                          415,172
         Less: accumulated depreciation                    83,347
                                                       ------------
         Property and equipment, net                 $    331,825
                                                       =============
                                             F-11

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

 (4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND DEPOSITS - The Company has demand deposits in two local branch banks which are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the bank balance was $72,140. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

(5) MAJOR CUSTOMERS:

Sales to three customers in 1999 represented approximately 58% of total sales. Of this, sales to the largest major customer was 28% of sales. Sales to two customers in 1998 represented approximately 59% of total sales. Of this, sales to the largest major customer was approximately 48% of sales.

(6) NOTES PAYABLE:

Long-term debt consists of the following:

         Mortgage note payable to bank, payments of $1,782
          due monthly including principal and interest
          at 7.95%, collateralized by land and buildings
          with a cost of $210,000                                  $   183,598

         Loan payable to individual, payments of $1,591 due
          monthly including principal and interest at 8.5%,
          collateralized by equipment with a cost of $35,000            26,797
                                                                    -----------
                                                                       210,395
              Less current portion                                      23,920
                                                                    -----------
              Long - term debt, less current portion                $   186,475
                                                                    ===========


Maturities on long-term debt as of December 31, 1999 over the next five years are as follows:

         Year ending
         December 31,                                   Amount

            2000                                        $23,920
            2001                                         16,888
            2002                                          8,199
            2003                                          8,876
            2004                                          9,607
                                                        =======

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

The Company has a $25,000 unsecured line-of-credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate is variable (11.50 % at December 31, 1999). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at any time.

(7) RELATED PARTY TRANSACTIONS:

The Company has the following notes receivables due from employees at December 31, 1999:

         Mortgage receivable, payments of $1,263 due monthly
            including principal and interest at 8%,
            collateralized by a personal residence                   $  24,512

         Loan receivable, payments of $95 due weekly including
            principal and interest at 8.5%, unsecured                   6,691

         Short-term loans, unsecured                                    4,786
                                                                      ---------
                                                                       35,989
                  Less current portion                                 25,157
                                                                      ---------
                  Notes receivable, less current portion             $ 10,832
                                                                      =========

The majority shareholder advanced the Company $21,589 as a short term loan. The balance is $19,950 at December 31, 1999. The Company is making payments of $1,887 monthly including principal and interest at 8%. The advance is unsecured.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 1999:


                                                CARRYING            FAIR
                                                 AMOUNT             VALUE
                                               ----------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                   $  73,425         $  73,425
  Accounts receivable                            21,264            21,264
  Notes Receivable                               35,989            35,989
                                               ----------         ---------
         Total financial assets               $ 130,678         $ 130,678
                                               ==========         =========
FINANCIAL LIABILITIES
  Accounts payable and accrued expenses          58,766            58,766
  Line of credit payable                          3,294             3,294
  Long-term debt                                210,395           210,395
  Due to shareholder                             19,950            19,950
                                               ----------         ---------
         Total financial liabilities          $ 292,405         $ 292,405
                                               ==========         =========

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

The fair value of all financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments.

(9) INCOME TAXES:

The Company has available at December 31, 1999, unused operating loss carryforwards totaling approximately $ 1,366,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending
           December 31,                               Amount
        -----------------                       -----------------

             2009                              $         965,000
             2010                                        195,000
             2012                                        206,000
                                                -----------------
             Total                              $      1,366,000
                                                =================

The Company also has deductible temporary difference resulting from the difference between financial and tax bases of inventory and stock issued for services totaling approximately $75,000 at December 31, 1999.

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $ 314,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Although realization is not assured, management believes that approximately sixty percent of the deferred tax asset will be realized based upon anticipated future profitability. Therefore, the Company has established a valuation allowance of $ 119,000 at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company recorded income tax expense of $35,000 as a result of an increase in the valuation allowance on the deferred tax asset less the tax benefit of temporary differences at December 31, 1998. The Company recorded income tax expense of $20,000 on its taxable income for 1999. The Company has previously recognized the benefits of its net operating loss carryforward.

                                                  1999          1998
                                             -----------   ------------
Current income tax expense                   $   31,000     $     -

Tax benefit of temporary differences                 -        (21,500)

Effect of increase (decrease) in valuation
   allowance                                    (11,000)       56,500

                                             -----------   ------------
Total net tax expense                        $   20,000     $  35,000
                                             ===========   ============

                   CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(10) PRIVATE PLACEMENT OF STOCK :

Beginning in 1999, the Company began offering a total of 650,000 shares of common stock under a private placement memorandum to expire April 30, 2000. In 1999, 20,000 shares were sold for $15,000, less direct offering costs of $5,279.

In 1999, the Company also sold 70,000 of common stock for $35,000.

The Company expensed $71,347 of costs related to an unsuccessful private placement memorandum in 1998. Included in these costs was $40,000 paid to a financial consultant and $25,000, the value of 106,474 shares of common stock issued to a financial consultant.

(11) WRITE DOWN OF INVENTORY TO NET REALIZABLE VALUE:

During 1998 the Company determined that its quantity of Garlessence inventory was in excess of current requirements based on lower than expected product sales. Accordingly, the Garlessence inventory was written down to its estimated net realizable value, and $57,187 was charged to expense in 1998.

(12) STOCK REPURCHASE:

In April 1999, the Company repurchased 106,474 shares of its outstanding common stock for $6,389. These shares will be canceled. The Company has no plans to repurchase additional shares.

(13) SEGMENTS:

During 1999, the Company began farming mushrooms. The Company now operates two business segments; Cyclodextrin products and mushroom products. Information on these two segments follows:


                                           Cyclodextrin       Mushroom
         Assets                             $ 91,177          $ 323,995

         Revenues                           $565,379          $   1,582

         Income (loss) from operations      $245,781          $(146,144)

Income (loss) from operations by segment include intercompany allocations of administrative expenses.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.





PART III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                     Age    Position                  Since
C.E. Rick Strattan       54     President/CEO, Director   August, 1990



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

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.

Item 10. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended December 31, 1997, 1998 and 1999 for each executive officer is set forth in the following table:

                        SUMMARY COMPENSATION TABLE (three
              fiscal years ended December 31, 1997, 1998 and 1999)

                                                                  Annual                     Long Term
                                                               Compensation                Compensation
                                                  ---------------------------------------------------------


                                                                             Other              All
                                                                             Annual            Other
Name and Principal Position                Year    Salary      Bonus      Compensation      Compensation

C.E. Rick Strattan                         1999    $42,000      -0-           -0-              -0-
Chief Executive Officer, President         1998    $15,500    $10,000         -0-              -0-
                                           1997    $34,750      -0-           -0-              -0-

Lisa Stephens(1)                           1999       -0-       -0-           -0-              -0-
Chief Financial Officer                    1998    $25,000     $  500         -0-              -0-

David L. Southworth(2)                     1999      -0-        -0-           -0-              -0-
Treasurer/Chief Financial Officer          1998      -0-        -0-           -0-              -0-
                                           1997    $15,686      -0-           -0-              -0-

     (1) Ms. Stephens resigned in 1999.

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

     Natural Spirit adopted a stock bonus plan whereby an officer of Natural Spirit can receive Natural Spirit common stock owned by the Company if certain financial targets are met. The stock bonus plan terminates June 1, 2001 unless extended by both the officer and Natural Spirit. The stock bonus is contingent on the Company fully completing its current private placement of 650,000 shares of common stock and the officer being in the employ of the Company for a minimum of two years and at the end of each calendar year for which a stock bonus is due. The officer will be awarded 100 shares of Natural Spirit stock owned by the Company for each $12,500 of net income earned by Natural Spirit, in excess of net income required to repay intercompany loans due to the Company. Up to 2,000 shares (20% of Natural Spirit: outstanding stock) can be awarded per year and the award is made annually for the prior year. There were no shares earned or due at December 31, 1999.

Performance-Based Stock Compensation

     On January 28, 1999, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 1998. The Company believes Ms. Stephens shares were issued in error.

     On April 5, 1999, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

     On November 3, 1999, the Board of Directors authorized a bonus of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 1999. These shares were issued in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 29, 1999, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.



Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan(1).......................      850,000            50.37%
4123 N.W. 46th Avenue
Gainesville, FL 32606

All Officers and Directors as a group ......      850,000            50.37%



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

     On January 28, 1999, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 1998.

     On April 5, 1999, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

     On November 3, 1999, the Board of Directors authorized a bonus of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 1999. These shares were issued in 2000.

     On June 1, 1999, Natural Spirit entered into an employment agreement with John Lindsay. Under the terms of the agreement, Mr. Lindsay will be able to purchase 79% of the shares of Natural Spirit if a certain net annual profit is obtained each year while he is still employed as President ( 1% of the shares of Natural Spirit for every $12,500 in net profit). According to the schedule upon which Mr. Lindsay's share rights may vest, CTD may lose control of Natural Spirit within four years of its creation. Mr. Lindsay will also receive a salary of $1,000 per month. On October 1, 1999, Mr. Lindsay's salary increased to $2,000 per month. His salary will be $3,000 per month through the year 2,000 and then increase to $4,000 the following year. Mr. Lindsay and Mr. Strattan are the sole directors of Natural Spirit. CTD has certain buy-out rights with regard to a possible spin-off of Natural Spirit. Neither John Lindsay nor Mr. Strattan will receive compensation for their positions as directors of Natural Spirit.


     On March 13, 2000, CTD entered into an agreement with Randy "Lazarus" McAtee d/b/a "Small Potatoes" to provide financial public relatiosn serices for CTD for one year. CTD has compensated Mr. McAtee by the transfer of 100,000 restricted shares.

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

        (10.6)  Extension of Agreement between the Company and Herbe
                         Wirkstoffe GmbH.***                                None
        (10.7)  Lease Extension
        (10.8)  Loan Agreement with John Lindsay
        (10.9)  Small Potatoes Contract

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

(b) Reports on Form 8-K:

         No Form 8-K was filed for the quarter ended December 31, 1999.

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


(Registrant)                       CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.


                                    /S/ C.E. Rick Strattan
By (Signature and Title)            _______________________________________
                                    C.E. RICK STRATTAN, President,
                                    Chief Executive Officer, Chief
                                    Operating Officer and
                                    Director

Date: March 30, 1999