Form 10QSB
period 2000-03-31
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 2000-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2000.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____

Commission file number: 0-24930


                               CTD HOLDINGS, INC.
               f/k/a Cyclodextrin Technologies Development, Inc.
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

Applicable only to corporate issuers

As of May 1, 2000, the Company had 3,655,240 outstanding shares of its common stock.


Transitional Small Business Disclosure Format
(Check One):
 No.

PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2000
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $    1,313
 Accounts receivable                                                 132,430
 Inventory                                                            67,189
 Current portion of notes receivable                                  16,350
 Deferred tax asset                                                   15,000
 Other current assets                                                 42,520
                                                                    --------
     Total current assets                                            274,802
                                                                    --------
Property and equipment, net                                          349,989
                                                                    --------

OTHER ASSETS
 Deferred tax asset                                                  180,000
 Notes receivable, less current portion                               12,382
 Intangibles, net                                                     27,372
                                                                    --------
   Total other assets                                                219,754
                                                                    --------
TOTAL ASSETS                                                         844,545
                                                                    ========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2000
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $   106,323
 Current portion of long-term debt                                     23,920
 Line of credit                                                         5,484
 Due to shareholder                                                     3,221
                                                                    ---------
Total current liabilities                                          $  158,948
                                                                    ---------

Long-term debt, less current portion                                  181,108
                                                                    ---------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
   9,900,000 shares authorized, 3,615,220 shares
  issued and outstanding                                                  361
 Class B non-voting common stock, per value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding
 Additional paid-in capital                                         1,823,540
 Accumulated deficit                                               (1,319,412)
                                                                   -----------
     Total stockholders' equity                                       504,489
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   844,545
                                                                   ==========

                See Accompanying Notesto Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2000            1999
                                                  --------------   ------------
PRODUCT SALES                                     $  181,549       $    92,130

COST OF PRODUCTS SOLD                                 52,209            12,273
                                                  ----------         ---------
GROSS PROFIT                                         129,340            79,857

CONSULTING SERVICES AND OTHER OPERATING REVENUE          200             6,500
                                                    --------         ---------
TOTAL OPERATING REVENUE                              129,540            86,357

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         143,183           114,173
                                                  ----------         ---------
LOSS FROM OPERATIONS                                (13,643)           (27,816)
                                                  ----------         ---------
OTHER INCOME (EXPENSE)
 Investment and other income (loss)                      80             (3,078)
 Interest expense                                    (6,288)              (266)
                                                  ---------           ---------
     Total other income (expense)                    (6,208)            (3,344)
                                                  ---------           ---------
NET LOSS                                            (19,851)           (31,160)
                                                  =========           =========
NET LOSS PER COMMON SHARE                         $    (.01)       $      (.01)
                                                  =========           =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               3,481,154           2,983,168
                                                  ==========         ==========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000            1999
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (19,851)   $   (31,160)
                                                     ------------  ------------
 Adjustments to reconcile net loss to
net cash used for operating activities:

   Depreciation and amortization                         5,181            2,158
   Loss on sale of investments                             -              3,122
   Stock issued for services                               -             23,656
  (Increase)in accounts receivable                    (111,166)         (51,185)
   Decrease (increase) in inventory                     18,060           (4,788)
   Decrease (increase) in other current assets           3,501           (532)
   Increase in accounts payable and
    accrued expenses                                    47,558           31,517
                                                      ---------      ----------
        Total adjustments                              (36,866)           3,948
                                                      ----------    ----------
    NET CASH USED FOR OPERATING
     ACTIVITIES                                        (56,717)         (27,212)
                                                       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements       (22,746)            -
 Repayment of employee loan                               7,257             -
 Proceeds from sale of investment                            -           10,261
                                                       ----------    ----------
    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                             (15,489)         10,261
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscription received                                -            25,000
 Net proceeds from line-of-credit                        12,190             -
 Payment on notes payable                                (5,367)            -
 Payment to stockholder on loan                          (6,729)            -
                                                     ------------  ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             94           25,000
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (72,112)           8,049

CASH AND CASH EQUIVALENTS, beginning of period          73,425           36,883
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period            $    1,313     $     44,932
                                                      =========       =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000           1999
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $    6,288    $       266
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
2000     1999
                                                       ---------      --------
Stock issued to officer in
   satisfaction of bonus accrued                     $    7,800     $       -
                                                       ========      =========
Stock issued to consultant for
   prepaid public relations services                 $   40,000     $      -
                                                      =========      =========
Stock issued for rights to
   intellectual property                             $   10,000     $      -
                                                      =========      =========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

The information presented herein as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, is unaudited.

(1)   BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc. and its subsidiaries, formerly known as Cyclodextrin Technologies Development, Inc.

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

Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

                                 CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

(2)  PRIVATE PLACEMENT OF STOCK:

Beginning in 1999, the Company began offering a total of 1,300,000 shares of common stock under a private placement memorandum to expire April 30, 2000. In 1999, 40,000 shares were sold for $15,000, less direct offering costs of $5,279.

In 1999, the Company also sold 140,000 of common stock for $35,000. No additional amounts were sold during the three months ended March 31, 2000.


(3) NET LOSS PER COMMON SHARE:

Net loss per common share is computed in accordance with the new requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) at March 31, 2000 and 1999. SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation. Common shares outstanding do not include common stock subject to repurchase.

(4) COMMITMENTS AND CONTINGENCIES:

In February 2000, the Company entered into a construction contract to build two additional mushroom growing houses for $55,510. As of March 31, 2000, no amounts were due under the contract.

On March 1, 2000, the Company entered into a one year public relation contract with a consultant. The Company issued the consultant 200,000 shares of common stock. The Company valued the shares at $40,000, approximately 50% less than the bid price on the contract date. The Company recorded a prepaid asset of $40,000, which is being amortized over one year, the life of the contract.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

(5) CORPORATE CHANGES:

In April 2000, the Company changed its name to CTD Holdings, Inc. from Cyclodextrin Technologies Development, Inc.

Also in April 2000, the Company effected a 2 for 1 stock split of its outstanding common stock.

The accompanying financial statements and notes have been restated for all periods presented to reflect these changes.

(6) SEGMENTS:

During the second quarter of 1999, the Company began cultivating exotic mushrooms and herbs. The Company now has two segments, Cyclodextrin products and mushroom products. Total assets related to the certified organic farm were approximately $ 320,000 at March 31, 2000. For the three months ended March 31, 2000, sales of mushrooms were approximately $ 7,400 and loss from operations was approximately $ 81,000.

Item 2. Management Discussion and Analysis or Plan of Operation

                     (MD&A) Management Discussion & Analysis
                                  As of 3/31/00
                                CTD Holdings, Inc.


Management Discussion and Analysis

Liquidity and Capital Resources

As of March 31, 2000, the Company's working capital was $115,854 compared to $120,186 at December 31, 1999. This small decrease ($4,332) only attains significance when considered from the perspective of the Company's large increase in revenues. While small, it is a reminder to management about the significance of the Company's investment in NSME.

Total product sales increased during the first quarter of 2000 by $89,419 (97%) compared to the first quarter of 1999. This increase in sales is due to the usual sales volatility as historically experienced by the Company, but also to expanding uses for cyclodextrin. Selling, General and Administrative expenses (SG&A) increased

$29,010 due principally to the continuing start-up financial needs of NSME. Inventory levels are higher than a year ago, but slightly decreased from the end of 1999 indicating the Company's build up to handle increased sales and the drop as sales occurred in the first quarter.

The Company has begun an analytical study of the ingredients in its Shiitake and Maitake mushrooms. The goal of these studies is to prove the existence in these extracts of certain natural ingredients that are known to have medicinal properties. From that point, complexes with CD's will be made and clinical trials will be started, contingent on the availability of the necessary funds.

The Company is in the first year of a two year extension of its lease for its existing 3000 square-foot office and lab facility. Rent for the space remains at just under $2000 per month. The Company hopes to move from this facility into the building on its newly purchased property some time in the third quarter of this year. The timing of that move will depend on the availability / allocation of funds necessary to complete the necessary renovations. The Company intends to sublet its existing space when that move is completed, certainly before the end of the two year extension, November, 2001.

In keeping with its commitment to use the Internet as its major advertising and public relations outlet, the Company has entered into a 5 month agreement with its current, local ISP and Web Site managing company, Livewire, to significantly upgrade its current Web Site. The Company has budgeted $30,000 for this upgrade, which includes substantial cosmetic and operational alterations and expansion of the revenue producing databases.

In early May of this year, the Company responded to increased demand for its stock by authorizing and implementing a 2 for 1 forward split of its common stock (May 1 - date of record; May 20 - pay date; May 22 - execute date). Management believes that this action is a good way to begin to alleviate the mechanical trading problem of too small a float in the market of its common stock. Management believes that an increase in the Company's market capitalization will enhance the probability of the Company's success in acquiring other companies, implementing one part of its strategic plan to file for NASDAQ listing in the fourth quarter of this year.

To further enhance the successful implementation of its strategic plan, the Company changed the name of Cyclodextrin Technologies Development Inc. (CTD) to CTD Holdings, Inc. (CTDH). The operations of the previous Cyclodextrin Technologies Development, Inc. will be transferred into a wholly owned subsidiary of CTDH, called Cyclodextrin Technologies Development Inc. NSME will remain a subsidiary of CTDH. The joint venture with Ocumed, incorporated in Florida as Ocudex, will also remain a wholly owned subsidiary of CTDH. This Holding company structure will facilitate the legal implementation of future acquisitions and stock transactions.

Results of Operations

Sales of cyclodextrin and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities to include providing research and development services for unrelated companies and its inventory line to include more routinely purchased products. In addition the Company has created a subsidiary that will provide products for the rapidly expanding $5 billion natural medicinals industry, thereby diversifying its revenue base into a greater number of manufactured products.

The Company has completed the start-up phase of its natural medicinals venture at the newly acquired 40 acre farm in High Springs, FL. Through its wholly-owned subsidiary, Natural Spirit Mushroom Enterprises, Inc. (NSME), the company has successfully established a growing sales base for its edible exotic mushrooms. In the first quarter NSME sold more than $7,000 of Shiitake mushrooms utilizing two operating grow houses to produce more than 3000 lbs of mushrooms. By the end of June NSME will bring two more grow houses on line. The added capacity will allow the Company to produce 10,000 lbs per month of mushrooms by the end of the year. Production will include Maitake and Reishi mushrooms as well as Shiitake. Based on the great demand for edible mushrooms that the Company is experiencing, management believes quickly increasing growing capacity will be rewarded with much increased sales.

In the first quarter, NSME produced a loss of almost $81,000 on sales just under $7500. The Company was able to absorb this loss at the expense of overall profitability; a situation that the Company intends to turn around by the end of the third quarter. During the second quarter the Company expects to see increased revenues from increased sales of mushrooms and new revenues from NSME's other certified organic herbs and produce. At the same time, expense reduction measures will be implemented. Management is still confident that NSME can be producing net profit at the rate of $10,000 per month by the end of the year.

Total product sales for the quarter ended March 31, 2000 were $ 181,549 compared to $92,130 for the same period in 1999. Management expects the food industry's interest in cyclodextrin to continue due to the Food and Drug Administration's
(FDA) announcement in 1998 that Beta cyclodextrin is now Generally Recognized As Safe (GRAS) in certain food related applications.

Product sales are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services have been concentrated among a few large customers.

The Company's gross profit margin on product sales decreased from 87% to 71% for the first quarter of 1999 and 2000, respectively. The magnitude of the decrease in gross profit margin is due to an unusual situation in the first quarter of 1999 that took advantage of an increase in sales of very high GPM products and the inevitable erosion of prices for more routinely used CD's now being sold in bulk quantities this year. Management expects GPM values for the Company to stabilize between 70% and 80% in 2000.

Selling, general and administrative (SG&A) expenses for the first quarter 2000 ($143,183 vs. $114,173) increased from the first quarter 1999. The largest portion of this 27.5% increase was due to the increase in expenses to start up and maintain the NSME operation including, added insurance expenses, increased depreciation and amortization expenses, and increased loan costs. The Company also upgraded its computers, incurred increased professional fees to hire new employees and hired an Investor Relations company. Finally, one must expect some natural increase in expenses required to support significant increases in sales. While the increase is understandable, management intends to monitor these changes even more fastidiously during this time of rapid growth by NSME.

The Company's net loss from operations for the three months ended March 31, 2000 was $19,851 versus $31,160 for the same period in 1999. The improvement in net loss of $11,309 (36%) is not very comforting in view of the large increase in revenue. While management is comfortable that expenses are being monitored adequately, it feels increased pressure to minimize further expense increases to insure profitability in the face of expected growing revenues. The Company will continue to develop new products, and implement its strategy of creating operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste water remediation, and pharmaceuticals.

PART II: Other Information

Item 2.   Changes in Securities and Use of Proceeds

On February 18, 2000, the Company issued 200,000 common shares to C.E. "Rick" Strattan pursuant to a bonus authorized by the Board of Directors on November 3, 1999. On April 24, 2000, the Company issued 200,000 common shares to Randy McAtee in consideration of his services provided in the Public Relations
Service Agreement entered into by the Company on March 1, 2000. On April 19, 2000, the Company issued 40,000 shares to George Fails in consideration of his payment of $10,000 to the Company. All share certificates contained restricted legends and were issued pursuant to exceptions from registration pursuant to
Section 4(2) of the Security Act inasmuch as all shares were sold in private transactions.


Item 6.   Exhibits and Reports on Form 8-K

None.

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

  (10.1)    Public Relations Service Agreement with Randy               *
            "Lazarus" McAtee, dated March 1, 2000

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

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule                                     *

  (99)      Additional Exhibits                                         None

(b) Reports on Form 8-K:
         None

*   Filed Herewith

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 6, 1999

                                          /s/ C. E. RICK STRATTAN
                                          -----------------------
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer