Form 10QSB
period 2000-06-30
CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT INC
filed 2000-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2000.

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


                                  352-375-6822
                           (Issuer's telephone number)

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

Applicable only to corporate issuers

As of August 10, 2000, the Company had 3,730,786 outstanding shares of its common stock.


Transitional Small Business Disclosure Format
(Check One):
 No.

Index to Form 10QSB


Part I - FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet June 30, 2000.......................................4

         Statements of Operations -  Six Months
         Ended June 30, 1999 and June 30, 2000.............................6

         Statements of Cash Flows - Six Months
         Ended June 30, 1999 and June 30, 2000.............................7

         Notes to Financial Statements.....................................9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.....................................................11

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................14

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession...................................None

   (4)      Instruments defining the Rights of Security Holders.........None

  (10)      Material Contracts..........................................None

  (11)      Statement re: Computation of Per Share Earnings..........Note 3,
                                                                   Financial
                                                                  Statements

  (15)      Letter re: Unaudited Interim Financial Information.........None

  (18)      Letter re: Change in Accounting Principles.................None

  (19)      Report Furnished to Security Holders.......................None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders...........................................None

  (23)      Consents of Experts and Counsel............................None

  (24)      Power of Attorney..........................................None

* (27)      Financial Data Schedule......................................16

  (99)      Additional Exhibits........................................None

(b) Reports on Form 8-K:
    None

*   Filed Herewith

Signatures................................................................3

                                    SIGNATURE





         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.




                                          /s/ C.E. Rick Strattan
                                          -----------------------
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)




                                CTD HOLDINGS,INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS
                                                                 June 30, 2000
                                                                 -------------
 CURRENT ASSETS
 Cash and cash equivalents                                       $      3,756
 Accounts receivable                                                   32,616
 Inventory                                                             62,669
 Notes receivable                                                      24,730
 Deferred tax asset                                                    15,000
 Other current assets                                                  31,021
                                                                  -----------
     Total current assets                                             169,792
                                                                  -----------
PROPERTY AND EQUIPMENT, Net                                           425,863
                                                                  -----------
OTHER ASSETS
Intangibles, Net                                                       26,772
Deferred tax asset                                                    180,000
                                                                  -----------
Total other assets                                                    206,772
                                                                  -----------
TOTAL ASSETS                                                      $   802,427
                                                                  ===========
                                  (Continued)

                  CTD HOLDINGS, INC.CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      June 30,
                                                                        2000
                                                                    -----------



CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   152,634
 Current portion of long-term debt                                       23,920
 Line of credit                                                           3,711
 Due to shareholder                                                      11,567
                                                                    -----------
                Total current liabilities                               191,832
                                                                    -----------
Long-term debt, less current portion                                    176,833
                                                                    -----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
   9,900,000 shares authorized, 3,730,786 shares issued
   and outstanding;  Class B non-voting common stock, per
   value $.0001 per share, 10,000,000 shares authorized,
   0 shares issued and outstanding                                          373
 Additional paid-in capital                                           1,868,529
 Accumulated deficit                                                 (1,435,140)
                                                                    -----------
     Total stockholders' equity                                         433,762
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   802,427
                                                                    ===========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2000        1999       2000        1999
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $    55,279  $  181,120  $   236,828  $  273,250

COST OF PRODUCTS SOLD              23,682      13,512       75,891      25,785
                              -----------  ----------  -----------  ----------
GROSS PROFIT                       31,597     167,608      160,937     247,465

CONSULTING SERVICES AND OTHER
OPERATING REVENUE                     -         1,290          -         7,790

SELLING, GENERAL AND              142,399      68,660      285,382     182,833
ADMINSISTRATIVE EXPENSE       -----------  ----------  -----------  ----------

INCOME(LOSS)FROM OPERATIONS      (110,802)    100,238     (124,445)     72,422
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
Investment and other
   income(loss)                       197          75          276       (3003)
Interest expense                   (5,121)       (608)     (11,409)       (874)
                              -----------  ----------  -----------  ----------
   Total other income
     (expense)                     (4,924)       (533)     (11,133)     (3,877)

MINORITY INTERESTS IN
SUBSIDIARY                            -           319          -           319
                              ------------ ----------  -----------  ----------
INCOME (LOSS) BEFORE INCOME
  TAX                            (115,726)    100,024     (135,578)     68,864

INCOME TAX EXPENSE                    -        17,000          -        17,000
                              -----------  ----------  -----------  ----------
NET INCOME (LOSS)             $  (115,726) $   83,024  $  (135,578) $   51,864
                              ===========  ==========  ===========  ==========
NET INCOME (LOSS) PER COMMON
 SHARE                        $     (0.03) $     0.05  $     (0.04) $     0.04
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      3,655,341   1,522,175    3,567,767   1,383,269
                              ===========  ==========  ===========  ==========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2000           1999
                                                     ----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $ (135,578)   $    51,864
                                                     ----------    -----------

 Adjustments  to  reconcile  net  income
  to net cash provided by operating
  activities:
    Depreciation and amortization                        10,806          5,756
    Minority interests in subsidiary                        -             (319)
    Loss on sale of investments                             -            3,122
    Stock issued for services                            15,000         23,656
    Increase in accounts receivable                     (11,352)      (103,734)
    Decrease (increase)in inventory                      22,580        (31,934)
    Decrease (increase)in other current assets           15,000         (5,945)
    Decrease in deferred income taxes                       -           17,000
    Increase in accounts payable and
      accrued expenses                                   93,868         52,214
                                                     ----------    -----------
        Total adjustments                               145,902        (40,184)
                                                     ----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          10,324         11,680
                                                     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                    (103,644)       (80,886)
 Repayment of employee loan                              11,259            -
 Proceeds from sale of investment                           -           10,261
                                                     ----------    -----------

    NET CASH USED IN INVESTING ACTIVITIES               (92,385)       (70,625)
                                                     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payments) on long term debt                   (9,642)        32,494
 Net payments on line of credit                             417            -
 Payments on loan payable to stockholder                 (8,383)           -
 Proceeds from sales of stock                            30,000         35,000
 Payment for stock repurchase                               -           (6,389)
                                                     ----------    -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES            12,392         61,105
                                                     ----------    -----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  (69,669)         2,160

CASH AND CASH EQUIVALENTS, beginning of period           73,425         36,883
                                                     ----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $    3,756    $    39,043
                                                     ==========    ===========

                                  (Continued)
                                      F-4

                                CTD HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                            Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                         2000           1999
                                                     ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $   11,409     $     874
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Purchase of land, building and equipment with
debt financing                                       $      -       $ 204,756
                                                     ==========     =========
Purchase of rights to intellectual property
with obligation to issue common stock                $      -       $  31,000
                                                     ==========     =========

Stock issued to officer in satisfaction of
bonus accrual                                        $    7,800     $     -
                                                     ==========     =========
Stock issued to consultant for prepaid
public relations services                            $   40,000     $     -
                                                     ==========     =========

Stock issued for rights to intellectual
property                                             $   10,000     $     -
                                                     ==========     =========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

The information presented herein as of June 30, 2000, and for the three and six months ended June 30, 2000, and 1999, is unaudited.

(1)   BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc., (formerly known as Cyclodextrin Technologies Development, Inc.) and its subsidiaries.

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

Operating results for the three and six month period's ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

(2)  PRIVATE PLACEMENT OF STOCK:

Beginning in 1999, the Company began offering a total of 1,300,000 shares of common stock under a private placement memorandum to expire September 10, 2000. In 1999, 40,000 shares were sold for $15,000, less direct offering costs of $ 5,279. For the six months ended June 30, 2000, 20,000 shares were sold for $ 30,000.

In 1999, the Company also sold 160,000 of common stock for $35,000.

(3) NET LOSS PER COMMON SHARE:

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net loss per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation.

(4) COMMITMENTS AND CONTINGENCIES:

In February 2000, the Company entered into a construction contract to build two additional mushroom growing houses for $55,510. This amount has been accrued as of June 30, 2000.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

(4)    COMMITMENTS AND CONTINGENCIES:  (Continued)

On March 1, 2000, the Company entered into a one year public relation contract with a consultant. The Company issued the consultant 200,000 shares of common stock. The Company valued the shares at $40,000, approximately 50% less than the bid price on the contract date. The Company recorded a prepaid asset of $40,000, which is being amortized over one year, the life of the contract.

On April 1, 2000, the Company adopted a stock bonus plan for the Company's president. The amount of stock due each month is equal to $5,000 divided by 50% of the lowest stock trade amount for that month. The Company issued 75,566 shares and expensed $15,000 during the three months ended June 30, 2000.

(5) CORPORATE CHANGES:

In April 2000, the Company changed its name to CTD Holdings, Inc. from Cyclodextrin Technologies Development, Inc.

Also in April 2000, the Company effected a 2 for 1 stock split of its outstanding common stock.

The accompanying financial statements and notes have been restated for all periods presented to reflect these changes.

(6) SEGMENTS:

During the second quarter of 1999, the Company began cultivating exotic mushrooms and herbs. The Company now has two segments, Cyclodextrin products and mushroom products. Information specific to these two segments follows:

                                         Six Months Ended
                                             June 30,
                 ---------------------------------------------------------------
                            2000                                   1999
                 -----------------------------  --------------------------------

                 Cyclodextrins     Mushrooms         Cyclodextrins     Mushrooms
                 -------------     ---------         -------------     ---------

Sales            $     222,228     $  14,600         $     236,828     $     -

Income (loss)
 from operation  $      32,555     $(157,000)        $      72,422     $     -


                        June 30, 2000
                        -------------

                 Cyclodextrins     Mushrooms
                 -------------     ---------

Total assets     $    425,000      $ 375,000

Item 2. Management Discussion and Analysis or Plan of Operation


                     (MD&A) Management Discussion & Analysis
                                 As of 06/30/00
                                   CTDH, Inc.



Management Discussion and Analysis
----------------------------------

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, the Company's working capital was ($22,040) compared to $120,186 at December 31, 1999. This decrease is attributable to a decrease in sales resulting in a net loss of ($135,578) for the six months ending June 30, 2000, the construction of two new mushroom grow houses ($55,000), and the development of a new website ($30,000).

The Company operates two business segments, cyclodextrin products (CTD) and mushroom cultivation (NSME). The Company continues to experience volatility in CTD sales. Management believes sales will stabilize to last year's levels during the remainder of 2000.. CTD's sales are only 19% lower ($273,250 vs. $222,218) than the same six month period last year. With the return of CTD sales to normal levels and increased revenue from NSME sales for the remainder of 2000, management expects liquidity to improve.

The Company has begun an analytical study of the ingredients in its Shiitake and Reishi mushrooms. The goal of these studies is to prove the existence in these extracts of certain natural ingredients that are known to have medicinal properties. From that point, complexes with CD's will be made and clinical trials will be started, contingent on the availability of the necessary funds.

The Company is in the first year of a two year extension of its lease for its existing 3000 square-foot office and lab facility. Rent for the space remains at just under $2000 per month. The Company hopes to move from this facility into the building on its newly purchased property some time in the fourth quarter of this year. The timing of that move will depend on the availability / allocation of funds necessary to complete the needed renovations. The Company intends to sublet its existing space when that move is completed, certainly before the end of the two year extension, November, 2001.

In keeping with its commitment to use the Internet as its major advertising and public relations outlet, the Company has entered into an agreement with its current, local ISP and Web Site managing company, Livewire, to significantly upgrade its current Web Site. The Company has created an asset of $30,000 for this upgrade, which includes substantial cosmetic and operational alterations and expansion of the revenue producing databases.

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

To further enhance the successful implementation of its strategic plan, the Company changed the name of Cyclodextrin Technologies Development, Inc. to CTD Holdings, Inc. (CTDH). The Company created a new subsidiary, Cyclodextrin Technologies Development, Inc. (CTD) to operate its cyclodextrin business entity. The Company's other subsidiary, Natural Spirit Mushroom Enterprises, Inc. (NSME) operates a mushroom cultivating farm. The resulting holding company structure will facilitate the legal implementation of future acquisitions and stock transactions.

Results of Operations
---------------------

Sales of cyclodextrin and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities in CD related research and development services for unrelated companies and expand its line of manufactured products. During the last quarter of 1999, the Company began the start up of a mushroom farm that will provide future products for the rapidly expanding $5 billion natural medicinals industry, thereby diversifying its revenue base into an even greater number of manufactured products.

The Company has completed the start-up phase of its natural medicinals venture at the newly acquired 40-acre farm in High Springs, FL. Through its subsidiary, Natural Spirit Mushroom Enterprises, Inc. (NSME), the company has successfully established a growing sales base for its edible exotic mushrooms. In the second quarter of 2000, NSME sold more than $7,000 of certified organic Shiitake mushrooms and produce, matching its first quarter sales. At the end of July, NSME had one of two new grow houses on line for a total of three; the fourth grow house will become operational in early August. The added capacity will allow the Company to produce 2,000 lbs. per month of mushrooms by the end of 2000. Based on the great demand for edible mushrooms that NSME is experiencing, management believes quickly increasing growing capacity will be rewarded with increased sales.

Total product sales decreased $126,270 ($181,549 vs. $55,279) from the first quarter of 2000. Sales for the six months ended June 30, 2000 were $36,422 less than sales for the six months ended June 30, 1999 ($236,828 vs. $273,250). The primary cause of this decrease is the historical volatility seen with the CTD's sales. This decrease does not exceed the levels of volatility seen before for CTD. Currently, the NSME subsidiary's quarterly sales are small ( $7,000) and were essentially the same in the first and second quarter of 2000. As NSME's contribution to sales increases, the Company expects to see less volatility in quarter to quarter sales volume.

Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services continue to be concentrated among a few large customers.

Sales of NSME products are currently to local restaurants and produce distributors. The demand by these users will exceed NSME's ability to supply them for the immediate future. Even so, NSME is beginning to introduce its products to national distributors and larger supermarkets. NSME is also selling its exotic mushrooms through an Internet portal at www.mushroomshoppe.com to high-end customers such as 5-star restaurants.

The company's gross profit margin (GPM) decreased to 67% for the six months ending June 30, 2000,from 90% for the six months ending June 30, 1999.. This decrease is due to a combination of a change in the Company's product mix from 1999 to 2000, and as a result of lower margins on the NSME products. The Company does not expect its GPM to decrease below 50% for the remainder of 2000 as a result of these changes.. SG&A expenses did not significantly change ($ 142,399 vs. $ 143,183) from the first quarter 2000 to the second quarter 2000. SG&A for 2000 is up significantly compared to 1999 due to the addition of the NSME operations at the end of 1999. The company expects this level of expenses to decrease as the NSME subsidiary moves out of the start-up phase into a more efficient manufacturing phase; but, these expenses are expected to again increase to support the expected growth in production and sales at NSME by the fourth quarter. Management intends to use the existing levels of expenses as a not-to-exceed target for future growth of subsidiaries and addition of new subsidiaries.

The Company's operating loss for the three months ended June 30, 2000 was $115,726 compared to the loss of $19,851 for the three months ending March 31, 2000. The increase in the loss is due to the significant drop in sales for the quarter experienced by the CTD subsidiary. The Company had a loss of ($135,578) for the six months ended June 30, 2000 compared to net income of $51,864 for the six months ended June 30, 1999. The primary reason for the decrease in profitability is due to the start-up of the NSME operations beginning at the end of 1999. Management has moved NSME out of the start-up phase into the operating phase and will begin reducing expenses to a level necessary to support efficient operations; combined with increased revenues from greater production of mushrooms, management intends to reduce NSME's losses substantially during the remainder of 2000 to a level that will permit CTDH to be profitable. By the end of 2000 management expects NSME to add to the company's profitability at the rate of about $ 5,000 per month.

The Company will continue to introduce new products through its subsidiaries that will enhance profitability; and it will continue to implement its strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods.

Forward-looking Statements
--------------------------

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statement. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for cyclodextrin and mushrooms; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; production and pricing levels of important raw materials; and difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

All common shares of the Company were doubled pursuant to a two for one stock split effective May 1, 2000. From March 31, 2000, to June 30, 2000, President C.E. Rick Strattan was issued 75,566 shares valued at more than $10,000 as compensation. Twenty thousand common shares were sold to Chris Kent, and 40,000 common shares were sold to George Fails for $.50 per share. On April 24, 2000, the Company issued 200,000 common shares to Randy McAtee in consideration of his services provided pursuant to the Public Relations Service Agreement entered into with the Company on March 1, 2000. All share certificates contained restricted legends. All shares were issued pursuant to exceptions from registration under Section 4(2) of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

                                     None.