Form 10QSB
period 2000-09-30
CTD HOLDINGS INC
filed 2000-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2000.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____

Commission file number: 0-24930

                             CTD HOLDINGS INC.
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

     Check whether the registrant filed all documents and reports required to befiled by Section 12, 13 or 15 (d) of the Exchange Act after the distribution ofsecurities under a plan confirmed by a court. No.

Applicable only to corporate issuers

     As of November 10, 2000, the Company had outstanding 3,979,195 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):

 No.

PART I:  Financial Information

            CTD HOLDINGS INC. CONSOLIDATED BALANCE SHEET (Unaudited)
                                                                    ASSETS

                                                               September 30,2000
                                                                 --------------
CURRENT ASSETS

 Cash and cash equivalents                                         $        -
 Accounts receivable                                                   54,044
 Inventory                                                             60,576
 Deferred tax asset                                                    15,000
 Notes receivable                                                      20,603
 Other current assets                                                  20,520
                                                                  ------------
     Total current assets                                             170,743

                                                                  ------------
Property and equipment, net                                           436,028

                                                                  ------------
OTHER ASSETS

     Intangibles, net                                                  26,172
     Deferred tax asset                                               180,000
                                                                  ------------
         Total other assets                                           206,172

                                                                  ------------
TOTAL ASSETS                                                       $  812,943
                                                                  ============

                                   (continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30, 2000

                                                             ------------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                            $    188,117
 Current portion of long-term debt                                      26,003
 Line of Credit                                                         25,501
 Due to Shareholder                                                     13,175
                                                                 -------------
                 Total current liabilities                             252,796

                                                                 -------------

Long-Term debt, less current portion                                   179,309

                                                                 -------------
STOCKHOLDERS' EQUITY

 Class A common stock, par value $.0001 per share,
   9,900,000 shares authorized, 3,835,958 shares issued
   and outstanding;  Class B non-voting common stock, par
   value $.0001 per share, 10,000,000 shares authorized,
   0 shares issued and outstanding                                         384

 Additional paid-in capital                                          1,883,519
 Accumulated deficit                                                (1,503,065)

                                                                 --------------
     Total stockholders' equity                                        380,838

                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    812,943
                                                                  =============

                See Accompanying Notes to Financial Statements

                                                                                 CTD HOLDINGS, INC.
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                     ----------------------          ----------------------
                                                           2000        1999                2000        1999
                                                     ----------  ----------          ----------  ----------
PRODUCT SALES                                        $  76,302   $  125,810          $ 313,130   $  399,060

COST OF PRODUCTS SOLD                                                18,664             19,199       94,556       44,984
                                                     ----------  ----------          ----------  ----------
GROSS PROFIT                                             57,638     106,611             218,574     354,076

CONSULTING SERVICES AND OTHER                                -          431                  -        8,221
OPERATING REVENUE

SELLING, GENERAL AND                                    122,179     105,067             407,561     287,900
ADMINSISTRATIVE EXPENSE
                                                     ----------  ----------          ----------  ----------
INCOME(LOSS)FROM OPERATIONS                            (64,541)       1,975           (188,987)      74,397
                                                     ----------  ----------          ----------  ----------

OTHER INCOME (EXPENSE)

Investment and other income(loss)
                                                           (159)       2,308               118         (695)
Interest expense                                         (3,224)      (4,952)          (14,633)      (5,826)
                                                      ----------  ----------          ----------  ----------
   Total other income (expense)
                                                         (3,383)      (2,644)          (14,515)      (6,521)
MINORITY INTERESTS IN                                         -        1,239                 -        1,558
SUBSIDIARY                                             ---------   ----------          ---------   ----------

INCOME(LOSS)BEFORE INCOME TAX
                                                        (67,924)         570          (203,502)      69,434

INCOME TAX EXPENSE                                            -            0                 -       17,000
                                                     -----------  ----------          ----------  ----------
NET INCOME (LOSS)                                     $ (67,924)   $     570          $(203,502)  $  52,434
                                                     ===========  ==========          ==========  ==========
NET INCOME (LOSS) PER
COMMON SHARE                                          $    (.02)   $    0.00          $    (.06)  $    0.03
                                                     ===========  ==========          ==========  ==========WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES OUTSTANDING
                                                      3,763,440    1,551,577          3,639,392   1,516,724
                                                     ===========  ==========          ==========  ==========
                                                                   See Accompanying Notes to Financial Statements

                                     F-3


                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        2000            1999
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                   $ (203,502)   $    52,434
                                                     ------------  ------------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:

  Depreciation and amortization                          16,444         10,923
  Minority interests in subsidiary                            -         (1,558)
  Loss on sale of investments                                 -          3,122
  Stock issued for services                              30,000         23,656
  Increase in accounts receivable                       (32,780)       (59,083)
  Decrease (increase) in inventory                       24,673        (57,675)
  Decrease (increase) in other current assets            25,500        (15,468)
  Decrease in deferred income taxes                           -         17,000
  Increase in accounts payable and
   accrued expenses                                     129,351         61,521
                                                     ------------  ------------
        Total adjustments                               193,188        (17,562)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                   (10,314)        34,872
                                                     -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                     (105,687)     (116,012)
 Repayment of employee loan                               15,387             -
 Proceeds from sale of investment                              -        10,261
                                                      ------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                   (90,300)      (105,751)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from long term debt                                 -         32,494
 Payments on long term debt                             (18,243)       (29,043)
 Net proceeds on line-of-credit                          22,207              0
 Payments on loan payable to stockholder                 (6,775)             0
 Proceeds from sales of stock                            30,000         44,721
 Stock repurchase                                             -         (6,389)
                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                27,189
41,783
     ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (73,425)       (29,096)

CASH AND CASH EQUIVALENTS, beginning of period           73,425         36,883
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $        -    $     7,787
                                                     ============  ============

                                  (Continued)

        CTD HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWSIncrease
                     (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                     --------------------------
                                                        2000            1999
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $    14,633   $      4,952
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Purchase of Land, building and equipment with
 debt financing                                      $    13,160   $    204,756
                                                     ===========   ============
Acquisition of goodwill by issuing common stock      $    10,000   $     14,000
                                                     ===========   ============
Common Stock issued for services                     $    30,000   $         -
                                                     ===========   ============
Stock issued to officer in satisfaction of bonus
 Accrual                                             $     7,800   $         -
                                                     ==========    ============
Stock issued to consultant for prepaid public
 relations services                                  $   40,000    $         -
                                                     ==========    ============

                 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
           NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2000(Unaudited)

     The information presented herein as of September 30, 2000, and for the six and nine months ended September 30, 2000, and 1999, is unaudited.

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

     Operating results for the three and nine month period's ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1999.

(2)  PRIVATE PLACEMENT OF STOCK:

     Beginning in 1999, the Company began offering a total of 1,300,000 shares of common stock under a private placement memorandum to expire September 10, 2000. In 1999, 40,000 shares were sold for $15,000, less direct offering costs of $ 5,279. For the nine months ended September 30, 2000, 20,000 shares were sold for $ 30,000.

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)

(4)    COMMITMENTS AND CONTINGENCIES:

     On March 1, 2000, the Company entered into a one year public relation contract with a consultant. The Company issued the consultant 200,000 shares of common stock. The Company valued the shares at $40,000, approximately 50% less than the bid price on the contract date. The Company recorded a prepaid asset of $40,000, which is being amortized over one year, the life of the contract.

     On April 1, 2000, the Company adopted a stock bonus plan for the Company's president. The amount of stock due each month is equal to $5,000 divided by 50% of the lowest stock trade amount for that month. The Company issued 75,566 shares and expensed, $15,000 and $30,000 during the three months, and nine months ended September 30, 2000.

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

(6) SEGMENTS:

During the second quarter of 1999, the Company began cultivating exotic mushrooms and herbs. The Company now has two segments, Cyclodextrin products and mushroom products. Information specific to these two segments follows:

                                         Nine Months Ended
                                           September 30,
                 ---------------------------------------------------------------
                            2000                                   1999
                 -----------------------------  --------------------------------
                 Cyclodextrins     Mushrooms         Cyclodextrins     Mushrooms
                 -------------     ---------         -------------     ---------

Sales            $  289,052        $  24,078         $    399,060     $     -

Income (loss)
 from operations $    4,998        $(208,500)        $     74,397     $     -

                      September 30, 2000
                      -------------------
                 Cyclodextrins     Mushrooms
                 -------------     ---------
Total assets     $   425,000       $ 388,000


Item 2. Management Discussion and Analysis or Plan of Operation
PART II: Other Information
(MD&A) Management Discussion & Analysis As of 9/30/00

                                CTD Holdings, Inc.

Liquidity and Capital Resources

     As of September 30, 2000, the Company's working capital was ($82,053) compared to $120,186 at December 31, 1999. Working capital continued to decrease as a result of continued losses in the third quarter ($68,000); however the magnitude of the third quarter loss was reduced significantly (41%)from the second quarter loss ($115,500. This loss reduction came about as a result of a $20,000 reduction in expenses (primarily personnel costs) and a $20,000 increase in sales over the previous quarter. Management intends to maintain this trend of increasing product sales and decreasing expenses in the fourth quarter, with the goal of achieving a near positive working capital situation by year end 2000.

     The Company operates two business segments, cyclodextrin products (CTD) and mushroom cultivation (NSME). The Company continues to experience volatility in CTD sales. The Company's CTD sales at September 30, 2000 ($289,000) were only 72% of 1999 sales ($399,000), but management forecasts that a strong fourth quarter will allow the Company to achieve total sales for 2000 to exceed $400,000 but to be less than 1999 total sales of $557,000. Combined with continued reduction in expenses, management expects CTD sales to increase coupled with increased revenue from NSME sales for the remainder of 2000, to improve liquidity.

     The Company has completed a preliminary analytical study of the ingredients in its Shiitake and Reishi mushrooms extracts. The goal of these studies is to prove the existence in these extracts of certain natural ingredients that are known to have medicinal properties. Depending on the conclusions reached after evaluating the results of these analytical experiments, the Company hopes that it will be able to move to the next phase of its project to create complexes of these natural ingredients and begin clinical trials.

     The Company is in the first year of a two year extension of its lease for its existing 3000 square-foot office and lab facility. Rent for the space remains at just under $2000 per month. The Company will probably not move from this facility into the building on its newly purchased property until 2001. Part of the office staff has already moved to the new facility. The timing of the completed move will depend on the availability / allocation of funds necessary to complete the needed renovations. The Company intends to sublet its existing space when that move is completed, certainly before the end of the two year extension, November, 2001.

     In keeping with its commitment to use the Internet as its major advertising and public relations outlet, the Company has entered into an agreement with its current, local ISP and Web Site managing company, Livewire, to significantly upgrade its current Web Site. The Company has invested $30,000 for this upgrade, which includes substantial cosmetic and operational alterations and expansion of the revenue producing databases. The upgraded site became "live" in late October replacing the old site. As a result of this upgrade, the Company expects the site to begin generating revenue of approximately $1000 per month by the end of the year.

     In early May of this year, the Company responded to increased demand for its stock by authorizing and implementing a 2 for 1 forward split of its common stock (May 1 - date of record; May 20 - pay date; May 22 - execute date). Management believes that this action is a good way to begin to alleviate the mechanical trading problem of too small a float in the market of its common stock. Management believes that an increase in the Company's market capitalization will enhance the probability of the Company's success in acquiring other companies, implementing one part of its strategic plan to file for NASDAQ listing in 2001.


     To further enhance the successful implementation of its strategic plan, the Company changed the name of Cyclodextrin Technologies Development, Inc. to CTD Holdings, Inc. New stock symbol (CTDH). The Company created a new subsidiary, Cyclodextrin Technologies Development, Inc. (CTD) to operate its cyclodextrin business entity. The Company's other subsidiary, NSME, Inc. (NSME) operates a mushroom cultivating farm. The resulting holding company structure will facilitate the legal implementation of future acquisitions and stock transactions.

Results of Operations

     Sales of cyclodextrin and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities in CD related research and development services for unrelated companies and expand its line of manufactured products. During the last quarter of 1999, the Company began the start up of a mushroom farm that will ultimately provide products for the rapidly expanding $5 billion natural medicinals industry, thereby diversifying its revenue base into an even greater number of manufactured products.

     The Company has completed the start-up phase of its natural medicinals venture on its 40-acre farm in High Springs, Florida acquired in 1999. Through its subsidiary, NSME, Inc. (NSME), the company has successfully established a growing sales base for its edible exotic mushrooms. In the third quarter of 2000, NSME sold more than $9,000 of certified organic Shiitake mushrooms and produce. At the end of July, NSME had one of two new grow houses on line for a total of three; the fourth grow house became operational in early August. The added capacity will allow the Company to produce 2,000 lbs. of mushrooms per month by the end of 2000. The Company has instituted a new management structure that is responsible for meeting prescribed production quotas and is undertaking a new investigation of the demand that can be expected over the next two year for its mushroom production.

     Total product sales increased from $55,000 in the second quarter to $76,630 in the third quarter of 2000; however, year to date sales are only 78% of the sales total for the nine months of 1999. Again, the volatility of CTD's sales continues to be unpredictable and primarily responsible for the decrease. Sales of CTD products for the fourth quarter are expected to exceed $100,000 . Even so, management expects to reach only 80-85% of 1999 sales levels for the year 2000.

     Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services continue to be concentrated among a few large customers.

     Sales of NSME products are currently to local restaurants and produce distributors. The demand by these users will exceed NSME's ability to supply them for the immediate future. Even so, NSME is beginning to introduce its products to national distributors and larger supermarkets. NSME is also selling its exotic mushrooms through an Internet portal at www.mushroomshoppe.com to high-end customers including one 5-star restaurant.

     The Company's gross profit margin (GPM) increased from the second quarter (57 %) to the third quarter (75%); however, for the nine months ended September 30,2000, the GPM was 69% versus 89% for the same period in 1999 This decrease is due to a combination of a change in the Company's product mix from 1999 to 2000, and as a result of lower margins on the NSME products. The Company does not expect its GPM to decrease below 50% for the remainder of 2000 as a result of these changes. SG&A expenses decreased ($121,179, vs. $ 142,399) from the second quarter 2000 to the third quarter 2000. SG&A for 2000 is up significantly compared to 1999 due to the addition of the NSME operations at the end of 1999. Management intends to use the existing levels of expenses as a not-to-exceed target for future growth of subsidiaries and addition of new subsidiaries.

     The Company's operating loss for the three months ended September 30, 2000 was $67,924 compared to the loss of $115,726 for the three months ending June 30,2000. The decrease in loss is due to the slight increase in sales experienced by CTD from the second quarter to the third quarter ($55,000 vs. $76,630) combined with the $20,000 reduction in expenses (primarily personnel costs)for the same period. The Company had a loss of ($203,502) for the nine months ended September 30, 2000 compared to net income of $52,434 for the nine months ended September 30, 1999. The primary reason for the decrease in profitability is due to the impact of start-up of the NSME operations beginning at the end of 1999. Management has moved NSME out of the start-up phase into the operating phase and will maintain expenses at a level necessary to support efficient operations; combined with increased revenues from greater production of mushrooms, management intends to reduce NSME's losses substantially during the remainder of 2000 to a level that will permit the company to realize a net profit for the fourth quarter.

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

Item 2.   Changes in Securities and Use of Proceeds

     The following common shares were sold by the company on the date shown and for the consideration stated in reliance on Section 4(2) of the Securities Act of 1933:





Shareholder                            No. Shares                         Consideration                Date

C.E. Rick Strattan                      32,051                            Bonus                        7/13/2000

C.E. Rick Strattan                      31,250                            Bonus                        8/5/2000

C.E.Rick Strattan                       35,461                            Bonus                        9/7/2000

C.E. Rick Strattan                      38,461                            Bonus                        10/3/2000


     Item 6. Exhibits and Reports on Form 8-K

None.

(a) Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

  (11)      Statement re: Computation of Per Share Earnings            Note 3,
                                                                      Financial
                                                                     Statements

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