Form 10KSB
period 2000-12-31
CTD HOLDINGS INC
filed 2001-04-02
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from _________ to _________

                         Commission file number 0-24930

                                 CTD HOLDINGS, INC.
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

                               Class A Common Stock
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year:  $384,590.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $283,507 based on the average high and low price as of March 29, 2001 of $1.45 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,991,220 shares of Common Stock as of March 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes No X

PART I

Item 1.  Description of Business

     CTD Holdings, Inc. ("the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. The Company sells cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. The Company has recently began growing and selling mushrooms. The Company also provides consulting services.

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


Mushrooms

     On May 7, 2000, the Company created Natural Spirit Mushroom Enterprise, Inc., a Florida corporation, for the purpose of growing, developing and marketing mushroom-based products, some of which would be combined with cyclodextrin to be used in herbal, cosmetic and alternative medicines. Natural Spirit acquired the rights to certain proprietary methods of exotic mushroom cultivation from a defunct mushroom producing company. CTD issued 26,500 shares of its common stock to investors and promoters of the defunct company for their rights to certain processes expected to be used by Natural Spirit. 98% of the outstanding shares of Natural Spirit are owned by the Company with 1% being owned by C.E. Rick Strattan and 1% being owned by the Chief Operating Officer of Natural Spirit, John Lindsay.

     CTD believes that the addition of Natural Spirit to the CTD structure has dual benefits for CTD. The direct benefit comes from the expectation that Natural Spirit will become fully operational by year end, and will provide a less volatile source of income from its sales of exotic mushrooms. The indirect benefit lies complimentary nature of the respective products of CTD and Natural Spirit. The exotic mushrooms and the expertise of Natural Spirit provide an excellent opportunity for CTD to expand its own product line into dietary supplements utilizing the active ingredients from the mushrooms and the cyclodextrins of CTD. In 2000, the revenues obtained from the sale of mushrooms by the Company were $1,582. The Company expects the sales of mushrooms by Natural Spirit to increase to exceed $100,000 in 2000.

     Natural Spirit's operations have been financed by CTD. CTD made an initial direct investment of approximately $80,000 to acquire approximately 40 acres of land, building and equipment formerly used as a Mushroom Farm. The funds came from profits from operations and $50,000 in new CTD stock sold between March and June of 2000.

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

CD Products

     The Company's CD products include its Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 15 different varieties of CDs and the Aquaplex product line includes more than three dozen different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company believes that by marketing Garlessence it has demonstrated industry leadership. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved: Trappsol(R), Garlessence(R), and Aquaplex (R). These properties add to the intangible asset value of the Company.

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


Employees

     In 2000 the Company employed 9 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.

     The Company occupies a 3,000 sq. ft. building at 3713 S.W. 42nd Ave., Suite 3, Gainesville, Florida 32608, pursuant to a 5-year lease beginning November 1, 1994. In 2000, this lease was extended for an additional two-year period until November 2000, at an annual rent of $21,888. The Company also has an option to lease an additional 3,000 sq. ft. of space. The Company houses its administrative offices in approximately 1,100 sq. ft. of this space; an additional 550 sq. ft. is dedicated to laboratory/manufacturing functions. The remaining 1,350 sq. ft. has been prepared for additional laboratory and pilot plant manufacturing use.

     The current marketing and sales activities are implemented from that site. The entire 6,000 sq. ft. could support a total of 12 - 15 people and therefore is expected to be adequate for the foreseeable future. Current total office and laboratory operating expenses excluding salaries have increased to about $20,000 per month with the creation of NSME.

     On June 4, 2000, the Company bought approximately 40 acres in Alachua County, Florida, for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The property had been developed in part as a mushroom growing facility. Since the purchase of the property, the Company has continued to develop the property and use the property to grow various types of mushrooms. The property contains two grow-houses which the Company believes are adequate to grow approximately 24,000 pounds of mushrooms per year. Two additional grow-houses are under construction. There is a residential building which is being used to house the operations of the Company's mushroom-growing subsidiary.

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


                                    High               Low
1995          First Quarter        $ 7.50            $ 3.00
              Second Quarter       $ 8.50            $ 4.25
              Third Quarter        $ 9.00            $ 4.00
              Fourth Quarter       $ 8.00            $  .50
1996          First Quarter        $ 2.25            $  .50
              Second Quarter       $ 1.0625          $  .75
              Third Quarter        $ 2.25            $  .25
              Fourth Quarter       $ 1.00            $  .625
1997          First Quarter        $ 3.00            $  .75
              Second Quarter       $ 1.50            $  .562
              Third Quarter        $  .562           $  .437
              Fourth Quarter       $ 1.062           $  .531
1998          First Quarter        $ 0.875           $ 0.375
              Second Quarter       $ 0.625           $ 0.375
              Third Quarter        $ 0.500           $ 0.281
              Fourth Quarter       $ 0.260           $ 0.170
1999          First Quarter        $ 0.406           $ 0.115
              Second Quarter       $ 0.437           $ 0.156
              Third Quarter        $ 0.25            $ 0.187
              Fourth Quarter       $ 0.468           $ 0.156
2000          First Quarter        $                 $
              Second Quarter       $ 2.34            $
              Third Quarter        $  .437           $  .203
              Fourth Quarter       $  .344              .1875



     Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         Holders

     As of December 31, 2000, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 56.

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

Liquidity and Capital Resources

     As of December 31, 2000, the Company's net working capital was $120,186, and $90,093 at the end of 1999; the Company's net working capital steadily grew over the year to this level.

     Total product sales for 2000 more than doubled ($557,495 vs. $276,325) from the year before. This substantial increase resulted from the anticipated emergence of new users of cyclodextrins (CD) resulting from the greater regulatory acceptance of CD's for use in commercial products. More specifically to the Company, the increase resulted from first time customers in addition to its major customers buying more CD's more frequently during the year. The Company's consulting revenues increased as well over the year before ($9,466 vs. $350), and should continue to increase.

     Inventory more than doubled from year-end 1999 to 2000 ($85,249 vs. $32,786). These levels were increased in anticipation of the continued strong sales expected for the first quarter of 2000.

     In 2000, the company obtained $35,000 in a private placement of 70,000 shares of 144 restricted common shares of the company. An additional $15,000 was raised by the sales of 20,000 shares as part of a 505D offering. The Company used these funds and approximately $300,000 of debt equity to purchase 40 acres of land, buildings, and equipment to be used by the Company's new subsidiary, Natural Spirit Mushroom Enterprises, Inc. (Natural Spirit). If the offering is sold out, an additional $1,272,500 from sales of an additional 630,000 shares of the Company's stock is expected to be used in the development and expansion of the Natural Medicinal Project underway at Natural Spirit.

     The Company currently has a $25,000 credit line with approximately $ 3,000 outstanding balance as of December 31, 2000. The Company also has available approximately $ 50,000 in combined credit card lines with less than $ 8,000 outstanding.

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

     The Company's total assets more than doubled ($766,745 vs. $325,447) from year end 2000 to year end 2000 as a result of its strong sales performance and the acquisition of approximately $330,000 of property and equipment in 2000.

     In the second quarter of 2000, the Company took its first step into the direct production of a dietary supplement class of products by obtaining the rights to certain trade secret technology, which dramatically improves the production capabilities for mushroom cultivation, and purchased a site to utilize this technology for the production of exotic mushrooms and other medicinal plants. The acquisition marks the beginning of the Company's expansion into a basic manufacturing role for all types of alternative medicines. The immediate strategy is for the Company to grow selected exotic mushrooms in bulk for the edible market, for research, and for its own development of alternative medicines based on the natural ingredients in selected mushrooms. By the end of December 2000 Natural Spirit had produced for sale approximately 1000 lbs. of Shiitake mushrooms and had generated revenue of approximately $1000.

Results of Operations

     Sales for the year ended December 31, 2000 ($557,495) were more than double the sales for the same period in 2000 ($276,352). Sales of CD's and related manufactured complexes have historically been highly volatile. This large increase in 2000 was the result of first time customers and increased sales to existing customers. The average size of the Company's sales increased in 2000 from 2000. These new customers significantly reduced the Company's dependence of the past on just one or two major purchasers. In 2000 one company accounted for 48% of the Company's sales; in 2000 that same company, while buying more, only accounted for 28% of the Company's total product sales in 2000. Management's goal is to continue to diversify its sales base. Sales to three customers represented 58% of 2000 sales while two customers accounted for 59% of 2000 sales.

     The Company's gross profit margin on product sales increased from 80%
(2000) to 86% in 2000. This increase was primarily due to the advancement of projects the Company has been nurturing for several years to stages where a greater volume of CD's is required. The Company sold more of its higher gross margin products in 2000 compared to 2000.

     Selling, general and administrative (SG & A) expenses for 2000 ($392,492) increased 124% over those of 2000 ($175,427), which doesn't include $127,876 of one-time expenses that were reported in the total expenses of 2000. The Company believes that the increase was due in large part to its acquisition and start up of its subsidiary, Natural Spirit. While a 100% increase in expenses is not unheard of to double sales, the Company's management is examining all aspects of Natural Spirit operations to see that the expenses associated with Natural Spirit are significantly reduced in 2000. One of management's goals is to keep total SG & A expenses below $250,000 for the year 2000.

Consulting services were $9,466 in 2000 compared to $350 in 1999.
Management expects these revenues to grow slightly in 2000.

     The Company has unused operating loss carryforwards and deductible temporary differences totaling approximately $1,366,000 at December 31, 2000. If not used, the carryforwards expire in years beginning in 2009. If all the operating loss carryforwards and deductible temporary differences were used, the Company would realize a deferred tax asset of approximately $314,000 based upon expected income tax rates. The Company has previously recognized the benefit of these deferred tax assets. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Although realization is not assured, Management believes that approximately 60% of the deferred tax asset will be realized based upon anticipated profitability in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The Company recorded income tax expense of $20,000 and $35,000 in 1999 and 2000, respectively, although the Company was not required to pay income taxes in
these years. The income tax expense in      was a result of reporting net income
for the year and a change in the deferred tax asset valuation allowance. The
income tax expense in       was a result of a change in the deferred tax asset
valuation allowance.

     The Company absorbed $150,512 of Natural Spirit start-up expenses (38% of its total SG & A expenses) using operational revenue and still reported a consolidated net income of $69,407 in 2000 compared to a loss of $109,583 in 2000.

     The Company continues to develop new products, seek additional financing, and implement its strategy of creating operational affiliates that will use CD's in herbal medicines, waste water remediation, and pharmaceuticals.

Item 7.  Financial Statements


                        [LETTERHEAD OF JAMES MOORE & CO.]

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of CTD Holdings, Inc.:



     We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced a significant operating loss and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/James Moore & Company
January 25, 2001
Gainesville, Florida

The accompanying notes to financial statements are an integral part of this statement.
                                     F - 1

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $    16,690
 Accounts receivable                                           8,725
 Inventory                                                    56,318
 Current portion of note receivable                            9,435
 Other current assets                                          7,098
                                                        -------------
     Total current assets                                     98,266
                                                        -------------
PROPERTY AND EQUIPMENT                                       417,668
                                                        -------------
OTHER ASSETS
 Note receivable, less current portion                        10,708
 Intangibles                                                  25,141
                                                         -------------
         Total other assets                                   35,849
                                                         -------------
TOTAL ASSETS                                             $   551,783
                                                         =============

The accompanying notes to financial statements are an integral part of this statement.

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $  182,417
 Current portion of long term debt                           19,407
 Line of credit                                              25,192
                                                         -------------
     Total current liabilities                              227,016
                                                         -------------
LONG TERM LIABILITIES
  Long term debt, less current portion                      178,836
  Due to shareholder                                         57,419

                                                         -------------
     Total long-term liabilities                            236,255
                                                         -------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 3,991,220 shares issued
  and outstanding;                                              398
 Class B non-voting common stock, par
  value $.0001 per share, 10,000,000 shares
  authorized, 0 shares issued and outstanding                     -
 Additional paid-in capital                                1,898,503
 Accumulated deficit                                      (1,810,389)
                                                         -------------
     Total stockholders' equity                               88,512
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  551,783
                                                         =============

The accompanying notes to financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000        1999
                                                   -------------   -------------
PRODUCT SALES                                       $  384,590     $   557,495

COST OF PRODUCTS SOLD                                  125,635          74,832
                                                   -------------   -------------
GROSS PROFIT                                           258,955         482,663

CONSULTING SERVICES AND OTHER OPERATING REVENUE              -           9,466
                                                   -------------   -------------
TOTAL OPERATING REVENUE                                258,955         492,129

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           548,793         392,492
                                                   -------------   -------------
INCOME (LOSS) FROM OPERATIONS                         (289,838)         99,637
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income (expense)                   2,304            (792)
 Gain due to change in redemption price
  on common stock subject to repurchase                      -           1,660
 Interest expense                                      (28,294)        (11,098)
                                                   -------------   -------------
     Total other income (expense)                      (25,990)        (10,230)
                                                   -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES                     (315,828)         89,407

INCOME TAX EXPENSE, net                               (195,000)        (20,000)
                                                   -------------   -------------
NET INCOME (LOSS)                                  $  (510,828)    $    69,407
                                                   =============   =============
NET INCOME(LOSS)PER COMMON SHARE                   $      (.14)    $       .05
                                                   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                3,702,203       1,539,377
                                                   =============   =============

The accompanying notes to financial statements are an integral part of these statements.

                                CTD HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000                1999
                                                  -------------    -------------
NET INCOME (LOSS)                                 $ (510,828)      $    69,407
                                                  -------------    -------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
  Reclassification adjustment for previous
    unrealized losses included in net income               -             4,164
                                                   -------------   -------------
OTHER COMPREHENSIVE INCOME                                 -             4,164
                                                   -------------   -------------
COMPREHENSIVE INCOME (LOSS)                        $ (510,828)     $    73,571
                                                   =============   =============

The accompanying notes to financial statements are an integral part of these statements.

                                                                                 CTD HOLDINGS, INC.
                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                       COMMON STOCK             ADDITIONAL   ACCUM. OTHER                      TOTAL
                                                                 PAID-IN     COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL     INCOME (LOSS)      DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------    ------------

Balance, December 31, 1998         2,633,168    $      260    $  1,690,604  $     (4,164)   $ (1,368,968)   $317,732

Shares issued for services           506,000            52          23,604            -              -        23,656

Shares repurchased and retired      (212,948)          (18)         (6,371)           -              -        (6,389)

Shares issued to acquire
 rights                               53,000             4          13,246            -              -        13,250

Shares sold                          180,000            18          44,702            -              -        44,720

Expiration of repurchase
  obligation                          16,000            -               -             -              -            -

Other comprehensive income                -             -               -          4,164             -         4,164

Net income                                -             -               -             -          69,407       69,407
                                  -----------    -----------    -----------    -----------   -----------    ------------
Balance, December 31, 1999         3,175,220           316       1,765,785            -      (1,299,561)     466,540

Shares issued for services           736,000            74          92,726            -              -        92,800

Shares sold                           40,000             4          29,996            -              -        30,000

Shares issued to acquire rights       40,000             4           9,996            -              -        10,000

Net loss                                  -             -               -             -        (510,828)    (510,828)
                                 ------------   ------------   ------------   ------------   ------------   -----------
Balance, December 31, 2000         3,991,220    $      398     $ 1,898,503    $       -      $(1,810,389)   $ 88,512

                                 ============   ============   =============  ============   ============   ============

The accompanying notes to financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2000 AND 1999
                Increase (decrease) in Cash and Cash Equivalents

                                                           2000          1999
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $  (510,828)  $   69,407
                                                        -----------  -----------
 Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
   Depreciation and amortization                           26,414       18,684
   Loss on disposal of equipment                              425           -
   Valuation allowance - other                              4,111           -
   Valuation allowance deferred income taxes              195,000       20,000
   Loss on sale of investments                                 -         3,122
   Gain based on redemption price of common
     stock subject to repurchase                               -        (1,660)
   Stock issued for services                               78,330       23,656
   Decrease (increase) in accounts receivable              12,539       (9,569)
   Decrease (increase) in inventory                        28,931      (52,463)
   Decrease (increase)in other current assets               5,593       (2,956)
   Increase in accounts payable and accrued expenses      130,783       52,710
   Increase in common stock payable                            -         7,800
                                                       -----------   -----------
        Total adjustments                                 482,126       59,324
                                                       -----------   -----------
    Net cash provided by (used for) operating activities  (28,702)     128,731
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (97,007)    (127,710)
 Loans to employees                                          (910)     (41,603)
 Repayment of loans to employee                            19,259        5,614
 Purchase of intangible assets                                 -        (5,722)
 Proceeds from sale of investments                             -        10,261
                                                     ------------   -----------
Net cash used for investing activities                    (78,658)    (159,160)
                                                      ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds on line-of-credit                            21,898       3,294
 Proceeds from loan payable to stockholder                 32,096       21,589
 Payment to stockholder on loan                            (8,372)      (1,639)
 Proceeds from sale of stock                               30,000       50,000
 Offering costs of sale of stock                               -        (5,279)
 Repurchase of stock                                           -        (6,389)
 Proceeds from debt                                            -        36,472
 Payment on debt                                          (24,997)     (31,077)
                                                     -----------     -----------
Net cash provided by financing activities                  50,625       66,971
                                                     ------------    -----------

The accompanying notes to financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2000 AND 1999
                Increase (decrease) in Cash and Cash Equivalents

                                   (Continued)

                                                         2000         1999
                                                     ------------  ------------

Net increase (decrease)in cash and cash equivalents    (56,735)        36,542

CASH AND CASH EQUIVALENTS, beginning of year            73,425         36,883
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of year               $  16,690     $   73,425
                                                     ============  ============


                                                         2000         1999
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $   28,294    $   11,098
                                                     ============  ============
Cash paid for income taxes                                   -             -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued for services                   $    78,330    $  23,656
                                                     ============  ============
  Common stock issued to acquire rights              $    10,000    $  13,250
                                                     ============  ============
  Acquisition of property and equipment with debt    $    12,845    $ 205,000
                                                     ============  ============

The accompanying notes to financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and Subsidiary (the Company) (formerly known as Cyclodextrin Technologies Development, Inc.) which affect the accompanying consolidated financial statements:

     (a) ORGANIZATION AND OPERATIONS - The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. The Company is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology. In 1999, the Company formed Nature Spirit Mushroom Enterprises, Inc. (NSME), a 99% owned subsidiary, to grow mushrooms and to develop and market a line of mushroom based products. The Company's current market is primarily within the United States.

     (b) BASIS OF PRESENTATION - The consolidated financial statements include the Company and its 99% owned subsidiary. All intercompany accounts and transactions have been eliminated.

     (c) CASH AND CASH EQUIVALENTS - For the purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d)PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Depreciation on leasehold improvements is computed on the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets.

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

     (i) START - UP COSTS - The initial costs incurred to organize the Company's subsidiary were expensed as incurred.

     (j) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

The accompanying notes to financial statements are an integral part of this statement.
                                     F-9

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


     (k) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


     (2) COMMITMENTS:

The Company's noncancelable operating lease for office space expires October 31, 2001. The Company has a purchase option in which ten percent of the lease payments may be applied to the purchase price. The future minimum lease payments under all operating leases for the next five years are as follows:


                    YEAR ENDING
                    DECEMBER 31,                     AMOUNT
                    ------------                   -----------

                       2001                          25,348
                       2002                           7,108
                       2003                           3,947
                       2004                              -
                       2005                              -
                                                   -----------
                   Total                           $ 36,403
                                                   ===========

Rent expense under the foregoing lease and all other operating leases was $28,606 and $27,315 for 2000 and 1999, respectively.

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

The Company no longer has an obligation to repurchase the stock. Prior to December 31, 1999, any change in the valuation of this account was recorded as a gain or loss in the accompanying statement of operations. The Company's repurchase obligation for stock held by former employees was valued at 50% of the bid price on the date of the employee's termination. The Company recorded a gain of $1,660 in 1999 from the expiration of the repurchase obligation of 8,000 shares issued in 1994. There are no shares subject to repurchase at December 31, 2000.

The accompanying notes to financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(2) COMMITMENTS:  (Continued)

1999 Incentive Stock Option Plan

The Company adopted a nonqualified employee stock option plan to provide incentives to directors, employees and consultants. Up to 79,000 shares may be issued under this plan. Options and condition of exercise are at the discretion of the Board of Directors. The option price can be no less than fair market value of the underlying stock on the date of award. On June 1, 1999, the Company awarded an option to an employee for 20,000 shares under the plan. The option price of $.50 per share is equal to private stock sales of unregistered shares during 1999 which was deemed to be fair value. Therefore, no compensation expense was recorded at issuance. During 2000, the option was cancelled in accordance with its terms.

NSME Stock Bonus Plan

NSME adopted a stock bonus plan whereby an officer of NSME can receive NSME common stock owned by the Company if certain financial targets are met. The officer is no longer in the employ of the Company and there were no shares earned or due under this plan at December 31, 2000.

The Company awarded 200,000 shares of common stock to its President in 1999. These shares were not issued at December 31, 1999. The Company valued these shares at $7,800, approximately 50% less than the bid price on the award date. The Company has recorded an expense and a liability to issue common stock of $7,800, at December 31, 1999 and issued these shares in 2000.

On March 1, 2000, the Company entered into a one year public relations contract with a consultant. The Company issued the consultant 200,000 shares of common stock. The Company valued the shares at $40,000, approximately 50% less than the bid price on the contract date. The Company recorded a prepaid asset of $40,000, which is being amortized over one year, the life of the contract.

On April 1, 2000, the Company adopted a stock bonus plan for the Company's president. The amount of stock due each month is equal to $5,000 divided by 50% of the lowest stock trade amount for that month. The Company issued 75,566 shares and expensed $45,000 during 2000.


(3) PROPERTY AND EQUIPMENT

Property and equipment as of DECEMBER 31, 2000, consists of:

         Land                                       $      80,000
         Buildings and improvements                       240,310
         Machinery and equipment                          113,421
         Office furniture and equipment                    77,597
            Vehicle                                        12,845
                                                       ------------
                                                          524,173
         Less: accumulated depreciation                   106,505
                                                       ------------
         Property and equipment, net                 $    417,668
                                                       =============

The accompanying notes to financial statements are an integral part of this statement.
                                             F-11

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND DEPOSITS - The Company has demand deposits in two local branch banks which are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000, the bank balance was $16,363. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

(5) MAJOR CUSTOMERS:

Sales to one customer in 2000 represented approximately 52% of total sales. Sales to three customers in 1999 represented approximately 58% of total sales. Of this, sales to the largest major customer was approximately 28% of sales.

(6) LONG TERM DEBT:

Long term debt consists of the following:

Mortgage note payable to bank, payments of $1,782 due
monthly including principal and interest at 7.95%,
collateralized by land and buildings with a
cost of $210,000                                                     $ 176,570

Loan payable to individual, payments of $1,591 due
including principal and interest at 8.5%,
collateralized by equipment with a cost of $35,000                       9,313

Note payable to individual, payments of $300 due
monthly including principal and interest at 13.08%,
collateralized by a vehicle with a cost of $12,845                      12,360
                                                                    -----------
                                                                       198,243
      Less current portion                                              19,407
                                                                    -----------
     Long - term debt, less current portion                         $  178,836
                                                                    ===========


Maturities on long-term debt as of December 31, 2000 over the next five years are as follows:

         Year ending
         December 31,                                   Amount

            2001                                       $ 19,407
            2002                                         10,705
            2003                                         11,726
            2004                                         12,851
            2005                                         11,937
                                                        =======


The accompanying notes to financial statements are an integral part of this statement.
                                      F-12

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

The Company has a $25,000 unsecured line of credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate is variable (12.50 % at December 31, 2000). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at any time. At December 31, 2000 the entire $ 25,000 was outstanding and owed to the bank.

(7) RELATED PARTY TRANSACTIONS:

The Company has the following note receivable due from an employee at December 31, 2000:

         Mortgage receivable, payments of $454 due semi-monthly
            including principal and interest at 8%,
            collateralized by a personal residence                   $  20,143


                  Less current portion                                   9,435
                                                                      ---------
                  Note receivable, less current portion              $  10,708
                                                                      =========

The majority shareholder periodically advances the Company short term loans and defers receipt of salary. The balance due is $57,419 at December 31, 2000. The loans are due on demand, include interest at 8%, and are unsecured. Interest expense related to the loans total $1,637 for the year ended December 31, 2000.

Subsequent to December 31, 2000, the stockholder agreed to enter into a long-term debt obligation related to this $57,419. The new note bears interest at 10%. Interest and principal are due April 15, 2002. Accordingly the $57,419 has been classified as a long term debt at December 31,2000.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 2000:

                                                CARRYING            FAIR
                                                 AMOUNT             VALUE
                                               ----------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                   $ 16,690          $  16,690
  Accounts receivable                            8,725              8,725
  Notes Receivable                              20,143             20,143
                                               ----------         ---------
         Total financial assets               $ 45,558          $  45,558
                                               ==========         =========
FINANCIAL LIABILITIES
  Accounts payable and accrued expenses        182,417            182,417
  Line of credit                                25,192             25,192
  Long-term debt                               198,243            198,243
  Due to shareholder                            57,419             57,419
                                             ----------          ---------
         Total financial liabilities        $  463,271          $ 463,271
                                             ==========          =========

The accompanying notes to financial statements are an integral part of this statement.
                                      F-13

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

The fair value of all financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments.

(9) INCOME TAXES:

The Company has available at December 31, 2000, unused operating loss carryforwards totaling approximately $ 1,690,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending
           December 31,                               Amount
        -----------------                       -----------------

             2009                              $         965,000
             2010                                        195,000
             2017                                        206,000
             2019                                        324,000
                                                -----------------
             Total                              $      1,690,000
                                                =================

The Company also has deductible temporary difference resulting from the difference between financial and tax bases of inventory and stock issued for services totaling approximately $20,000 at December 31, 2000.

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $391,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Management has established a valuation allowance equal to the amount of the deferred tax asset due to uncertainty of realization of the benefit of the net operating losses against future taxable income. Therefore, the Company has established a valuation allowance of $391,000 at December 31, 2000. The Company recorded income tax expense of $195,000 as a result of an increase in the valuation allowance on the deferred tax asset less the tax benefit of temporary differences at December 31, 2000. The Company has previously recognized the benefits of its net operating loss carryforward.

                                                  2000          1999
                                             -----------   ------------
Current income tax expense                   $       -      $  31,000

Tax benefit of temporary differences            (71,000)           -

Effect of increase (decrease) in valuation
   allowance                                    266,000       (11,000)

                                             -----------   ------------
The accompanying notes to financial statements are an integral part of this
statement.Total net tax expense                        $  195,000     $  20,000
                                             ===========   ============

The accompanying notes to financial statements are an integral part of this statement.
                                      F-14

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(10) PRIVATE PLACEMENT OF STOCK:

Beginning in 1999, the Company began offering a total of 1,300,000 shares of common stock under a private placement memorandum that expired on September 30, 2000. In 1999, 40,000 shares were sold for $15,000, less direct offering costs of $5,279. During 2000, 40,000 shares were sold for $30,000.

In 1999, the Company also sold 140,000 of common stock for $35,000.

(11) CORPORATE CHANGES:

In April 2000, the Company changed its name to CTD Holdings, Inc. from Cyclodextrin Technologies Development, Inc.

Also in April 2000, the Company effected a 2 for 1 stock split of its outstanding common stock effective May 1,2001.

The accompanying financial statements and notes have been restated for all periods presented to reflect these changes.

(12) STOCK REPURCHASE:

In April 1999, the Company repurchased 212,948 shares of its outstanding common stock for $6,389. These shares will be canceled. The Company has no plans to repurchase additional shares.

(13) SEGMENTS:

During 1999, the Company began cultivating exotic mushrooms and herbs. The Company now has two segments, Cyclodextrin products and mushroom products. Information specific to these two segments follows:

                                          Year Ended
                                       December 31,2000
                 ---------------------------------------------------------------
                            2000                                   1999
                 -----------------------------  --------------------------------

                 Cyclodextrins     Mushrooms         Cyclodextrins     Mushrooms
                 -------------     ---------         -------------     ---------

Sales             $   347,201      $  37,389         $    565,379     $   1,582

Income (loss)
 from operations  $   (20,058)     $(269,780)        $    245,781     $(146,144)

                      December 31, 2000
                      -------------------
                 Cyclodextrins     Mushrooms
                 -------------     ---------
Total assets     $  248,681        $   303,102

Income (loss) from operations by segment include intercompany allocations of administrative expenses.

The accompanying notes to financial statements are an integral part of this statement.

(14) CONTINGENCIES:

As shown in the accompanying financial statements, the Company incurred a net loss of $510,828 during the year ended December 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $128,750. Those factors, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans, until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

New disclosure

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

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2000, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.

The accompanying notes to financial statements are an integral part of this statement.
                                      F-16

Item 10. Executive Compensation

     Executive compensation is determined by the Board of Directors. All compensation paid by the Company for services rendered during the three fiscal years ended December 31, 1997, 2000 and 2000 for each executive officer is set forth in the following table:



                                                            SUMMARY COMPENSATION TABLE
                                           (three fiscal years ended December 31, 1997, 2000 and 2000)

                                          Annual                     Long Term
                                          Compensation               Compensation
                                         ---------------------------------------------------------------



                                                                             Other              All
                                                                             Annual            Other
Name and Principal Position                Year    Salary      Bonus      Compensation      Compensation

C.E. Rick Strattan                         2000    $32,918      -0-           -0-            $40,000(1)
Chief Executive Officer, President         1999    $42,000      -0-           -0-            $ 7,800(2)
                                           1998    $15,500     $10,000        -0-              -0-

Lisa Stephens(3)                           2000       -0-       -0-           -0-              -0-
Chief Financial Officer                    1999       -0-       -0-           -0-              -0-
                                           1998    $25,000     $  500         -0-              -0-


     (1) Reflects grants of 336,000 shares
     (2) Reflects grants of 200,000 shares
     (3) Ms. Stephens resigned in 1999.

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

     Natural Spirit adopted a stock bonus plan whereby an officer of Natural Spirit can receive Natural Spirit common stock owned by the Company if certain financial targets are met. The stock bonus plan terminates June 1, 2001 unless extended by both the officer and Natural Spirit. The stock bonus is contingent on the Company fully completing its current private placement of 650,000 shares of common stock and the officer being in the employ of the Company for a minimum of two years and at the end of each calendar year for which a stock bonus is due. The officer will be awarded 100 shares of Natural Spirit stock owned by the Company for each $12,500 of net income earned by Natural Spirit, in excess of net income required to repay intercompany loans due to the Company. Up to 2,000 shares (20% of Natural Spirit: outstanding stock) can be awarded per year and the award is made annually for the prior year. There were no shares earned or due at December 31, 2000.

The accompanying notes to financial statements are an integral part of this statement.
                                      F-17

Performance-Based Stock Compensation

     On January 28, 1999, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 1999. The Company believes Ms. Stephens shares were issued in error.

     On April 5, 1999, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

     On November 3, 1999, the Board of Directors authorized a payment of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 2000. These shares were issued in 2000.

     During 2000, the Company compensated Mr. Strattan in part by the transfer of a total of 336,000 common shares throughout the course of the year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 30, 2001, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.



Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan(1).......................    2,036,000            50.01%
4123 N.W. 46th Avenue
Gainesville, FL 32606

All Officers and Directors as a group ......    2,036,000            50.01%



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

Item 12.  Certain Relationships and Related Transactions.

     On March 10, 1999, the Company adopted a resolution whereby 10,000 shares of the Company's common stock, issued in the name of Gregory V. DeLong, be returned to the Company's treasury stock as authorized but unissued shares, pursuant to a Stock Power retained by the Company.

     On August 10, 1998, the Company purchased 10,000 shares of common stock from Atlanta Syndication Network, Inc. for $5,000. The shares were originally issued in April 1997. The shares were canceled after the Company bought them.

     On November 24, 1998, the Company issued 106,474 shares to Burckhardt and Co. for its services performed in 2000.

     On January 28, 1999, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 2000.

     On April 5, 1997, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

     On November 3, 1999, the Board of Directors authorized a payment of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 2000. These shares were issued in 2000.

     On November 3, 2000, the Board of Directors authorized a bonus of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 2000. These shares were issued in 2000.

     On June 1, 2000, Natural Spirit entered into an employment agreement with John Lindsay. Under the terms of the agreement, Mr. Lindsay will be able to purchase 79% of the shares of Natural Spirit if a certain net annual profit is obtained each year while he is still employed as President ( 1% of the shares of Natural Spirit for every $12,500 in net profit). According to the schedule upon which Mr. Lindsay's share rights may vest, CTD may lose control of Natural Spirit within four years of its creation. Mr. Lindsay will also receive a salary of $1,000 per month. On October 1, 2000, Mr. Lindsay's salary increased to $2,000 per month. His salary will be $3,000 per month through the year 2,000 and then increase to $4,000 the following year. Mr. Lindsay and Mr. Strattan are the sole directors of Natural Spirit. CTD has certain buy-out rights with regard to a possible spin-off of Natural Spirit. Neither John Lindsay nor Mr. Strattan will receive compensation for their positions as directors of Natural Spirit.

     On March 13, 2000, CTD entered into an agreement with Randy "Lazarus" McAtee d/b/a "Small Potatoes" to provide financial public relations services for CTD for one year. CTD has compensated Mr. McAtee by the transfer of 100,000 restricted shares.

     During 2000, the Company compensated Mr. Strattan in part by the transfer of a total of 336,000 common shares throughout the course of the year.

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

    (3) Articles of incorporation and by-laws

       (a) Articles of Incorporation filed August 9, 1990 *                 None

       (b) By-Laws. *                                                       None

       (c)    Certificates of Amendment to the Articles of
              Incorporation  filed November 18, 1993 and
              September 24, 1993. *                                         None

         (4)  Instruments  defining  the rights of security
              holders,  including indentures                                None

              (a) Specimen Share Certificate for Common Stock. *            None

    (9)  Voting Trust Agreement                                             None

    (10)  Material Contracts

        (10.1)   Extension of Agreement between the Company and Herbe
                  Wirkstoffe GmbH.***                                       None

        (10.2)   Lease Extension dated October 7, 1999                      None

        (10.3)   Loan Agreement with John Lindsay
                 dated August 14, 1999                                      None

        (10.4)   Public Relations Services Agreement
                 - Small Potatoes Contract dated March 1, 2000              None


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

    (27)  Financial Data Schedule                                           None

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
          regulatory authorities                                            None

(b) Reports on Form 8-K:

         No Form 8-K was filed for the quarter ended December 31, 2000.

     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.
     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.
     *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.
     **** Incorporated by reference to the Company's Form 10KSB filed with the Securities and Exchange Commission March 30,2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                       CTD HOLDINGS, INC.


                                    /S/ C.E. Rick Strattan
By (Signature and Title)            _______________________________________
                                    C.E. RICK STRATTAN, President,
                                    Chief Executive Officer, Chief
                                    Operating Officer and
                                    Director
Date: March 8, 2001