Form 10QSB
period 2001-03-31
CTD HOLDINGS INC
filed 2001-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549
                               FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2001.

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

Applicable only to corporate issuers

As of May 11, 2001, the Company had 4,204,168 outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check One): No.

PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2001
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $   11,252
 Accounts receivable                                                  42,072
 Inventory                                                            50,944
 Notes receivable                                                     17,681
 Other current assets                                                    428
                                                                    --------
     Total current assets                                            122,377
                                                                    --------
Property and equipment, net                                          409,646
                                                                    --------

OTHER ASSETS
 Intangibles, net                                                     24,452
                                                                    --------

TOTAL ASSETS                                                       $ 556,475
                                                                   =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2001
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $  201,867
 Current portion of long-term debt                                    19,407
 Line of credit                                                       23,161
 Due to shareholder                                                   79,047
                                                                    ---------
Total current liabilities                                          $ 323,482
                                                                    ---------

Long-term debt, less current portion                                 172,139
                                                                    ---------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  9,900,000 shares authorized, 3,991,220 shares
  issued and outstanding                                                 399
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   -
 Additional paid-in capital                                        1,898,503
 Accumulated deficit                                              (1,838,048)
                                                                 -----------
     Total stockholders' equity                                       60,854
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  556,475
                                                                   ==========

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2001            2000
                                                  --------------   ------------
PRODUCT SALES                                     $  92,182         $  181,549

COST OF PRODUCTS SOLD                                16,105             52,209
                                                  ----------         ----------
GROSS PROFIT                                         76,077            129,340

CONSULTING SERVICES AND OTHER OPERATING REVENUE           -                200
                                                    --------         ---------
TOTAL OPERATING REVENUE                              76,077            129,540

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         91,940            143,183
                                                  ----------         ---------
LOSS FROM OPERATIONS                                (15,863)           (13,643)
                                                  ----------         ---------
OTHER INCOME (EXPENSE)
 Investment and other income (loss)                   2,353                 80
 Interest expense                                   (14,148)            (6,288)
                                                  ---------           ---------
     Total other income (expense)                   (11,795)            (6,208)
                                                  ---------           ---------
NET LOSS                                            (27,658)           (19,851)
                                                  =========           =========
NET LOSS PER COMMON SHARE                         $    (.01)          $   (.01)
                                                  =========           =========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               3,991,220          3,481,154
                                                  ==========         ==========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001            2000
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $  (27,658)    $   (19,851)
                                                     ------------  ------------
 Adjustments to reconcile net loss to net
  cash used for operating activities:

   Depreciation and amortization                          8,711           5,181
  (Increase)in accounts receivable                      (33,347)       (111,166)
   Decrease in inventory                                  5,374          18,060
   Decrease in other current assets                       6,670           3,501
   Increase in accounts payable and
    accrued expenses                                     19,449          47,558
                                                      ---------      ----------
        Total adjustments                                 6,857         (36,866)
                                                      ----------    ----------
    NET CASH USED FOR OPERATING
     ACTIVITIES                                         (20,801)        (56,717)
                                                       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements            -          (22,746)
 Repayment of employee loan                               2,463           7,257
                                                        ----------    ----------
    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                               2,463         (15,489)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowing (Payment) on line-of-credit                   (2,031)         12,190
 Payment on notes payable                                (6,697)         (5,367)
 Repayment from  stockholder on loan                    (21,628)         (6,729)
                                                     ------------  ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                          12,900             94
                                                     ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (5,438)        (72,112)

CASH AND CASH EQUIVALENTS, beginning of period           16,690          73,425
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $   11,252    $      1,313
                                                     ============  ============

                                 (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2001           2000
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $   7,638       $    6,288
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
                                                          2001          2000
                                                      ----------    -----------
Stock issued to officer in
   satisfaction of bonus accrued                     $       -        $   7,800
                                                     ===========    ===========
Stock issued to consultant for
   prepaid public relations services                 $       -        $  40,000
                                                     ===========    ===========
Stock issued for rights to
   intellectual property                             $       -        $  10,000
                                                     ===========    ===========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

The information presented herein as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited.

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

Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

(2) GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net loss of ($27,658) during the three months ended March 31, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $201,105. Those factors, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans, until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                   (Concluded)

(4)   SEGMENTS:

The Company has two segments, Cyclodextrin products and mushroom products. Information specific to these two segments follows:

                                         Three Months Ended
                                           March 31,
                 ---------------------------------------------------------------
                            2001                                   2000
                 -----------------------------  --------------------------------

                 Cyclodextrins     Mushrooms         Cyclodextrins     Mushrooms
                 -------------     ---------         -------------     ---------

Sales            $     88,040      $  4,142        $    174,149     $   7,400

Income (loss)
 from operations $     (5,644)     $(22,014)        $    61,149     $  (81,000)

                      March 31, 2001
                      -------------------
                 Cyclodextrins     Mushrooms

                 -------------     ---------
Total assets     $    489,036      $  67,439

Item 2. Management Discussion and Analysis or Plan of Operation

                     (MD&A) Management Discussion & Analysis
                                  As of 3/31/01
                               CTD Holdings, Inc.

Management Discussion and Analysis

Liquidity and Capital Resources

As of March 31, 2001, the Company's working capital was ($201,105) compared to $115,854 a year ago and ($128,750) at December 31, 2000.
  Working capital continued to decrease as a result of continued losses in the first quarter ($34,188), to about half the loss for the fourth quarter, 2000 ($67,173). Reduction in quarterly losses should continue through the second quarter, with operational profitability achieved in the third or fourth quarter.

By enforcing stringent expense reduction policies and concentrating on sales of cyclodextrins by CTDI, management expects liquidity to improve and provide sufficient profitability to improve the Company's working capital by the end of the second quarter.

The Company has put on hold until the 3rd quarter a plan with a University of Florida investigator to identify and quantify the content of ajoene and eritadenine (two anti-cholesterol agents) in its shiitake mushrooms based on the findings from its preliminary studies with that same investigator of shiitake mushroom extracts.

The Company is in the final year of a two year extension of its lease for its existing 3000 square - foot office and lab facility. Rent for the space remains at just under $2000 per month. The Company has begun to transfer its laboratory facility into its own building and expects to have that move completed by the end of June, 2001. The office will be moved before the November lease end.

In keeping with its commitment to use the internet as its major advertising and public relations outlet, the Company has entered into an agreement with its current, local ISP and web site managing Company, Livewire, to significantly upgrade its current web site. The Company has created an asset of $30,000 for this upgrade, which includes substantial cosmetic and operational alterations and expansion of the revenue producing databases. The upgraded site became "live" in late October replacing the old site. As a result of this upgrade, the Company has been enjoying revenue of approximately $1000 per month during 2001.

Results of Operations

Sales of cyclodextrin and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities in CD related research and development services for unrelated companies and expand its line of manufactured products. During the last quarter of 2000, the Company reduced operations at NSME to maintenance only. The Company expects to return the NSME operations to approximately 25% of its previous levels in the 3rd quarter of 2001.

Total product sales increased ($92,182 from $71,460) from the 4th quarter, 2000, to the 1st quarter, 2001, but on an annualized basis, 2001 sales should be as good as 2000's sales ($347,200).

The Company has reduced its NSME operation to maintenance status and will focus on the cyclodextrin (CTD Inc.) operations. CTDI's product sales for the first quarter ($88,040) were approximately half the same value for the first quarter of 2000, but approximately equal on an annualized basis to the total sales for 2000 ($347,000). Again, the great volatility on a quarter to quarter basis from year to year makes such comparisons difficult to interpret. The Company's SG&A expenses were about the same ($98,470) as those of the fourth quarter, 2000 ($95,906) but much reduced from the SG&A expenses ($143,183) of the same quarter in 2000. The slight increase in the SG&A expenses from the previous quarter was caused by the normal first quarter increases in professional fees. The comparison of these expenses for the same period last year ($98,470 vs. $143,183) is a much better indicator of management's aggressive action to reduce expenses.

With the greatly reduced expenses implemented for 2001, management expects to attain a better financial condition by June and certainly by the fourth quarter assuming a conservative annual sales rate of $250,000.

Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services continue to be concentrated among a few large customers. Even with a substantial reduction in sales to its largest customer, seen in the first quarter, the Company continues to produce adequate revenue to support its trimmed down operations.

With the reduction in the operational activities of the NSME subsidiary, the Company's gross profit margin (GPM) has returned to its more normal 80 % range (82.5% in first quarter, 2001) from the 56.5% reported in the fourth quarter, 2000.

The Company will continue to introduce new products through its subsidiaries that will enhance profitability; and it will continue to implement its strategy of creating or acquiring operational affiliates and/or additional subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods.


PART II: Other Information

Item 2.   Changes in Securities and Use of Proceeds

None.

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

Dated:  April 30 2001

                                          /s/ C. E. RICK STRATTAN
                                          -----------------------
                                          C. E. RICK STRATTAN
                                          President, Chief Executive Officer,
                                          Chief Financial Officer