Form 10QSB
period 2001-06-30
CTD HOLDINGS INC
filed 2001-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2001.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____

                         Commission file number: 0-24930


                               CTD HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                     59-3029743
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                    Identification No.)


 27317 NW 78th Avenue, High Springs, Florida                32643
 (Address of principal executive offices)                 (Zip Code)


                                  386-454-0887
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. No.

Applicable only to corporate issuers

As of August 10, 2001, the Company had 4,929,168 outstanding shares of its common stock.


Transitional Small Business Disclosure Format
(Check One):
 No.

Index to Form 10QSB


Part I - FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet June 30, 2001.......................................4

         Statements of Operations -  Six Months
         Ended June 30, 2000 and June 30, 2001.............................6

         Statements of Cash Flows - Six Months
         Ended June 30, 2000 and June 30, 2001.............................7

         Notes to Financial Statements.....................................9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.....................................................11

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................14

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession ..................................None

   (4)      Instruments defining the Rights of Security Holders ........None

  (10)      Material Contracts .........................................None

  (11)      Statement re: Computation of Per Share Earnings .........Note 3,
                                                                   Financial
                                                                  Statements


  (15)      Letter re: Unaudited Interim Financial Information ........None

  (18)      Letter re: Change in Accounting Principle .................None

  (19)      Report Furnished to Security Holders ......................None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders...........................................None

  (23)      Consents of Experts and Counsel............................None

  (24)      Power of Attorney..........................................None

  (99)      Additional Exhibits........................................None

(b) Reports on Form 8-K:
    None

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)




                                CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     ASSETS
                                                                 June 30, 2001
                                                                 -------------
 CURRENT ASSETS
 Cash and cash equivalents                                       $       640
 Accounts receivable                                                  67,427
 Inventory                                                            46,669
 Notes receivable                                                     15,230
 Other current assets                                                  3,481
                                                                  -----------
     Total current assets                                            133,447

PROPERTY AND EQUIPMENT, Net                                          393,910

OTHER ASSETS
Intangibles, Net                                                      23,763
                                                                  -----------
TOTAL ASSETS                                                      $  551,120
                                                                  ===========
                                  (Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      June 30,
                                                                        2001
                                                                    -----------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $  168,318
 Current portion of long-term debt                                      19,407
 Line of credit                                                         21,487
 Due to shareholder                                                     82,238
                                                                    -----------
                Total current liabilities                              291,450
                                                                    -----------
Long-term debt, less current portion                                   154,043
                                                                    -----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share,
   9,900,000 shares authorized, 4,716,220 shares issued
   and outstanding;  Class B non-voting common stock, par
   value $ .0001 per share, 10,000,000 shares authorized,
   0 shares issued and outstanding                                         472
 Additional paid-in capital                                          1,943,117
 Accumulated deficit                                                (1,837,962)
                                                                    -----------
     Total stockholders' equity                                        105,627
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  551,120
                                                                    ===========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2001        2000       2001        2000
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $  84,814    $   55,279  $ 176,996    $  236,828

COST OF PRODUCTS SOLD             6,195        23,682     22,300        75,891
                              -----------  ----------  -----------  ----------
GROSS PROFIT                     78,619        31,597    154,696       160,937

SELLING, GENERAL AND             71,449       142,399    163,389       285,382
ADMINISTRATIVE EXPENSES       -----------  ----------  -----------  ----------

INCOME (LOSS) FROM OPERATIONS     7,170      (110,802)    (8,693)     (124,445)
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
Investment and other
   Income (loss)                    451           197      2,804           276
Interest expense                 (7,535)       (5,121)   (21,683)      (11,409)
                              -----------  ----------  -----------  ----------
   Total other income
     (expense)                   (7,084)       (4,924)   (18,879)      (11,133)

                              -----------  ----------  -----------  ----------
NET INCOME (LOSS)             $      86    $ (115,726) $ (27,572)   $ (135,578)
                              ===========  ==========  ===========  ==========
NET INCOME (LOSS) PER COMMON
 SHARE                        $       -    $   (0.03)  $   (0.01)   $   (0.04)
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     4,063,720    3,655,341   4,027,470    3,567,767
                              ===========  ==========  ===========  ==========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2001           2000
                                                     ----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $ (27,572)      $ (135,578)
                                                     ----------      -----------
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                       17,132           10,806
      Stock issued for services                              -           15,000
      Increase or decrease in:
       Accounts receivable                             (58,702)         (11,352)
       Inventory                                         9,649           22,580
       Other current assets                              3,617           15,000
       Accounts payable and accrued expenses           (14,100)          93,868
                                                     ----------    -----------
        Total adjustments                              (42,404)         145,902
                                                     ----------    -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                    (69,976)          10,324
                                                     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   ( 2,486)         (103,644)
 Repayment of employee loan                             4,913            11,259
                                                      ----------    -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                      2,427          (92,385)
                                                      ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long term debt                            (13,806)          (9,642)
 Net proceeds (payments) on line of credit              (3,705)             417
 Net proceeds (payments) on loan payable to stockholder 69,010           (8,383)
 Proceeds from sales of stock                               -            30,000
                                                     ----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES           51,499           12,392
                                                     ----------    -----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                 (16,050)         (69,669)

CASH AND CASH EQUIVALENTS, beginning of period          16,690           73,425
                                                     ----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $     640     $      3,756
                                                     ==========     ============
                                  (Continued)

                                CTD HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                            Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                         2001           2000
                                                     ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $   21,683      $ 11,409
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Stock issued to officer for compensation             $   44,687      $  7,800
                                                     ==========     =========
Stock issued to consultant for prepaid
public relations services                            $      -        $ 40,000
                                                     ==========     =========

Stock issued for rights to intellectual
property                                             $      -        $ 10,000
                                                     ==========     =========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

The information presented herein as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

(2) GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net loss of (27,572) during the six months ended June 30, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $ 158,003. Those factors, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans, until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)
                                   (Concluded)

(4)   SEGMENTS:

The Company has two segments, Cyclodextrin products and mushroom products. During the first quarter of 2001, the Company shut down its mushroom operation to conserve its financial resources. Information specific to these two segments follows:

                                       Six Months Ended
                                           June 30,
                 ---------------------------------------------------------------
                            2001                                   2000
                 -----------------------------  --------------------------------

                 Cyclodextrins     Mushrooms         Cyclodextrins     Mushrooms
                 -------------     ---------         -------------     ---------

Sales            $   172,816       $  4,180         $    222,228     $   14,600

Income (loss)
 from operations $    16,244       $(24,937)         $     32,555     $(157,000)

                         June 30, 2001
                      -------------------
                 Cyclodextrins     Mushrooms
                 -------------     ---------
Total assets     $    972,538      $  67,783


(5)   COMMITMENTS:

On May 30, 2001, the Company entered into a one year employment contract with its president with an annual salary of $ 90,000.

Item 2. Management Discussion and Analysis or Plan of Operation

                     (MD&A) Management Discussion & Analysis
                                 As of 06/30/01
                               CTD Holdings, Inc.

Management Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 2001, the Company's working capital deficit was ($158,003) compared to ($201,105) at March 31, 2001. Management believes working capital will continue to improve towards positive numbers as 2001 progresses. This trend toward improved working capital is evidenced by a small net profit for the quarter ended June 30, 2001, which was ahead of management's expectation of profitability in the 4th quarter of 2001.

By enforcing stringent expense reduction policies and concentrating on sales of cyclodextrins by CTDI, management expects profitability to continue creating positive working capital through the end of the fourth quarter. The Company used cash flow from its profitable operations to satisfy a $25,000 short-term liability in July.

The Company continues to idle its mushroom growing and product development operations and has put on hold until further notice a plan with a University of Florida investigator to identify and quantify the content of ajoene and eritadenine (two anti-cholesterol agents) in its shiitake mushrooms based on earlier findings from its preliminary studies with that same investigator of shiitake mushroom extracts. Management intends to increase mushroom production on a limited basis by the end of the year given adequate financial resources to sustain these operations.

The Company completed its operational consolidation to one location by moving its laboratory to the Company-owned facilities in High Springs, Florida. The Company has notified the landlord of its intent not to renew the lease, which expires in October 2001.

The Company's $30,000 upgrade of its web site last year has provided a steady increase in sales opportunities, with monthly revenues resulting from internet contacts growing to several thousand dollars per month for the 2nd quarter.

The Company issued 725,000 shares of its common stock, registered under Form S-8, to its president in satisfaction of $45,313 in deferred salary due. The stock was valued at $.06125 per share, which is 50% of the trading value on the award date. The 50% discount was deemed appropriate due to limited trading volume in the Company's stock, the large size of the block of stock and other trading restrictions.

Results of Operations

Sales of cyclodextrin and related manufactured complexes have always been highly volatile. In efforts to offset this volatility, the Company has changed its previous strategy and now has chosen to focus its sales efforts on its existing large customers in efforts to make these sales grow predictably. The Company has continued to reduce mushroom related operations at NSME and has pushed back resumption of operations there to the 4th quarter 2001 at the earliest.

Total product sales decreased slightly ($92,182 vs. $84,814) from the 1st quarter, 2001, to the 2nd quarter, 2001, but on an annualized basis, however, sales for 2001 should be about the same as in 2000. The benefit in 2001 will be that expenses will be significantly reduced thereby enhancing profitability.

The Company has reduced its NSME operation to maintenance status and will focus on the cyclodextrin (CTD Inc.) operations. CTDI's product sales for the second quarter ($84,814) were 153% of sales for the second quarter of 2000. Again, the great volatility on a quarter to quarter basis from year to year makes such comparisons difficult to interpret. The Company's SG&A expenses in the second quarter ($71,449) were 20% less from those of the 1st quarter, 2001 ($91,940). The Company's SG&A expenses for the six months ended June 30, 2001 ($163,389) are only 57% of the SG&A expenses of the same period in 2000 ($285,382). The significant decrease in the SG&A expenses from the previous quarter was created by management's successful, aggressive action to reduce expenses.

With the greatly reduced expenses implemented for 2001, management expects to continue improving the Company's financial condition to profitability by year end, even assuming the conservative annual sales rate of $250,000.

Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services continue to be concentrated among a few large customers. Sales to its largest customer, have increased in the second quarter and are expected to attain last year's levels, thereby promising satisfactory cash flow to support the continuing improvement of the Company's financial condition.

With the reduction in the operational activities of the NSME subsidiary and concentration of effort on its largest customers, the Company's gross profit margin for the 2nd quarter of 2001 achieved its highest value in the history of the Company (92.5%). Management does not expect this higher than average gross profit margin to be sustained in subsequent periods due to the sales volatility of these products.

The Company will continue holding expenses to the lowest possible levels and concentrating sales efforts on its large established customers, rather than expanding into new products and new product areas. The Company will also look more closely at merger and acquisition opportunities to take advantage of its solid and highly desirable status as a fully reporting public company in turn-around mode.


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Pursuant to an employment agreement effective May 30, 2001, the Company issued 725,000 shares to C.E."Rick" Strattan in satisfaction of $45,313 deferred salary and the shares were issued pursuant to a registration statement on Form S-8. Seventy-five thousand shares originally issued to Mr. Strattan in error have been transferred to the Company.

Item 6.   Exhibits and Reports on Form 8-K

     None.


     This schedule contains summary financial information extracted from Financial Statements for the six months ended June 30, 2001, and is qualified in its entirety by reference to such form 10QSB for quarterly period ended June 30, 2001.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CYCLODEXTRIN TECHNOLOGIES DEVELOPMENT, INC.




Date July 17, 2001            /s/ C.E. Rick Strattan
                             -----------------------
                             C. E. RICK STRATTAN
                             President, Chief Executive Officer,
                              Chief Financial Officer