Form 10QSB
period 2001-09-30
CTD HOLDINGS INC
filed 2001-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                  FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2001.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____

Commission file number: 0-24930

                             CTD HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

        Florida                                       59-3029743
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)

   27317 N.W. 78th Avenue, High Springs, Florida             32643
 (Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code: 386-454-0887

   Former name, former address and former fiscal year, if changed since last
   report:        3713 SW 42nd Avenue, Gainesville, Florida, 32608

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

Applicable only to corporate issuers

As of November 12, 2001, the Company had outstanding 5,004,168 shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):

 No.

Index to Form 10QSB


Part I - FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements (unaudited)

         Balance Sheet September 30, 2001...................................F-1

         Statements of Operations -  Nine Months
         Ended September 30, 2000 and September, 2001.......................F-3

         Statements of Cash Flows - Nine Months
         Ended September 30, 2000 and September 30, 2001....................F-4

         Notes to Financial Statements......................................F-6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation........................................................10

Part II - OTHER INFORMATION


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

(b) Reports on Form 8-K:

    None

PART I:  Financial Information

                                CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                     ASSETS

                                                              September 30, 2001
                                                                 --------------
CURRENT ASSETS
 Cash and cash equivalents                                            $   4,944
 Accounts receivable                                                     20,006
 Inventory                                                               47,181
 Notes receivable                                                        12,785
 Other current assets                                                     2,812
                                                                   ------------
     Total current assets                                                87,728


PROPERTY AND EQUIPMENT, net                                             394,298


OTHER ASSETS
     Intangibles, net                                                     3,580

                                                                   ------------
TOTAL ASSETS                                                          $ 485,606
                                                                   ============

                                   (continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30, 2001
                                                            ------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   137,466
 Current portion of long-term debt                                       19,407
 Line of Credit                                                          20,420
 Due to Shareholder                                                      92,078
                                                                  -------------
    Total current liabilities                                           269,371

                                                                  -------------

LONG-TERM DEBT, less current portion                                    152,131

                                                                  -------------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share,
   9,900,000 shares authorized, 4,791,220 shares issued
   and outstanding;  Class B non-voting common stock, par
   value $ .0001 per share, 10,000,000 shares authorized,
   0 shares issued and outstanding                                          480

 Additional paid-in capital                                           1,954,498
 Accumulated deficit                                                 (1,890,874)
                                                                  --------------
     Total stockholders' equity                                          64,104

                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   485,606
                                                                 ==============

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months Ended                 Nine Months Ended

                                  September 30,                    September 30,
                               ----------------------          -----------------

                                     2001        2000                2001        2000
                               ----------   ----------          ----------  ----------


PRODUCT SALES                  $  61,262    $   67,731           $ 234,043  $  289,052
COST OF PRODUCTS SOLD              4,899         4,941              22,788      44,186
                               ----------  -----------           ----------  ----------
GROSS PROFIT                      56,363        62,790             211,255     244,866

SELLING, GENERAL AND              74,892        76,308             213,575     239,638
ADMINISTRATIVE EXPENSE
                                 ----------  ----------          ----------  ---------
INCOME (LOSS) FROM OPERATIONS    (18,529)    (13,518)               (2,320)      5,228
                                 ----------  ----------         ----------  ----------

OTHER INCOME (EXPENSE)
Other income (expense)                572         (159)              3,376          118
Interest expense                   (3,771)      (3,224)             (25,454)    (14,633)
   Total other income (expense)   ( 3,199)     ( 3,383)             (22,078)    (14,515)
                                 -----------  ----------          ----------  ----------
Net loss from continuing
 operations                       (21,728)     (16,901)             (24,398)     (9,287)

Loss from discontinued operations (11,072)     (51,023)             (35,974)   (194,215)
Impairment allowance on assets of
  discontinued operations         (20,113)           -              (20,113)          -
                                ----------   ----------          ----------  ----------

NET LOSS                       $  (52,913)   $ (67,924)           $ (80,485)  $(203,502)
                                ===========  ==========           ==========  ==========
NET LOSS PER COMMON SHARE

From continuing operations     $    (.01)    $    (.01)           $    (.01)  $    (.01)
From discontinued operations   $    (.01)    $    (.01)           $    (.01)  $    (.05)
                               ----------    ----------           ----------   ----------
     Total loss per share      $    (.02)    $    (.02)           $    (.02)  $    (.06)
                               ===========   ==========           ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      4,753,720      3,763,440            4,272,239   3,639,392
                              ===========    ==========            ==========  ==========

                 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2001            2000
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $    (80,485) $  (203,502)
                                                      ------------  ------------
 Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                             38,036       16,444
  Stock issued for services                                 56,077       30,000
  Increase in accounts receivable                          (11,281)     (32,780
  Decrease in inventory                                      9,137       24,673
  Decrease in other current assets                           4,286       25,500
  Increase (decrease) in accounts payable
   and accrued expenses                                    (44,951)     129,351
                                                      ------------  ------------
        Total adjustments                                   51,304      193,188
                                                     ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                      (29,181)     (10,314)
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                         (3,595)    (105,687)
 Repayment of employee loan                                  7,358       15,387
                                                       ------------  -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                        3,763      (90,300)
                                                      ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on long-term debt                                (15,718)     (18,243)
 Net proceeds from (payments on) line-of-credit             (4,772)      22,207
 Net proceeds from (payments on) loan payable
  to stockholder                                            34,162       (6,775)
 Proceeds from sales of stock                                  -         30,000
                                                      ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   13,672       27,189
                                                      ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (11,746)     (73,425)

CASH AND CASH EQUIVALENTS, beginning of period              16,690       73,425
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                $    4,944   $       -

                                                     ============   ============


                                  (Continued)

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                     ---------------------------
                                                        2001            2000
                                                     ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $  25,454      $    14,633
                                                     ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Purchase of land, building and equipment with
 debt financing                                      $       -     $     13,160
                                                      ===========   ============
Acquisition of goodwill by issuing common stock      $      -      $     10,000
                                                     ===========    ============
Common Stock issued for services                     $    56,077   $     30,000
                                                     ===========    ============
Stock issued to officer in satisfaction of bonus
 Accrual                                             $      -      $      7,800
                                                     ==========     ============
Stock issued to consultant for prepaid public
 relations services                                 $      -        $    40,000
                                                     ==========     ============

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

The information presented herein as of September 30, 2001, and for the three and nine months ended September 30, 2001, and 2000, is unaudited.

(1)   BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc., and its subsidiaries.

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

Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

(2) GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred a net loss of $ (80,485) during the nine months ended September 30, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $ 181,643. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (Unaudited)

(4)    DISCONTINUATION OF MUSHROOM FARMING OPERATIONS:

During the first quarter of 2001, the Company discontinued its mushroom growing operation. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the long-lived assets related to the mushroom farming operation to determine if the carrying value of the assets may not be recoverable. When an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair values of the assets evaluated were based on an estimate of discounted cash flow analysis or recent sales information of similar assets. During the third quarter of 2001, the Company determined there was no impairment of land, property or equipment related to the mushroom farming operations. However, the Company determined there was an impairment in the carrying value of goodwill and other intangible assets related to the mushroom farming operations. Therefore, the Company recorded a write-down of $20,113, which reduced the carrying value to zero at September 30, 2001.

The carrying value of the remaining idle long-lived assets related to the mushroom farming operations was approximately $172,000 at September 30, 2001. Mushroom related revenues for the prior nine months ending September 30, 2000 were approximately $24,000 with a related loss from operations of approximately $(195,000).


(5) COMMITMENTS:

During the third quarter of 2001, the Company entered into a financial services agreement with a consultant. The Company paid $2,500 and issued 50,000 shares of common stock valued at $9,200. The value of the common stock was based on the trading value on the date of award less a discount for lack of market float for the stock. The 50,000 shares of common stock were obtained from the Company's president for $3,125, and the difference of $6,075 was recorded as an increase to additional paid - in capital. The Company charged the total consultant compensation of $11,700 to expense.

On May 31, 2001, the Company entered into a one-year employment contract with its president with an annual salary of $30,000. In conjunction with the employment agreement, the Company issued 800,000 shares of common stock valued at $50,000 for salary earned under the agreement plus bonuses.

Item 2. Management Discussion and Analysis or Plan of Operation

PART II: Other Information

Item 2. Management Discussion and Analysis or Plan of Operation

Management Discussion and Analysis

Liquidity and Capital Resources

As of September 30, 2001, the Company's working capital deficit was ($181,643) compared to ($158,003) at June 30, 2001. The expected continuing improvement in working capital was adversely affected by a the loss from operations for the three months ended 09/30/01.

By enforcing stringent expense reduction policies and concentrating on sales of cyclodextrins by CTDI, management expects profitability to achieve positive working capital by the end of the fourth quarter. The Company plans to use cash flow from anticipated profitable fourth quarter operations to further reduce current liabilities.

To simplify its accounting and to reduce the expenses attributed to that additional accounting effort, the Company has dissolved the NSME subsidiary. However, the Company will still maintain its relationship with a University of Florida investigator that will eventually lead to the identification and quantification of the content of ajoene and eritadenine (two anti-cholesterol agents) in its shiitake mushrooms based on earlier findings from its preliminary studies of shiitake mushroom extracts with that same investigator.

The Company completed its operational consolidation to one location by moving its laboratory to the Company-owned facilities in High Springs, Florida.

The Company's $30,000 upgrade of its web site last year has provided a steady increase in sales opportunities, with monthly revenues resulting from internet contacts continuing to contribute positively to third quarter sales.

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

Results of Operations

Sales of cyclodextrins and related manufactured complexes have always been highly volatile. In efforts to offset this volatility, the Company has changed its previous strategy and now has chosen to focus its sales efforts on its existing large customers in efforts to make these sales grow predictably.

Total product sales decreased ($84,814 vs. $61,262) from the 2nd quarter, 2001, to the 3rd quarter, 2001, however, on an annualized basis, sales for 2001 should be about the same as in 2000 (excluding NSME sales). The benefit in 2001 will be that expenses will be significantly reduced thereby enhancing profitability.

CTDI's product sales for the third quarter ($61,262) were 90 % of sales for the third quarter of 2000. Again, the great volatility on a quarter to quarter basis from year to year makes such comparisons difficult to interpret. The Company's SG&A expenses in the third quarter ($74,892) were about the same as those of the 2nd quarter, 2000 ($76,308). The Company's SG&A expenses for the nine months ended September 30, 2001 ($213,575) are 11 % less than the SG&A expenses of the same period in 2000 ($239,382). Expenses continue to be management's major focus. Now that NSME has been eliminated, management expects to see a maximal effect of reduced expenses on profitability in the fourth quarter.

With the greatly reduced expenses implemented for 2001, management expects to continue improving the Company's financial condition to profitability by year end, even assuming the conservative annual sales rate of $250,000.

Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Sales of both products and services continue to be concentrated among a few large customers. Sales to its largest customer, increased in the second quarter, leveled off in the third quarter, and are expected to peak in the fourth quarter.

With the elimination of the operational activities of the NSME subsidiary and concentration of effort on its largest customers, the Company's gross profit margin for the 3rd quarter of 2001 set another record high (92.7%)

The Company will continue holding expenses to the lowest possible levels and concentrating sales efforts on its large established customers, rather than expanding into new products and new product areas. In the third quarter the Company began due diligence procedures in the evaluation of a potential acquisition. The Company believes it is in a strong position to complete this acquisition.

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                        October 25, 2001
C.E. Rick Strattan, President
Chief Officer,
Chief Financial Officer