Form 10KSB
period 2001-12-31
CTD HOLDINGS INC
filed 2002-04-01
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 2001

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

           27317 N. W. 78th Avenue, High Springs, FL 32643
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 386-454-0887

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

     State issuer's revenues for its most recent fiscal year:  $289,425.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 181,694. based on the average high and low price (reflecting only one sale) as of March 5, 2002 of $.09 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 4,791,220 shares of Common Stock as of March 5, 2002.

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

     Natural Spirit's operations were financed by CTD. CTD made an initial direct investment of approximately $80,000 to acquire approximately 40 acres of land, building and equipment formerly used as a Mushroom Farm. The funds came from profits from operations and $50,000 in new CTD stock sold between March and June of 2000.

     The Company discontinued mushroom growing operations in early 2001.

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

     The Company's strategy is to sell CDs and to introduce products with little or no regulatory burden in order to minimize product expenses and create profitable revenue.

     The Company currently sells its products for use in the pharmaceutical, food and industrial chemical industries.

CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured and regulatory approval is imminent, the Company believes that the food additive industry will continue to increase its use of CDs.

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

     Presently, sales of CD complexes represent all of the Company's product sales revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. However, it appears that the distribution oriented business of CD sales has eroded. Combined with price reductions dictated by the market, the revenues from the sales of distributed products have decreased as much as the revenue from CD complexes has increased. The Company continues to be dependent on just a few major customers for the majority of its revenue. In response to this situation the Company has expanded its original business strategy of parlaying its leadership position in the presently quite small CD industry as a supplier of CDs, CD derivatives, CD complexes to include:

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

     The Company's sales have always been direct, volatile and driven by the acceptance of CD's as beneficial excipients. Arrangements with large laboratory supply companies and several diagnostic companies have provided a strong sales base, but at the price of dependency on a few customers.

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

Employees

     In 2001 the Company employed four persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.


          On June 4, 2000, the Company bought approximately 40 acres in Alachua County, Florida, for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The property had been developed in part as a mushroom growing facility. The Company has discontinued mushroom growing operations, but continues to use the property as its corporate headquarters. Its present 6,000 sq.ft. facility is expected to be adequate to house the Company's operations for the foreseeable future.

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


                                    High               Low
1999          First Quarter        $ 0.406           $ 0.115
              Second Quarter       $ 0.437           $ 0.156
              Third Quarter        $ 0.25            $ 0.187
              Fourth Quarter       $ 0.468           $ 0.156
2000          First Quarter        $                 $
              Second Quarter       $ 0.438           $ 0.313
              Third Quarter        $ 0.313           $ 0.203
              Fourth Quarter       $ 0.203           $ 0.203
2001          First Quarter        $ 0.141           $ 0.141
              Second Quarter       $ 0.15            $ 0.11
              Third Quarter        $ 0.15            $ 0.07
              Fourth Quarter       $ 0.11            $ 0.10


     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 2001, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 56.

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

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2001, the Company's working capital was negative ($102,544) compared to negative ($128,751) at the end of 2000. The improvement in working capital was primarily the result of $38,476 in additional loans from the majority shareholder, which are classified as long-term in the Company's financial statements.

The Company no longer operates the mushroom cultivation company, NSME. The losses attributable to this discontinued operation were $37,228 and $197,402 for 2001 and 2000, respectively.

The Company moved out of its previously leased office and lab space in November of 2001 to the office complex on its 40-acre property in High Springs, FL.

Management believes that working capital will continue to improve in 2002 as the result of normal sales and a continued emphasis to monitor and control expenses. The Company has already experienced an increase in product orders for the first quarter of 2002.

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

During 2001, the Company  improved its dependency on major  customers.  In 2001, three customers represented 63% of total sales. In 2000, one customer represented 52% of sales. The result of this diversification in customers is expected to have some stabilizing effect on the Company's annual revenue.

Total product sales for 2001 were $289,425, a decrease of 17% from 2000 sales of $347,201. This change is due to the normal volatility of the Company's sales.

The Company's gross profit margin of 88% for the 2001 improved on 2000's GPM of 83%. The Company expects to realize a similar gross profit margin in 2002.

The Company's SG&A expenses decreased to $279,110 in 2001 from $381,398 in 2000. With the greatly reduced expenses implemented for 2001, management has improved the financial condition of the Company to begin 2002. Management will continue to hold expenses to a minimum in 2002.

The Company and its subsidiaries will continue to introduce new products that will enhance profitability and continue to implement its strategy of creating or acquiring operational affiliates and/or additional subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. The Company also intends to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products.

In keeping with its commitment to use the internet as a major advertising and public relations outlet, the Company continues to utilize the local ISP and web site managing Company, Live Wire. In April, 2000, the Company had Live Wire upgrade the Company's Web Site. This $30,000 asset has been instrumental in creating and maintaining a worldwide leadership role for the Company in the implementation of research and commercialization of CD applications. The Company believes that the maintenance and growth of its Web Site will return the investment many times.

Forward-looking Statements

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for cyclodextrin and mushrooms; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; production and pricing levels of important raw materials; and difficulties or delays in the development, production, testing and marketing of products; product margins and customer product acceptance.

Item 7.  Financial Statements

                        [LETTERHEAD OF JAMES MOORE & CO.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTD Holdings, Inc.:



We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a significant operating loss and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/James Moore & Company
January 24, 2002
Gainesville, Florida

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $     8,190
 Accounts receivable                                          25,760
 Inventory                                                    31,965
 Note receivable                                              10,456
 Other                                                         1,305
                                                        -------------
     Total current assets                                     77,676

PROPERTY AND EQUIPMENT                                       387,025

INTANGIBLES                                                    3,510
                                                         -------------
TOTAL ASSETS                                             $   468,211
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $    152,390
 Current portion of long-term debt                              8,199
 Line of credit                                                19,631
                                                         -------------
     Total current liabilities                                180,220
                                                         -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        161,389
  Due to shareholder                                           95,895
                                                         -------------
     Total long-term liabilities                              257,284
                                                         -------------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share, 9,900,000 shares authorized, 4,791,220 shares issued

  and outstanding                                                 480
 Class B non-voting common stock, par
  value $ .0001 per share, 10,000,000 shares                        -
  authorized, 0 shares issued and outstanding
 Additional paid-in capital                                 1,954,498
 Accumulated deficit                                       (1,924,271)
                                                         -------------
     Total stockholders' equity                                30,707
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   468,211
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001        2000
                                                   -------------   -------------
PRODUCT SALES                                       $  289,425       $  347,201

COST OF PRODUCTS SOLD                                   34,026           58,239
                                                   -------------   -------------
GROSS PROFIT                                           255,399          288,962

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           279,110          381,398
                                                   -------------   -------------
LOSS FROM OPERATIONS                                   (23,711)         (92,436)
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income                             2,605            2,304
 Interest expense                                      (35,435)         (28,294)
                                                   -------------   -------------
     Total other income (expense)                      (32,830)         (25,990)
                                                   -------------   -------------
LOSS FROM CONTINUINING OPERATIONS
  BEFORE INCOME TAXES                                  (56,541)        (118,426)

INCOME TAX EXPENSE, net                                     -          (195,000)
                                                   -------------   -------------
NET LOSS FROM CONTINUING OPERATIONS                    (56,541)        (313,426)

Loss from discontinued operations                      (37,228)        (197,402)
Impairment allowance on assets of
  discontinued operations                              (20,113)               -
                                                    -------------   ------------
NET LOSS                                              (113,882)        (510,828)
                                                   =============   =============

NET LOSS PER COMMON SHARE:
     From continuing operations                      $    (.01)     $      (.09

     From discontinued operations                    $    (.01)     $      (.05)
                                                    ============    ============

     Net Loss                                        $    (.02)     $      (.14)
                                                     ============    ===========
Weighted average number of
  Common shares outstanding                          4,388,922        3,702,203
                                                     ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                          CTD HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       COMMON STOCK             ADDITIONAL                     TOTAL
                                                                 PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL        DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------
Balance, December 31, 1999         3,175,220    $      316    $  1,765,785  $ (1,299,561)  $    466,540

Shares issued for services           736,000            74          92,726             -         92,800

Shares issued to acquire
 rights                               40,000             4          29,996             -          30,000

Shares sold                           40,000             4           9,996             -          10,000

Net loss                                  -              -               -        (510,828)     (510,828)
                                  -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2000         3,991,220           398       1,898,503      (1,810,389)       88,512

Shares issued for services           800,000            82          49,918             -          50,000

Shares issued for company expense         -              -           6,077             -           6,077
 by stockholder

Net loss                                        -              -               -  (113,882)     (113,882)
                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001         4,791,220     $      480    $ 1,954,498    $ (1,924,271)  $    30,707
                                  ============   ============   =============  ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2001 AND 2000
                Increase (Decrease) in Cash and Cash Equivalents

                                                           2001          2000
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $ (113,882)  $ (510,828)
                                                        -----------  -----------
 Adjustments to reconcile
   net loss to net cash used
   for operating activities:

   Depreciation and amortization                            51,293       26,414
   Loss on disposal of equipment                                 -          425
   Valuation allowance - other                                   -        4,111
   Valuation allowance deferred income taxes                     -      195,000
   Stock issued for services                                50,000       78,330
   Stock issued by stockholder for company expense           6,077            -
   Decrease (increase) in accounts receivable              (17,035)      12,539
   Decrease in inventory                                    24,353       28,931
   Increase in other current assets                          5,793        5,593
   Increase (decrease) in accounts payable
      and accrued expenses                                 (30,027)     130,783
                                                       -----------   -----------
        Total adjustments                                   90,454      482,126
                                                       -----------   -----------
    Net cash used for operating activities                 (23,428)     (28,702)
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         (9,295)     (97,007)
 Note receivable to employees                                    -         (910)
 Collection of note receivable to employee                   9,687       19,259
                                                      ------------   -----------
Net cash provided by (used for) investing activities           392      (78,658)
                                                      ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from (payments for) line of credit           (5,561        21,898
 Proceeds from loan to stockholder                         38,128        32,096
 Payment to stockholder on loan                                 -        (8,372)
 Proceeds from sale of stock                                    -        30,000
 Payment on long-term debt                                (18,031)      (24,997)
                                                     -----------     -----------
Net cash provided by financing activities                  14,536        50,625
                                                     ------------    -----------
Net decrease in cash and cash equivalents                  (8,500)      (56,735)
CASH AND CASH EQUIVALENTS, beginning of year               16,690        73,425
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS, end of year                  $   8,190     $  16,690
                                                      ============  ============

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          DECEMBER 31, 2001 AND 2000
                Increase (Decrease) in Cash and Cash Equivalents

                                   (Continued)

                                                         2001         2000
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $   35,435       $  28,294
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock issued for company expenses
    paid by stockholder                              $    6,077        $      -
                                                      ===========   ============
  Common stock issued for services                   $   50,000       $  78,330
                                                     ============  ============
  Common stock issued to acquire rights              $        -       $  10,000
                                                     ============  ============
  Acquisition of property and equipment with debt    $        -       $  12,845
                                                     ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31,2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and Subsidiary (the Company) that affect the accompanying consolidated financial statements:

     (a) ORGANIZATION AND OPERATIONS - The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. The
Company is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The Company also provides consulting services related to cyclodextrin technology. In 1999, the Company formed Nature Spirit Mushroom Enterprises, Inc. (NSME), a 99% owned subsidiary, to grow mushrooms and to develop and market a line of mushroom based products. The Company discontinued its mushroom growing operation in the first quarter of 2001.

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

     (e) INVENTORY - Inventory consists of cyclodextrin products purchased for resale and chemical complexes. Inventory is recorded at the lower of cost (first-in, first-out) or market.

     (f) INTANGIBLES - Intangible assets consist of loan costs recorded at cost. Intangible assets are amortized using the straight-line method over their respective estimated useful lives.

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

        (k) RECLASSIFICATIONS - Certain amounts in the 2000 financial statements have been reclassified for comparative purposes to conform with the 2001 presentation.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


     (l) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) CONTINGENCIES:

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $113,882 for the year ended December 31, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $102,544. Those factors create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans, until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) COMMITMENTS:

The future minimum lease payments under all operating leases are as follows:

                    YEAR ENDING
                    DECEMBER 31,                     AMOUNT
                    ------------                   -----------

                       2002                           7,108
                       2003                           3,947
                       2004                              -
                       2005                              -
                       2006                              -
                                                   -----------
                   Total                           $ 11,055
                                                   ===========

Rent expense under all operating leases was $30,868 and $28,606 for 2001 and 2000, respectively.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(3) COMMITMENTS:  (Continued)


The Company issued 200,000 shares of common stock to its President in 2000, that were awarded and expensed in 1999.

On March 1, 2000, the Company entered into a one year public relations contract with a consultant. The Company issued the consultant 200,000 shares of common stock. The Company valued the shares at $40,000, approximately 50% less than the bid price on the contract date. The Company recorded a prepaid asset of $40,000, which was amortized over one year, the life of the contract.

On April 1, 2000, the Company adopted a stock bonus plan for the Company's president. The amount of stock due each month is equal to $5,000 divided by 50% of the lowest stock trade amount for that month. The Company issued 75,566 shares and expensed $45,000 during 2000.The plan was discontinued at the end of 2000 in favor of a new employment agreement with its president.

On May 31, 2001, the Company entered into a one-year employment contract with its president with an annual salary of $30,000. In conjunction with the employment agreement, the Company issued 800,000 shares of common stock valued at $50,000 for salary earned under the agreement plus bonuses. At December 31, 2001, the Company owes it's president $9,687 of accrued salary.

During the third quarter of 2001, the Company entered into a financial services agreement with a consultant. The Company paid $2,500 and the Company's president issued 50,000 shares of common stock valued at $9,200 on behalf of the Company. The value of the common stock was based on the trading value on the date of award less a discount for lack of market float for the stock. The 50,000 shares of common stock were obtained from the Company's president for $3,125, and the difference of $6,075 was recorded as an increase to additional paid - in capital. The Company charged the total consultant compensation of $11,700 to expense in 2001.

(4) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001, consists of:

         Land                                          $    80,000
         Buildings and improvements                        249,604
         Machinery and equipment                           131,772
         Office furniture and equipment                     59,247
                                                       ------------
                                                           520,623
         Less: accumulated depreciation                    133,598
                                                       ------------
         Property and equipment, net                   $   387,025
                                                       =============
                                             F-10

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND DEPOSITS - The Company has demand deposits in a local branch bank that is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the bank balance was $14,211. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. The Company has no policy requiring collateral or other security to support its accounts receivable.

(6) MAJOR CUSTOMERS AND SUPPLIERS:

Sales to three customer in 2001  represented  approximately  63% of total sales.
Sales to one customers in 2000 represented approximately 52% of total sales. Purchases from two suppliers in 2001 represented approximately 24 % of total costs of products sold. There were no major suppliers in 2000.

(7) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2001:

         Mortgage note payable to bank, payments of $1,782 due monthly including principal and interest at 7.95%, collateralized by land and buildings

          with a cost of $210,000                                   $  169,588


              Less current portion                                       8,199
                                                                    -----------
              Long - term debt, less current portion                $  161,389
                                                                    ===========

Maturities on long-term debt as of December 31, 2001 over the next five years are as follows:

         Year ending

         December 31,                                   Amount

            2002                                       $  8,199
            2003                                          8,876
            2004                                          9,607
            2005                                         10,400
            2006                                         11,257
            2007 and thereafter                         121,249
                                                       ---------
                                                      $ 169,588

                                                      =========
                                      F-11

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The Company has a $25,000 unsecured line of credit with a local bank. The monthly minimum payment is calculated based on the outstanding balance. The interest rate is prime plus 3%(7.75% at December 31, 2001). The credit line can be canceled and payment of the outstanding amount due can be required on demand by the bank at any time. At December 31, 2001, $ 19,631 was outstanding and owed to the bank.

(8) RELATED PARTY TRANSACTIONS:

The Company has the following note receivable due from an employee at December 31, 2001:

         Mortgage  receivable,  payments  of  $454  due  semi-monthly  including
            principal  and  interest  at  8%,   collateralized   by  a  personal
            residence, maturing in 2002                               $  10,456
                                                                      ==========


The majority shareholder periodically advances the Company short-term loans and defers receipt of salary. The Company owes the shareholder $ 95,895 at December 31, 2001. The loan is unsecured, due on demand, including interest at 10%. Interest expense related to the loans totaled $ 8,652 for the year ended December 31, 2001.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 2001:

                                                CARRYING            FAIR
                                                 AMOUNT             VALUE
                                               ----------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                   $   8,190         $    8,190
  Accounts receivable                            25,760             25,760
  Note receivable                                10,456             10,456
                                               ----------         ---------
         Total financial assets               $  44,406         $   44,406
                                               ==========         =========
FINANCIAL LIABILITIES
  Accounts payable and accrued expenses       $ 152,390         $  152,390
  Line of credit                                 19,631             19,631
  Long-term debt                                169,588            169,588
  Due to shareholder                             95,895             95,895
                                               ----------         ---------
         Total financial liabilities          $ 437,504           $  437,504
                                               ==========         =========
                                      F-12

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The fair value of all financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments.

(10) INCOME TAXES:

The  Company  has  available  at  December  31,  2001,   unused  operating  loss
carryforwards totaling approximately $ 1,800,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending

           December 31,                               Amount

        -----------------                       -----------------

             2009                               $     998,000
             2010                                     195,000
             2017                                     206,000
             2020                                     281,000
             2021                                     130,000
                                                -----------------
             Total                              $   1,810,000
                                                =================

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $447,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Management has established a valuation allowance equal to the amount of the deferred tax asset due to uncertainty of realization of the benefit of the net operating losses against future taxable income.

                                                  2001          2000
                                             -----------   ------------
Current income tax expense                   $       -      $       -

Tax benefit of temporary differences             (56,000)     (71,000)

Effect of increase (decrease) in valuation
   allowance                                      56,000      266,000

                                             -----------   ------------
Total net tax expense                        $       -     $  195,000
                                             ===========   ============

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(11) PRIVATE PLACEMENT OF STOCK:

Beginning in 1999, the Company began offering a total of 1,300,000 shares of common stock under a private placement memorandum that expired on September 30, 2000. During 2000, 40,000 shares were sold for $30,000.

(12) DISCONTINUATION OF MUSHROOM FARMING OPERATIONS:

During the first quarter of 2001, the Company discontinued its mushroom growing operation. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the long-lived assets related to the mushroom farming operation to determine if the carrying value of the assets may not be recoverable. When an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair values of the assets evaluated were based on an estimate of discounted cash flow analysis or recent sales information of similar assets. As of December 31, 2001, the Company determined there was no impairment of land, property or equipment related to the mushroom farming operations. However, the Company determined there was an impairment in the carrying value of goodwill and other intangible assets related to the mushroom farming operations. Therefore, the Company recorded an impairment expense of $20,113, which reduced the carrying value of goodwill to zero at December 31, 2001.

The carrying value of the remaining idle long-lived assets related to the mushroom farming operations was approximately $172,000 at December 31, 2001.


                                                      SUMMARY COMPENSATION TABLE
                                      (three fiscal years ended December 31, 1999, 2000 and 2001)

                                          Annual                     Long Term
                                          Compensation               Compensation
                                 ---------------------------------------------------------



Other              All

                                                                             Annual            Other
Name and Principal Position                Year    Salary      Bonus      Compensation      Compensation

C.E. Rick Strattan                         2001    $   835      -0-           -0-            $59,687(1)
Chief Executive Officer, President         2000    $32,918      -0-           -0-            $40,000(2)
                                           1999    $42,000      -0-           -0-            $ 7,800(3)

     (1) Reflects grants of 800,000 shares
     (2) Reflects grants of 336,000 shares
     (3) Reflects grants of 200,000 shares


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

     On May 31, 2001, the Company entered into a one-year employment agreement with Mr. Strattan at an annual salary of $30,000 per year. The Agreement authorized the payment of $100,000 of Mr. Strattan's accrued salary by the issuance of the Company's common shares at a rate of $.125 per share.

Performance-Based Stock Compensation

     On January 28, 2000, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 1999. The Company believes Ms. Stephens shares were issued in error.

     On April 5, 2000, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

     On November 3, 2000, the Board of Directors authorized a bonus of 100,000 common shares to C.E. Rick Strattan in consideration of his work in 2000. These shares were issued in 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 29, 2000, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan(1).......................      2,772,400            57.86%
4123 N.W. 46th Avenue
Gainesville, FL 32606

All Officers and Directors as a group ......      2,772,400            57.86%



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

Item 12.  Certain Relationships and Related Transactions.

     On March 10, 2000, the Company adopted a resolution whereby 10,000 shares of the Company's common stock, issued in the name of Gregory V. DeLong, be returned to the Company's treasury stock as authorized but unissued shares, pursuant to a Stock Power retained by the Company.

     On August 10, 2000, the Company purchased 10,000 shares of common stock from Atlanta Syndication Network, Inc. for $5,000. The shares were originally issued in April 1997. The shares were canceled after the Company bought them.

     On November 24, 2000, the Company issued 106,474 shares to Burckhardt and Co. for its services performed in 2000.

     On January 28, 2000, the Board of Directors authorized a bonus of $10,000 and 250,000 common shares to Mr. Strattan and 1,500 shares to Lisa Stephens for their work in 2000.

     On April 5, 2000, the Board of Directors approved the repurchase of 106,474 common shares from Burckhardt and Company for a total consideration of $6,388.44.

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

        (10.6)  Extension of Agreement between the Company and Herbe
                         Wirkstoffe GmbH.***                                None
        (10.7)  Lease Extension+
        (10.8)  Loan Agreement with John Lindsay+
        (10.9)  Small Potatoes Contract+
        (10.10) Employment Agreement with C.E. Rick Strattan dated
                 May 30, 2001++

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

     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.

    *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.

    + Incorporated by referenced to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++  Filed herewith.

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

Date: March 29, 2002