Form 10QSB
period 2002-03-31
CTD HOLDINGS INC
filed 2002-05-16
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549
                               FORM 10-QSB


__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2002.


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

Applicable only to corporate issuers


As of May 1, 2002, the Company had outstanding 4,791,220 shares of its common stock.

Transitional Small Business Disclosure Format (Check One):
 No.

PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2002
                                                                --------------
CURRENT ASSETS

 Cash and cash equivalents                                        $   43,457
 Accounts receivable                                                  79,547
 Inventory                                                            29,224
 Note receivable                                                       7,974

                                                                     --------
     Total current assets                                            160,202


PROPERTY AND EQUIPMENT, NET                                          337,749


OTHER ASSETS

 Intangibles, net                                                      3,439

                                                                    --------


TOTAL ASSETS                                                       $ 501,390
                                                                   =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31, 2002

                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $  119,659
 Current portion of long-term debt                                     8,199
 Line of credit                                                       19,142
                                                                    ---------
Total current liabilities                                         $  147,000
                                                                    ---------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                159,398
 Stockholder loan                                                    110,680
                                                                  ----------
Total long-term liabilities                                       $  270,078
                                                                                                  ----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share, 9,900,000 shares authorized,
  4,791,220 shares
  issued and outstanding                                                 480


 Class B non-voting common stock, par value $.0001 per share,  10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   -
 Additional paid-in capital                                        1,954,498
 Accumulated deficit                                              (1,870,666)

                                                                 -----------

     Total stockholders' equity                                       84,312

                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  501,390
                                                                 ===========


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------

                                                       2002            2001

                                                  --------------   ------------
PRODUCT SALES                                     $   195,849      $   88,040

COST OF PRODUCTS SOLD                                  35,091          11,694
                                                  -----------         ---------

GROSS PROFIT                                          160,758          76,346


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           63,416          74,678
                                                  -----------         ---------
INCOME FROM OPERATIONS                                 97,342           1,668
                                                  -----------         ---------
OTHER INCOME (EXPENSE)

 Investment and other income                              375           2,353
 Interest expense                                      (8,434)        (14,148)
 Loss on disposal of equipment                        (35,678)           -

                                                  -----------         ---------
     Total other income (expense)                     (43,737)        (11,795)
                                                  -----------         ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS           53,605         (10,127)

LOSS FROM DISCONTINUED OPERATIONS                         -           (17,531)
                                                  -----------        ---------


NET INCOME (LOSS)                                      53,605         (27,658)

                                                  ===========         =========
NET INCOME (LOSS) PER COMMON SHARE
  From continuing operations                             (.01)             -
  From discontinued operations                             -             (.01)
                                                  -----------        ----------
    Net income (loss) per common share                   (.01)           (.01)
                                                  ===========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON

 SHARES OUTSTANDING                                 4,791,220        3,991,220

                                                  ==========         ==========


                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------

                                                         2002            2001

                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                    $  53,605    $   (27,658)

                                                     ------------  ------------
 Adjustments  to reconcile  net income (loss) to net cash provided by (used for)
operating activities:


   Loss on disposal of equipment                          35,678              -
   Depreciation and amortization                           6,189          8,711
  (Increase)in accounts receivable                       (53,787)       (33,347)
   Decrease in inventory                                   2,741          5,374
   Decrease in other current assets                        1,305          6,670
   Increase (decrease) in accounts payable and
    accrued expenses                                     (32,731)        19,449

                                                      -----------    -----------

        Total adjustments                                (40,605)         6,857

                                                      ----------    ------------
    NET CASH PROVIDED BY (USED FOR) OPERATING

     ACTIVITIES                                           13,000        (20,801)

                                                       ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                                    (2,820)          -
 Repayment of note receivable                              2,482          2,463
 Proceeds from sale of equipment                          10,300          -

                                                       ----------    ----------
    NET CASH PROVIDED BY

     INVESTING ACTIVITIES                                  9,962          2,463

                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payment on line-of-credit                                  (489)        (2,031)
 Payment on notes payable                                 (1,991)        (6,697)
 Proceeds from stockholder loan                           14,785         21,628

                                                     ------------  ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                        12,305         12,900

                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      35,267         (5,438)

CASH AND CASH EQUIVALENTS, beginning of period             8,190         16,690

                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, end of period              $   43,457     $   11,252
                                                     ============  ============



                                   (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------

                                                        2002           2001

                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $   5,391       $    7,638

                                                     ============  ============



                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)



The information presented herein as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited.


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

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

(2) GOING CONCERN:

The Company incurred a net loss for the years ended December 31, 2001 and 2000, and as of December 31, 2001, the Company's current liabilities exceeded its current assets by $102,544. Those factors, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is reducing expenses and attempting to increase revenues to return the Company to a profitable position. Additionally, management is working with creditors to work out agreeable payment plans, until the cash flow position improves. The ability of the Company to continue as a going concern is dependent on the Company achieving these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) NET INCOME (LOSS) PER COMMON SHARE:

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

(4)      DISCONTINUATION OF MUSHROOM FARMING OPERATIONS:

During the first quarter of 2001, the Company discontinued its mushroom growing operation. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the long-lived assets related to the mushroom farming operation to determine if the carrying value of the assets may not be recoverable. When an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair values of the assets evaluated were based on an estimate of discounted cash flow analysis or recent sales information of similar assets. During 2001, the Company determined there was an impairment in the carrying value of goodwill and other intangible assets related to the mushroom farming operations. Therefore, the Company recorded a write-down of $20,113, which reduced the carrying value to zero at December 31, 2001.

(5)      INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2002 due to the availability of a net operating loss carry forward.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management Discussion and Analysis

Liquidity and Capital Resources

As of March 31, 2002, the Company's working capital was $13,202 compared to ($201,105) a year ago and ($102,544) at December 31, 2001. Working capital continued to improve and became positive this quarter because of continuing strong sales resulting in profitability in the face of tight expense controls. By maintaining stringent expense reduction policies and concentrating on sales of cyclodextrins by CTDI, management expects liquidity to continue to improve with profitability.

In keeping with its commitment to use the internet as its major advertising and public relations outlet, the Company has entered into an agreement with its current, local ISP and web site managing Company, Livewire, to significantly upgrade its current web site, which is expected to cost $4,000. By increasing its catalog of CD products from 64 items to 154 items and improving access to its databases, the Company expects to strengthen its leadership position in the expanding CD Industry.

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

During 2001, the Company discontinued its mushroom farming operations, greatly reducing its overhead and operation expenses. The Company also relocated from a leased facility to its own building, further reducing expenses.

The Company expects to continue to reduce its dependency on a few major customers by expanding its product line and capitalizing on the exposure from its website and general growth in the CD market. For the first quarter of 2002, five customers represented 86% of sales. For the year ended December 31, 2001, three customers represented 63% of total sales in 2001. This diversification in customers will continue to stabilize the Company's revenue.

Total product sales for the first quarter of 2002 were $195,849, an increase of 122% from 2001 sales of $88,040 for the same period. This change is due in part to the normal volatility of the Company's sales, and in part to market reaction to new FDA approvals of food and pharmaceutical products containing CD's.

The Company's gross profit margin of 82% for the first quarter of 2002 is comparable to the 87% effort for the same period in 2001. The Company expects its gross profit margin in 2002 to remain consistent.

The Company's SG&A expenses decreased to $63,416 in the first quarter of 2002 from $74,978 in the same period of 2001. With the greatly reduced expenses maintained in 2001, management has improved the financial condition for the Company to begin 2002. Management will continue to hold expenses to a minimum in 2002. With expenses in check, management has positioned itself to maintain profitability even if the expected summer slow-down in CD sales occurs. However, the Company to date has seen no signs of such a slow-down.

The Company incurred a $35,678 loss from the sale of certain laboratory equipment during the first quarter of 2002. In addition to generating cash for the Company, the sale of this equipment will further reduce maintenance and depreciation expense associated with the sold equipment.

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

In keeping with its commitment to utilize the full power of the Internet as a major advertising and public relations outlet, the Company is allocating approximately $4000 more to improve its Web Site further in the second quarter of 2002. The Web Site continues to reinforce CTD's role as the best-known CD technology provider in the world.

Forward-looking Statements

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for Cyclodextrin and mushrooms; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; delays in the development, production, testing and marketing of products; product margins and customer product acceptance

Item 6.   Exhibits and Reports on Form 8-K

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                        May 2, 2002
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer