Form 10QSB
period 2002-06-30
CTD HOLDINGS INC
filed 2002-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549
                               FORM 10-QSB


__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2002.


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

Applicable only to corporate issuers


As of August 13, 2002, the Company had outstanding 4,791,220 shares of its common stock.

Transitional Small Business Disclosure Format (Check One):
 No.

PART I:  Financial Information
                                        3

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)




                                CTD HOLDINGS,INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS

                                                                 June 30, 2002
                                                                 -------------
 CURRENT ASSETS
 Cash and cash equivalents                                       $    26,602
 Accounts receivable                                                 100,464
 Inventory                                                            37,926
 Note receivable                                                       7,920
                                                                    ------------
     Total current assets                                            172,912

PROPERTY AND EQUIPMENT, Net                                          347,195

OTHER ASSETS
Intangibles, Net                                                       3,369
                                                                  -----------
TOTAL ASSETS                                                      $  523,476
                                                                  ===========
                                   (Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30,
                                                                          2002

                                                                    -----------




CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $  110,639
 Current portion of long-term debt                                       8,199
                                                                    -----------
                Total current liabilities                              118,838
                                                                    -----------
Long-term Liabilities

   Long-term debt, less current portion                                157,370
   Stockholder loan                                                    110,284
                                                                    -----------
     Total long-term liability                                         267,654
                                                                    -----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share,
   9,900,000 shares authorized, 4,791,220 shares issued
   and outstanding                                                         480
 Class B non-voting common stock, par value $ .0001 per
   share, 10,000,000 shares authorized, 0 shares issued
   and outstanding                                                           -
 Additional paid-in capital                                          1,954,498
 Accumulated deficit                                                (1,817,994)
                                                                    -----------
     Total stockholders' equity                                        136,984
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  523,476
                                                                    ===========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2002        2001       2002        2001
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $   130,995  $   84,814  $   326,844  $  176,996

COST OF PRODUCTS SOLD              25,796       6,195       60,887      22,300
                              -----------  ----------  -----------  ----------
GROSS PROFIT                      105,199      78,619      265,957     154,696

SELLING, GENERAL AND               56,758      64,043      120,174     138,452
ADMINISTRATIVE EXPENSES       -----------  ----------  -----------  ----------

INCOME FROM OPERATIONS             48,441      14,576      145,783      16,244
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
   Investment and other

   income                           1,108         451        1,483       2,804
 Interest expense                  (6,877)     (7,535)     (15,311)    (21,683)
 Gain (Loss) on disposal
     of equipment                  10,000           -      (25,678)           -
                              -----------   ----------   ----------  ----------

     Total other income

     (expense)                      4,231      (7,084)     (39,506)    (18,879)
                              -----------   ----------  -----------  ----------

NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS             52,672       7,492      106,277      (2,635)

LOSS FROM DISCONTINUED
 OPERATIONS                             -      (7,406)           -     (24,937)
                              -----------   ----------  -----------  ----------

NET INCOME (LOSS)             $    52,672  $       86  $   106,277  $  (27,572)
                              ===========   ==========  ===========  ==========
NET INCOME (LOSS) PER COMMON
 SHARE

   From continuing operations $       .01  $       -  $       .02  $     -
   From discontinued
   operations                          -           -            -        (0.01)                                          -----------
----------  -----------  ----------
       Net income (loss) per
         share                $       .01  $       -  $       .02  $     (0.01)
                              ===========  ==========  =========== ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      4,791,220   4,063,720    4,791,220   4,027,470
                              ===========  ==========  ===========  ===========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2002           2001
                                                     ----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $  106,277    $   (27,572)
                                                     ----------    -----------
 Adjustments  to reconcile  net income  (loss) to net cash provided by (used in)
  operating activities:

       Depreciation and amortization                     11,870         17,132
      Loss on disposal of equipment                      25,678             -
      Increase or decrease in:
       Accounts receivable                              (74,704)       (58,702)
       Inventory                                         (5,961)         9,649
       Other current assets                               1,305          3,617
       Accounts payable and accrued expenses             (41,751)      (14,100)
                                                     ------------   -----------
        Total adjustments                                (83,563)      (42,404)
                                                     ------------   -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                       22,714       (69,976)
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (17,877)      ( 2,486)
 Repayment of note receivable                              2,536         4,913
                                                      -----------   -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                      (15,341)        2,427
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                               (4,019)      (13,806)
 Net proceeds (payments) on line of credit               (19,631)       (3,705)
 Net proceeds (payments) on loan payable to stockholder   14,389        69,010
 Proceeds from sales of equipment                         20,300            -
                                                     ------------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             11,039        51,499
                                                     ------------   -----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                    18,412       (16,050)

CASH AND CASH EQUIVALENTS, beginning of period             8,190        16,690
                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period             $    26,602   $       640
                                                     ============   ===========
                                  (Continued)
                                       F-4

                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                   (Concluded)


                                                         Six Months Ended
                                                              June 30,

                                                     ------------------------
                                                         2002           2001
                                                     ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $   15,311      $ 21,683
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Stock issued to officer for compensation             $        -      $ 44,687
                                                     ==========     =========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                                   (Unaudited)

The information presented herein as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, is unaudited.

(1)   BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc. and its Subsidiaries (the Company). The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

(2) NET INCOME (LOSS) PER COMMON SHARE:

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Concluded)

(3)      DISCONTINUATION OF MUSHROOM FARMING OPERATIONS:

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

(4)      INCOME TAXES
The Company recorded no income tax expense for the three or six months ended June 30, 2002 due to the availability of a net operating loss carry forward.

Item 2.  Management's Discussion and Analysis or Plan of Operation



Management Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 2002, the Company's working capital was $54,074 compared to $13,202 in the previous quarter and ($102,544) at December 31, 2001. Working capital continued to improve, and increased this quarter because of increasing profitability. By maintaining stringent expense reduction policies and concentrating on sales of cyclodextrins (CD), management expects liquidity to continue to improve throughout 2002 as profitability is maintained.

In keeping with its commitment to use the Internet as its major advertising and public relations outlet, the Company's upgrade of its Website was completed early in the quarter at a cost of $4000. By increasing its catalog of CD products from 64 items to 154 items and improving access to its databases, the Company has indeed strengthened its leadership position in the expanding CD Industry.

Results of Operations

Sales of CD and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities in CD related research and development services for new customers and expand its line of manufactured products. Product sales of CTD are primarily to large pharmaceutical and food companies for research and development purposes. Because of its leadership role over the past 10 years in CD technology, the company is beginning to enjoy substantial sales to companies doing clinical trials with CD's.

No financial ripples from the discontinued mushroom operation were realized in the second quarter. The Company will continue to carefully manage its expenses, but does not expect to see as large reductions in expenses; and may see increases in future periods necessary to support the increased sales levels. The Company's relocation from a leased facility to its own building is also complete.

The Company continues to reduce its dependency on a few major customers by expanding its product line and capitalizing on the exposure from its website and general growth in the CD market. In the second quarter of 2002, six customers represented 88% of sales. For the year ended December 31, 2001, three customers represented 63% of total sales. This diversification in customers will continue to stabilize the Company's revenue.

Total product sales for the second quarter of 2002 were $130,995, an increase of 54% from 2001 sales of $84,814 for the same period; but was down by 1/3 from the first quarter's sales, emphasizing the extraordinary nature of that quarter's sales. This change is due in part to the normal volatility of the Company's sales, and in large part to market reaction to new FDA approvals of food and pharmaceutical products containing CD's.

The Company's gross profit margin for the second quarter of 2002 was 80% compared to 93% reported for the same period in 2001. The Company expects its gross profit margin in 2002 to stay between 80 and 85% through 2002.

The Company's SG&A expenses decreased to $56,758 in the second quarter of 2002 even from $64,043 in the same period of 2001 when expense reduction efforts were in full force; even slightly less than the previous quarter ($63,416). With the greatly reduced expenses maintained in 2001, management had improved the financial condition for the Company to begin 2002, and it continues that successful strategy even now. With expenses in check, management has positioned itself to maintain profitability even if the expected summer slow-down in CD sales occurs. However, the Company to date has seen no signs of such a slow-down.

The Company incurred a $35,678 loss from the sale of certain laboratory equipment during the first quarter of 2002 and a $10,000 gain in the second quarter of 2002. In addition to generating cash for the Company, the sale of this equipment will further reduce maintenance and depreciation expense associated with the sold equipment. However, that loss was a major factor in the increased net income of the company in the second quarter even with 1/3 less sales than the first quarter.

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

In keeping with its commitment to utilize the full power of the Internet as a major advertising and public relations outlet, the Company anticipates spending an additional $2000-$5000 to improve its Web Site further in 2002. The Web Site continues to reinforce CTD's role as the best-known CD technology provider in the world.

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

(a) Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                         None

  (11)      Statement re: Computation of Per Share Earnings            Note 2,
                                                                      Financial
                                                                     Statements

  (15)      Letter re: Unaudited Interim Financial Information          None

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None
   99.1     Certification of CEO
   99.2     Certification of CFO

(b) Reports on Form 8-K:
         None
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                        August 14, 2002
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer