Form 10QSB
period 2002-09-30
CTD HOLDINGS INC
filed 2002-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2002.

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ to ____

Commission file number: 000-25466

                             CTD HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

        Florida                                       59-3029743
  (State or other jurisdiction                      (IRS Employer

of incorporation or organization)                Identification No.)

   27317 N.W. 78th Avenue, High Springs, Florida, 32643
 (Address of principal executive offices)                 (Zip Code)

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

Applicable only to corporate issuers

As of November 12, 2002, the Company had 4,791,220 outstanding shares of its common stock.

Transitional Small Business Disclosure Format
(Check One):

 No.

PART I:  Financial Information

                                CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                            September 30, 2002
                                                              --------------
CURRENT ASSETS
 Cash and cash equivalents                                         $    76,660
 Accounts receivable                                                    49,152
 Inventory                                                              74,176
 Notes receivable                                                        7,919
                                                                  ------------
     Total current assets                                              207,907


PROPERTY AND EQUIPMENT, net                                            341,123


OTHER ASSETS
     Intangibles, net                                                    3,369
                                                                  ------------
TOTAL ASSETS                                                       $   552,399
                                                                  ============

                                   (continued)

                               CTD HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET

                                      (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,
                                                                      2002
                                                             ------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $     63,848
 Current portion of long-term debt                                       8,199
                                                                 -------------
    Total current liabilities                                           72,047


LONG-TERM LIABILITIES
  Long-term debt, less current portion                                 154,601
  Stockholder loan                                                     100,284
                                                                 -------------
      Total long-term liabilities                                      254,885
                                                                 -------------


STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value  $  .0001  per  share,
 100,000,000  shares   authorized,  4,791,220  shares  issued
 and  outstanding;  Class B  non-voting common stock, par
 value $ .0001 per share, 10,000,000 shares authorized,
 0 shares issued and outstanding                                           480

 Additional paid-in capital                                          1,954,498
 Accumulated deficit                                                (1,729,511)
                                                                 --------------
     Total stockholders' equity                                        225,467

                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    552,399
                                                                 ==============

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited


                                          Three Months Ended               Nine Months Ended
                                           September 30,                    September 30,
                                      ------------------------           ----------------------
                                          2002          2001                2002        2001
                                      ----------     ----------          ----------  ----------
PRODUCT SALES                         $  136,711     $   61,262           $  463,555 $  234,043

COST OF PRODUCTS SOLD                     10,131          4,899               71,018     22,788
                                      ----------     ----------           ----------  ----------
GROSS PROFIT                             126,580         56,363              392,537    211,255

SELLING, GENERAL AND                      48,151         74,892              168,325    213,575
ADMINISTRATIVE EXPENSE
                                      ----------     ----------           ----------  ----------
INCOME (LOSS) FROM OPERATIONS             78,429        (18,529)             224,212     (2,320)
                                      ----------     ----------           ----------  ----------

OTHER INCOME (EXPENSE)
Interest expense                          (4,728)        (3,771)             (20,039)   (25,454)
Gain (loss) on disposal
   of equipment                            1,578             -               (24,100)         -
Other                                     13,205            572               14,688      3,376
                                      ----------      ----------          ----------  ----------

   Total other income (expense)           10,055         (3,199)             (29,451)   (22,078)
                                     -----------      ----------          ----------  ----------
Net income (loss) from continuing
  operations                               -            (21,728)             194,761    (24,398)

Loss from discontinued operations          -            (11,072)                 -      (35,974)
Impairment allowance on assets of
  discontinued operations                  -            (20,113)                 -      (20,113)
                                     -----------      ----------          ----------  ---------
NET INCOME (LOSS)                       $ 88,484       $(52,913)          $  194,761  $ (80,485)
                                     ===========      ==========          ==========  ==========

NET INCOME (LOSS) PER COMMON SHARE

From continuing operations              $     02       $   (.01)          $      .04  $    (.01)
From discontinued operations            $      -       $   (.01)          $        -  $    (.01)
                                     -----------      ----------          ----------  ----------
     Total income (loss) per share      $    .02       $   (.02)          $      .04  $    (.02)
                                     ===========      ==========          ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              4,791,220      4,753,720            4,791,220  4,272,239
                                     ===========      ==========          ==========  ==========

 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002            2001
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                   $    194,761  $   (80,485)
                                                     ------------  ------------
 Adjustments to reconcile  net income  (loss) to
     net cash  provided by (used in)operating activities:

  Depreciation and amortization                            17,943       38,036
  Loss on disposal of equipment                            24,100          -
  Stock issued for services                                   -         56,077
  Increase in accounts receivable                         (23,392)     (11,281)
  Decrease (increase) in inventory                        (42,211)       9,137
  Decrease in other current assets                          1,305        4,286
  Decrease in accounts payable
   and accrued expenses                                   (88,542)     (44,951)
                                                     ------------  ------------
        Total adjustments                                (110,797)      51,304
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        83,964      (29,181)
CASH FLOWS FROM INVESTING ACTIVITIES                 ------------  ------------

 Purchase of property and equipment                       (17,878)      (3,595)
 Repayment of employee loan                                 2,537        7,358
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                     (15,341)       3,763
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on long-term debt                                (6,788)     (15,718)
 Net payments on line-of-credit                           (19,631)      (4,772)
 Net proceeds from stockholder loan                         4,389       34,162
 Proceeds from sale of equipment                           21,877          -
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       (153)      13,672

     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       68,470      (11,746)

CASH AND CASH EQUIVALENTS, beginning of period              8,190       16,690
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     76,660   $    4,944
                                                     ============  ============

                                   (Continued)

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002            2001
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $    20,039        25,454
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Stock issued to officer for compensation             $        -    $     56,077
                                                     ==========    ============


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

The information presented herein as of September 30, 2002, and for the three and nine months ended September 30, 2002, and 2001, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2001.

(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation.

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

(4) INCOME TAXES:

The Company recorded no income tax expense for the three or nine months ended September 30, 2002 due to the availability of a net operating loss carry forward.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

As of September 30, 2002, the Company's working capital was $135,860 compared to $54,074 in the previous quarter and ($102,544) at December 31, 2001. Working capital continued to improve, and increased again this quarter because of increasing profitability. By maintaining stringent expense reduction policies and concentrating on sales of cyclodextrins (CD), management expects to maintain liquidity at this level though the end of 2002 as a result of continued profitability. However, the sustained increase in sales levels have required the Company to significantly increase inventory levels and may result in increased operating expenses needed to maintain the higher level of sales. Management believes it can maintain profitability even with these increases.

In keeping with its commitment to use the Internet as its major advertising and public relations outlet, the Company continues to improve and upgrade its website. By increasing its catalog of CD products from 64 items to 154 items and improving access to its databases, the Company has indeed strengthened its leadership position in the expanding CD Industry.

Results of Operations

Sales of CD and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, the Company continues to expand its revenue producing activities in CD related research and development services for new customers and expand its line of manufactured products. Product sales of the Company are primarily to large pharmaceutical and food companies for research and development purposes. Because of its leadership role over the past 10 years in CD technology, the Company is beginning to enjoy substantial sales to companies doing clinical trials with CD's.

The Company will continue to carefully manage its expenses, but does not expect to see further large reductions in expenses; and may see increases in future periods necessary to support the increases sales levels.

The Company continues to reduce its dependency on a few major customers by expanding its product line and capitalizing on the exposure from its website and general growth in the CD market. For the nine months ended September 30, 2002, the Company had 4 customers that accounted for 75% of the year-to-date sales compared to 3 customers that accounted for 63% of the Company's sales for the same period in 2001. This increase in the number of major customers (= 10% of sales) customers will continue to stabilize the Company's revenue.

Total product sales for the third quarter of 2002 were $136,711, about the same as sales for the second quarter of 2002, but more than doubling sales of the third quarter 2001 ($61,262). These increased sales levels for 2002 are due in large part to market reaction to new FDA approvals of food and pharmaceutical products containing CD's; with new approvals expected to continue for many years.

The Company's gross profit margin for the third quarter of 2002 was 92.5% compared to 92.0% reported for the same period in 2001. The Company expects its gross profit margin for 2002 to be approximately 85%, which is within its historical range.

The Company's SG&A expenses decreased to $48,151 in the third quarter of 2002 compared to $56,758 from the second quarter of 2002. This is a 36% decrease from SG&A expense of $74,892 for the third quarter of 2001, which shows the effects of management's continued emphasis on expense reduction. With expenses in check, management has positioned itself to maintain profitability even if a year-end slow-down in CD sales occurs. However, the Company does not anticipate a reduction of sales in the near term.

As part of its expense reduction  efforts,  the Company sold certain  laboratory
equipment   during  2002.  The  sale  of  this  equipment  will  further  reduce maintenance and depreciation expense associated with the sold equipment.

The Company will continue to introduce new products that will enhance profitability and continue to implement its strategy of creating or acquiring operational affiliates and/or additional subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. The Company also intends to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. In September, the Company became the exclusive North American distributor for a major European CD products manufacturer.

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

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None
   99.1     Certification of CEO and CFO                                *

* Filed herewith

(b) Reports on Form 8-K:
         None
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                    November 14, 2002
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer