Form 10KSB
period 2002-12-31
CTD HOLDINGS INC
filed 2003-03-31
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 2002

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

     State issuer's revenues for its most recent fiscal year:  $522,372.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $175,970 based on the average high and low price (reflecting only one sale) as of March 17, 2003, of $.09 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 4,791,220 shares of Common Stock as of March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes No X


PART I

Item 1.  Description of Business

     CTD Holdings, Inc. ("Us" or "the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. We have recently shut down our mushroom growing operation. We also provide consulting services in the area of CD applications commercialization.

CDs

     Cyclodextrins are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agriculture, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. The Company and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

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

     We believe that the application of CDs in both OTC and ethical ophthalmic products provides the greatest opportunity for the successful and timely introduction of CD containing preparations for topical drug use.

     We provide consulting services for the commercial development of new products containing CDs. Our revenues are derived from consulting, the distribution of CDs, the manufacturing of selected CD complexes, and sales of its own manufactured and licensed products containing CDs.

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

     Our strategy is to sell CDs and to introduce products with little or no regulatory burden in order to minimize product expenses and create profitable revenue.

     We currently sell our products for use in the pharmaceutical, food and industrial chemical industries.

CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured and regulatory approval is in place, the Company believes that the food additive industry will continue to increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 25 years. In 1999 the economic impact of CD's on the Japanese economy was reported to be $2.6 billion. Within the last five years, more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. Oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") have been accepted. As of November 3, 1997, BCD use as a food additive in 10 categories of food products was confirmed to be generally recognized as safe (GRAS).

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Proctor & Gamble uses CDs in Bounce(R), a popular fabric softener and Febreze. Avon uses CDs in its dermal preparations using its Age Protective System APS(R). These uses will grow as the price of the manufactured CDs decrease or are perceived as acceptable in view of the value added to the products. In 2001 Janssen Pharmaceutica, a subsidiary of Johnson & Johnson received approval to market Sporanox(r), an oral and injectable formulation containing hydroxypropyl BCD.

     In Japan at least twelve pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be 10 times that of the CD itself.

CD Products

     Our CD products include Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 200 different varieties of CDs and the Aquaplex product line includes more than 60 different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved and are in use: Trappsol(R), and Aquaplex (R). These properties add to the intangible asset value of the Company. Since 2000, our Web Site at http://www.cyclodex.com, a major tangible asset has grown to be a leading Cyclodextrin information site on the Internet.

     CTD purchases CD's from commercial manufacturers around the world including: Wacker Chemie - Munich, Germany; Ensuiko Sugar Refining Co., Ltd. - Yokohama, Japan; Nihon Shokuhin Kako - Tokyo, Japan; Roquette Freres - Le Strem, France; Cerestar Inc. - Hammond IN, USA. At the end of 2002, CTD became the exclusive distributor in North America of the CD products manufactured by

Cyclolab R&D Labs in Budapest, Hungary. The Company does not manufacture cyclodextrins.

     We have introduced many new products into our basic line of CDs and CD complexes--liquid preparations of CDs; relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and finally, excess production of custom complexes when those items are not proprietary or restricted by the customer.

       Business Strategy

     Our strategy has been and will continue to be to generate profitable revenue through sales of CD related goods and services.

     From inception through the current year, sales of CDs and CD derivatives have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes.

     Presently, sales of CD complexes represent a majority of the Company's product sales revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. While the bulk price of commercialized CD's has gone down, it appears that our strategy of expanding the CD product line has compensated for the necessary competitive price reductions. We have doubled our list of major customers from 3 to 6 thereby reducing our dependency on sales to a very small core of repeat purchases.

     We intend to increase our business development efforts in the food additive and personal products industries while continuing to build on our successes in the pharmaceutical industry.

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

     The Company believes its competitive advantage lies in its experience and know how in the use and application of CDs, areas in which it believes it has few equals.

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

Marketing Plan

     We believe that the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. We believe that our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy.

     Our sales have always been direct, volatile and driven by the acceptance of CD's as beneficial excipients. Arrangements with large laboratory supply companies and several diagnostic companies have provided a strong sales base, that continues to diversify.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a WEB Page and "site" on the world-wide web and obtaining a unique and descriptive domain name:
"cyclodex.com".

     We intend to work with clients in countries whose current regulatory views include CDs as natural products acting as excipients to introduce beneficial pharmaceuticals improved by CDs.

     Along with the new products themselves, the Company has created a licensable mark that may be used by other manufacturers wishing to take advantage of the improved aqueous delivery afforded by Trappsol CDs.

     We intend to generate additional revenue through obtaining rights to certain patents that we will sublicense to appropriate organizations or that we will use to develop our own proprietary products. Revenue would then be expected to result from sub-licensing royalties, sales of CD complexes to be used in the newly developed pharmaceuticals, and finally from the sales of the products to end-users.

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

Competition

     The Company is currently a leading consultant in determining manufacturing standards and costs for CDs and CMCDs. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CD complexation procedures. The Company has established a strong business relationship with one of the experts in this field -- Cyclolab in Hungary -- and has utilized the services and expertise of this laboratory. The Company believes this relationship provides a significant marketing lead time, and combined with a strong marketing presence, will give the Company a two to three year lead time advantage over its competitors.

     We intend to form a more formal business relationship with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen our competitive advantage. Discussions between the principals of Cyclolab and CTD have been ongoing for more than 5 years. Potential relationships which have been discussed include joint venture arrangements, the Company's outright acquisition of Cyclolab and the employment of Cyclolab personnel to create Cyclolab-USA. There is no assurance that the Company will be able to reach a formal business relationship with Cyclolab.

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

Employees

     In 2002 the Company employed four persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.


          In 2000, the Company bought approximately 40 acres in Alachua County, Florida, for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The property had been developed in part as a mushroom growing facility. The Company has discontinued mushroom growing operations, but continues to use the property as its corporate headquarters. Its present 6,000 sq.ft. facility is expected to be adequate to house the Company's operations for the foreseeable future.

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     In October 1994, the Company's securities began trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol CTDI. In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc. Since the commencement of trading of the Company's securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board.


                                    High               Low
2000          First Quarter        $                 $
              Second Quarter       $ 0.438           $ 0.313
              Third Quarter        $ 0.313           $ 0.203
              Fourth Quarter       $ 0.203           $ 0.203
2001          First Quarter        $ 0.141           $ 0.141
              Second Quarter       $ 0.15            $ 0.11
              Third Quarter        $ 0.15            $ 0.07
              Fourth Quarter       $ 0.11            $ 0.10
2002          First Quarter        $ 0.086           $ 0.086
              Second Quarter       $ 0.082           $ 0.076
              Third Quarter        $ 0.065           $ 0.065
              Fourth Quarter       $ 0.049           $ 0.047



     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of March 17, 2003, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 66.

         Dividend Policy

     The Company will not pay any cash dividends on its common stock in 2003 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our cash and cash equivalents increased to approximately $46,000 as of December 31, 2002 compared to approximately $8,000 as of December 31, 2001. This increase was primarily a result in improvement of cash flows from operations of
approximately   $48,000  offset  by  purchases  of  property  and  equipment  of approximately $17,000 plus net proceeds on our existing debt totaling approximately $7,000.

As of December 31, 2002, our net working capital was approximately $115,000 compared to approximately ($103,000) at the end of 2001. The improvement in working capital resulted from increased sales, and a 17% reduction in SG&A expenses. The reduction in SG&A expenses resulted from the elimination of costs during 2002 from our discontinued mushroom business, and the consolidation of all operational components and low overhead costs associated with operating for a full year in one location, our 40-acre property in High Springs, FL.

We believe that working capital will continue to improve in 2003 as a result of the continued expansion of the Cyclodextrin industry while maintaining overhead costs at a minimum.

Results of Operations

Sales of cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Our product sales are primarily to large pharmaceutical and food companies for research and development purposes.

Total product sales for 2002 were $522,000, an 80% increase over 2001 sales of $289,000. This change is certainly in large part due to the normal volatility of our sales; however this group of large customers is growing. In 1999 and 2000 it was 3 or 4 customers accounting for 80% of our business; in 2002, six companies accounting for 80% of our business. These major companies continue to buy from us and they're continuing to buy more.

During 2002, we further reduced our dependency on just two or three major customers by increasing sales to a few more significant customers. While the same six companies accounted for 70-80% of our total sales in both 2001 and 2002; four of them purchased a combined total of approximately $213,000 more product in 2002 while the other two's purchases remained fairly constant. This $213,000 increase accounted for more than 90% of our increase in sales in 2002. This growing business from repeat customers (43% from 2001-2002) occurred with the smaller volume customers as well. In 2002, 83% of the Company's customers either increased or maintained their purchase levels.

Our gross profit margin of 84% remained consistently strong for 2002 compared to 88% for 2001. The slight decrease from the prior year is primarily due to fractionally smaller margins associated with larger quantities purchased.

Our SG&A expenses decreased to approximately $231,000 in 2002 from approximately $279,000 in 2001 as a result of the elimination of the costs associated with the discontinued mushroom operations and controlling of overhead costs associated with consolidating all operations in one location.

Total other expenses decreased slightly to approximately $32,000 in 2002 compared to approximately $33,000 in 2001. This slight improvement was primarily associated with a loss on the disposal of certain equipment related to the discontinued mushroom business of approximately $24,000; offset by an increase in investment income of approximately $14,000 due to our large cash reserves maintained throughout the year.

As a result of these improvements in sales and reduction of SG&A expenses the company recognized net income of approximately $166,000 in 2002 compared to a net loss of approximately ($114,000) in 2001.

We will continue to introduce new products that will increase sales revenue and continue to implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. In 2002, we became the exclusive distributor in North America of the CD products manufactured by Cyclolab Research Laboratories in Budapest, Hungary.

In keeping with its commitment to use the internet as a major advertising and public relations outlet, we are utilizing the local ISP and web site managing Company, ITG Inc. Early in 2002, we again upgraded our Web Site. This more than $30,000 asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe that the maintenance and growth of our Web Site will return that investment many times.

Forward-looking Statement

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for Cyclodextrins; changes in governmental law and regulations surrounding various matters, such as labeling disclosures; production and pricing levels of important raw materials; and difficulties of delays in the development, production, testing and marketing of products; product margins and customer product acceptance.

Item 7.  Financial Statements

                        [LETTERHEAD OF JAMES MOORE & CO.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTD Holdings, Inc.:



We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/James Moore & Company
January 23, 2003
Gainesville, Florida

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $    46,244
 Accounts receivable                                          36,282
 Inventory                                                    64,146
                                                        -------------
     Total current assets                                    146,672

PROPERTY AND EQUIPMENT                                       335,016

INTANGIBLES                                                    3,229

OTHER                                                          4,854

                                                         -------------
TOTAL ASSETS                                             $   489,771
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $     23,195
 Current portion of long-term debt                              8,876
                                                         -------------
     Total current liabilities                                 32,071
                                                         -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        152,513
  Due to shareholder

108,900

                                                           -------------
     Total long-term liabilities                               261,413
                                                           -------------

STOCKHOLDERS' EQUITY
 Class  A  common  stock,  par  value  $.0001  per  share,   100,000,000  shares
  authorized, 4,791,220 shares issued

  and outstanding                                                  480
 Class B non-voting common stock, par
  value $ .0001 per share, 10,000,000 shares                        -
  authorized, 0 shares issued and outstanding
 Additional paid-in capital                                  1,954,498
 Accumulated deficit                                        (1,758,691)
                                                          -------------
     Total stockholders' equity                                196,287
                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   489,771
                                                          =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        2002        2001
                                                   -------------   -------------
PRODUCT SALES                                       $   522,372     $   289,425

COST OF PRODUCTS SOLD                                    84,483          34,026
                                                   -------------   -------------
GROSS PROFIT                                            437,889         255,399

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            240,536         279,110
                                                   -------------   -------------
INCOME (LOSS) FROM OPERATIONS                           197,353         (23,711)
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income                             23,251           2,605
 Interest expense                                       (30,924)        (35,435)
 Loss on disposal of equipment                          (24,100)             -
                                                   -------------   -------------
     Total other income (expense)                       (31,773)        (32,830)
                                                   -------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  165,580          (56,541)

INCOME TAXES                                               -              -
                                                   -------------   -------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS            165,580         (56,541)

Loss from discontinued operations                           -           (37,228)
Impairment allowance on assets of
  discontinued operations                                   -           (20,113)
                                                    -------------   ------------
NET INCOME (LOSS)                                   $    165,580    $  (113,882)
                                                   =============   ============

NET INCOME (LOSS) PER COMMON SHARE:
     From continuing operations                     $        .03    $      (.01)
     From discontinued operation                    $          -    $      (.01)
                                                    ------------    ------------

     Net Income (Loss)                              $        .03    $      (.02)
                                                     ============    ===========
Weighted average number of
  common shares outstanding                            4,791,220      4,388,922
                                                     ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                  CTD HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       COMMON STOCK             ADDITIONAL                     TOTAL
                                                                 PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL       DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------
Balance, December 31, 2000         3,991,220    $       398   $   1,898,503  $ (1,810,389)  $     88,512

Shares issued for services           800,000             82          49,918             -         50,000

Shares issued for company
 expense by stockholder                    -              -           6,077             -          6,077


Net loss                                   -              -               -       (113,882)     (113,882)
                                  -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2001         4,791,220            480       1,954,498     (1,924,271)       30,707

Net Income                                               -              -               -        165,580
165,580

                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002         4,791,220     $       480    $  1,954,498    $(1,758,691)  $196,287

                                  ============   ============   =============  ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2002 AND 2001
                Increase (Decrease) in Cash and Cash Equivalents

                                                           2002          2001
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $   165,580  $ (113,882)
                                                        -----------  -----------
 Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating
         activities:
   Depreciation and amortization                             24,190      51,293
   Loss on disposal of equipment                             24,100         -
   Valuation allowance                                       12,907         -
   Stock issued for services                                    -        50,000
   Stock issued by stockholder for company expense              -         6,077
   Increase in accounts receivable                          (18,575)    (17,035)
   Decrease (Increase) in inventory                         (32,181)     24,353
   Decrease in other current assets                           1,305       5,793
   Decrease in accounts payable
      and accrued expenses                                 (129,195)    (30,027)
                                                        -----------  -----------
        Total adjustments                                  (117,449)     90,454
                                                        -----------  -----------
    Net cash provided by (used for) operating
      activities                                             48,131     (23,428)
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         (17,877)     (9,295)
 Other                                                          748       9,687
                                                         ----------- -----------
Net cash provided by (used for) investing activities        (17,129)        392
                                                         ------------ ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net payments on line of credit                             (19,631)     (5,561)
 Proceeds from loan to stockholder, net                      13,005      38,128
 Payment on long-term debt                                   (8,199)    (18,031)
 Proceeds from sale of equipment                             21,877         -
                                                         -----------  ----------
Net cash provided by financing
  activities                                                  7,052      14,563
                                                        ------------  ----------

Net increase (decrease) in cash and cash equivalents         38,054      (8,500)

CASH AND CASH EQUIVALENTS, beginning of year                  8,190      16,690
                                                        ------------  ----------
CASH AND CASH EQUIVALENTS, end of year                    $  46,244    $  8,190
                                                        ============  ==========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2002 AND 2001
                Increase (Decrease) in Cash and Cash Equivalents

                                   (Continued)

                                                         2002         2001
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $   30,924     $  35,435
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock issued for company expenses
    paid by stockholder                              $        -     $   6,077
                                                     ===========   ============
  Common stock issued for services                   $        -     $  50,000
                                                     ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

     (d) ACCOUNTS RECEIVABLE - Accounts receivable are stated at the amount management expects to collect from outstanding balances. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial.

     (e) PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Depreciation on leasehold improvements is computed on the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

     (f) INVENTORY - Inventory consists of cyclodextrin products purchased for resale and chemical complexes. Inventory is recorded at the lower of cost (first-in, first-out) or market.

     (g) INTANGIBLES - Intangible assets consist of loan costs recorded at cost. Intangible assets are amortized using the straight-line method over their respective estimated useful lives. Accumulated amortization is $993 at December 31, 2002.

     (h) REVENUE RECOGNITION - Revenues are recognized when products are shipped.

     (i) ADVERTISING - Advertising costs are charged to operations when incurred.

     (j) START-UP COSTS - Start-up costs are expensed as incurred.

     (k) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(l)  RECLASSIFICATIONS  - Certain amounts in the 2001 financial  statements have
been   reclassified   for   comparative   purposes  to  conform  with  the  2002
presentation.

(m) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS:

On May 31, 2001, the Company entered into a one-year employment contract with its president with an annual salary of $30,000. In conjunction with the employment agreement, the Company issued 800,000 shares of common stock valued at $50,000 for salary earned under the agreement plus bonuses.

During the third quarter of 2001, the Company entered into a financial services agreement with a consultant. The Company paid $2,500, and the Company's president issued 50,000 shares of common stock valued at $9,200 on behalf of the Company. The value of the common stock was based on the trading value on the date of award less a discount for lack of market float for the stock. The 50,000 shares of common stock were obtained from the Company's president for $3,125, and the difference of $6,075 was recorded as an increase to additional paid - in capital. The Company charged the total consultant compensation of $11,700 to expense in 2001.

Rent expense under all operating leases was $11,251 and $30,868 for 2002 and 2001, respectively.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002, consists of:

         Land                                          $    80,000
         Buildings and improvements                        207,706
         Machinery and equipment                            69,823
         Office furniture and equipment                     53,411
                                                       ------------
                                                           410,940
         Less: accumulated depreciation                     75,924
                                                       ------------
         Property and equipment, net                   $   335,016
                                                       =============

The carrying value of the remaining idle long-lived assets related to the mushroom farming operations was approximately $ 130,000 at December 31, 2002.

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND DEPOSITS - The Company has demand deposits in a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, the bank balance was $13,641. The Company has a money market account with a financial institution with a balance of $40,344, which is not insured by the Federal Deposit Insurance Corporation. The Company has no policy of requiring collateral or other security to support its deposits.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. The Company has no policy requiring collateral or other security to support its accounts receivable.

(5) MAJOR CUSTOMERS AND SUPPLIERS:

Sales to four customers (Ben Venue Laboratories, Sigma Chemical Company. Dade Behring and AstraZeneca, Inc.)in 2002 represented approximately 75% of total sales. Sales to three customers (Sigma Chemical Company. Dade Behring and AstraZeneca, Inc.) in 2001 represented approximately 63% of total sales.

Purchases from four suppliers in 2002 represented approximately 69% of total costs of products sold. Purchases from two suppliers in 2001 represented approximately 24 % of total costs of products sold.

(6) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2002:

         Mortgage note payable to bank, payments of $1,782 due monthly including principal and interest at 7.95%, collateralized by land and buildings

          with a cost of $210,000                                   $  161,389



              Less current portion                                       8,876
                                                                    -----------
              Long - term debt, less current portion                $  152,513
                                                                    ===========

Maturities on long-term debt as of December 31, 2002 over the next five years are as follows:

         Year ending

         December 31,                                   Amount

            2003                                       $  8,876
            2004                                          9,607
            2005                                         10,400
            2006                                         11,257
            2007                                         12,185
            2008     and thereafter                     109,064
                                                       ---------
                                                      $ 161,389

                                                       =========

(7) RELATED PARTY TRANSACTIONS:

The majority shareholder periodically advances the Company short-term loans and defers receipt of salary. The Company owes the shareholder $ 108,900 at December 31, 2002. The loan is unsecured, long-term, and interest accrues at 10%. Interest expense related to the loans totaled $ 11,263 and $8,652 for the years ended December 31, 2002 and 2001, respectively.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 2002:

                                                CARRYING            FAIR
                                                 AMOUNT             VALUE
                                               ----------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                   $  46,244          $  46,244
  Accounts receivable                            36,282             36,282
                                               ----------         ---------
         Total financial assets               $  82,526         $   82,526
                                               ==========         =========
FINANCIAL LIABILITIES
  Accounts payable and accrued expenses       $  23,195         $   23,195
  Long-term debt                                161,389            161,389
  Due to shareholder                            108,900            108,900
                                               ----------         ---------
         Total financial liabilities          $ 293,484         $  293,484
                                               ==========         =========
The fair value of all financial instruments approximates carrying value due to the short-term maturity of the instruments.

(9) INCOME TAXES:

The  Company  has  available  at  December  31,  2002,   unused  operating  loss
carryforwards totaling approximately $ 1,592,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending

           December 31,                               Amount

        -----------------                       -----------------

             2009                               $     839,000
             2010                                     195,000
             2017                                     206,000
             2020                                     281,000
             2021                                      71,000
                                                -----------------
             Total                              $   1,592,000
                                                =================

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $ 495,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. Management has established a valuation allowance equal to the amount of the deferred tax asset due to uncertainty of realization of the benefit of the net operating losses against future taxable income.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                 2002          2001
                                             -----------   ------------
Current income tax expense                   $   53,000    $       -

Tax benefit of temporary differences             (5,000)     (56,000)

Tax benefit of operating loss carryforwards     (48,000)           -

Effect of increase in valuation allowance             -       56,000

                                             -----------   ------------
Total net tax expense                        $       -     $       -
                                             ===========   ============

(10) DISCONTINUATION OF MUSHROOM FARMING OPERATIONS:

During the first quarter of 2001, the Company discontinued its mushroom growing operation. The fair values of the long-lived assets related to the mushroom farming operations were evaluated based on an estimate of discounted cash flow analysis or recent sales information of similar assets. As of December 31, 2001, the Company determined there was no impairment of land, property or equipment related to the mushroom farming operations. However, the Company determined there was an impairment in the carrying value of goodwill and other intangible assets related to the mushroom farming operations. Therefore, the Company recorded an impairment expense of $20,113 during 2001.

(11)     SUBSEQUENT EVENT:

In January 2003, the Company announced a repurchase program as of December 31, 2002, under which the Company would buy back common stock up to a maximum of 1,000,000 shares. The purchase price would be at $0.01 premium to market not to exceed $0.10 per share. This offer expires on April 15, 2003. As of January 23, 2003, no shares have been purchased by the Company under this program.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Two (2) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify: Principal Occupation Year First and Other Major Became Name, Age Age Affiliations Director

C.E. Rick Strattan      56        President, CEO and Chairman             1990

George L. Fails         57        Operations Manager                      2001

C.E. Rick Strattan, President, CEO and Director since its 1990. Mr. Strattan served as treasurer of the Company from August, 1990, to May, 1995. From November 1987 through July 1992, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for CDs. Mr. Strattan was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in Pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of Cyclodextrins.

George L. Fails, Operations Manager CTD, Inc. since 2000. Mr. Fails currently serves as Operations Manager for CTD, Inc. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator Officer with the US Marshall's Service. From 1965 until his retirement in 1986, Mr. Fails served with the US Army Special Forces, including several tours in Viet Nam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his BA from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal police Academy in Little Rock, Arkansas.

Directors, including directors also serving the Company in another capacity and receiving separate compensation therefore shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Item 10. Executive Compensation.

                           SUMMARY COMPENSATION TABLE
           (three  fiscal  years ended  December  31,2000, 2001 and 2003)

                                     Annual                     Long Term
                                   Compensation               Compensation
--------------------------------------------------------------------------
                         Year    Salary   Bonus  Compensation Compensation


Name and Principal
Position

C.E. Rick Strattan       2002    $ 33,346    -0-    -0-        $  -0-
CEO, President           2001    $    835    -0-    -0-        $ 59,687(1)
                         2000    $ 32,918    -0-    -0-        $ 40,000(2)

George L. Fails          2002    $20,000      -0-    -0-        $  -0-
                         2001    $20,000      -0-    -0-        $  -0-
                         2000    $10,000      -0-    -0-        $  -0-


     (1) Reflects grants of 800,000 shares
     (2) Reflects grants of 336,000 shares


     On May 31, 2001, the Company entered into a one-year employment agreement with Mr. Strattan at an annual salary of $30,000 per year. The Agreement authorized the payment of $100,000 of Mr. Strattan's accrued salary by the issuance of the Company's common shares at a rate of $.125 per share. No written agreement presently exists between Mr. Strattan and the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 17, 2003, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan(1).......................      2,836,000            59.192%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................         40,000             0.008%

All Officers and Directors as a group ......      2,876,000            60.000%

     (1) Held by Strattan Associates, Ltd., of which Mr. Strattan is the general partner. Strattan Associates, Ltd. is a limited partnership established by Mr.

Strattan for estate tax purposes and is not otherwise engaged in business. Strattan Associates, Ltd. is the owner of the 500,000 shares of CTD stock. Mr. Strattan is the President/CEO/CFO and Director of the Company.

Item 12.  Certain Relationships and Related Transactions.

On May 31, 2001, the Company entered into a one-year employment agreement with Mr. Strattan at an annual salary of $30,000 per year. The Agreement authorized the payment of $100,000 of Mr. Strattan's accrued salary by the issuance of the Company's common shares at a rate of $.125 per share. No written agreement presently exists between Mr. Strattan and the Company.

Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the shareholder $ 108,900 at December 31, 2002. The loan is unsecured, long-term, and interest accrues at 10%. Interest expense related to the loans totaled $ 11,263 and $8,652 for the years ended December 31, 2002 and 2001, respectively.

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

    (11)  Statement re: Computation of Per Share Earnings             Note 1(k)
                                                                    to Financial
                                                                      Statements

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

    (25)  Power of Attorney                                                 None

    (27)  Financial Data Schedule

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
          regulatory authorities                                            None

   (99.1) Certification  of  Chief  Executive Officer  and Chief  Financial
          Officer pursuant to 18  U.S.C. Section 1350, as adopted  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002****

(b) Reports on Form 8-K:

         None

     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.

    *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.

   ****  Filed herewith.

    + Incorporated by referenced to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded processed, summarized and reported with in the requisite time periods.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                             SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March ______, 2003.

                                              CTD. HOLDINGS, INC.


                                            By:__________/s/____________________
                                                   C.E. RICK STRATTAN,
                                                   Chief Executive Officer
                                                   Chief Operating Officer

              SIGNATURE                                TITLE


         ____________/s/___________________    Chief Executive Officer
          C.E. RICK STRATTAN                  Chief Operating Officer, Director



         ____________/s/_____________________    Director
          GEORGE L. FAILS

                                  CERTIFICATION

                                       OF

                CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, C.E. RICK STRATTAN, certify that:

1. I have reviewed this annual report on Form 10-KSB of CTD HOLDINGS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date; 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

_______/s/____________________________
C.E. RICK STRATTAN
Chief Executive Officer
Chief Financial Officer