Form 10QSB
period 2003-03-31
CTD HOLDINGS INC
filed 2003-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549
                               FORM 10-QSB


__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2003.


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

Applicable only to corporate issuers


As of May 1, 2003, the Company had outstanding 4,791,220 shares of its common stock.

Transitional Small Business Disclosure Format (Check One):
 No.

PART I:  Financial Information

CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2003
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $   36,260
 Accounts receivable                                                  25,041
 Inventory                                                            69,264
                                                                      --------
     Total current assets                                            130,565


PROPERTY AND EQUIPMENT, NET                                          337,426

INTANGIBLES                                                            3,159

OTHER ASSETS                                                           4,854
                                                                     --------
  TOTAL ASSETS                                                    $  476,004
                                                                   =========

(Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2003
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $    31,062
 Current portion of long-term debt                                      9,113
                                                                    ---------
Total current liabilities                                         $    40,175
                                                                    ---------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 149,394
 Stockholder loan                                                     101,562
                                                                    ----------
Total long-term liabilities                                        $  250,956
                                                                    ----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share,
  100,000,000 shares authorized, 4,791,220 shares
  issued and outstanding                                                 480
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   -
 Additional paid-in capital                                        1,954,498
 Accumulated deficit                                              (1,770,105)
                                                                 -----------
     Total stockholders' equity                                      184,873
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  476,004
                                                                 ===========

See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2003            2002
                                                  --------------   ------------
PRODUCT SALES                                     $    50,547      $    195,849

COST OF PRODUCTS SOLD                                   7,923            35,091
                                                  -----------         ---------
GROSS PROFIT                                           42,624           160,758

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           49,226            63,416
                                                  -----------         ---------
INCOME (LOSS) FROM OPERATIONS                     (6,602)                97,342
                                                  -----------         ---------
OTHER INCOME (EXPENSE)
 Investment and other income                            2,101            375
 Interest expense                                      (6,913)           (8,434)
 Loss on disposal of equipment                              -           (35,678)
                                                  -----------         ---------
     Total other (expense)                             (4,812)          (43,737)
                                                   -----------         ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                 (11,414)           53,605

INCOME TAXES                                                -                 -
                                                 ____________         _________
NET INCOME (LOSS)                                     (11,414)           53,605
                                                  ===========         =========
NET INCOME (LOSS) PER COMMON SHARE                       (.01)              .01
                                                  ===========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 4,791,220         4,791,220
                                                  ===========        ==========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2003            2002
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ (11,414) $     53,605
                                                     ------------  ------------
 Adjustments to reconcile net income (loss) to
net cash provided by operating activities:

   Loss on disposal of equipment                               -        35,678
   Depreciation and amortization                           5,911         6,189
   Decrease (Increase)in accounts receivable              11,241       (53,787)
   Decrease (Increase) in inventory                       (5,118)        2,741
   Decrease in other current assets                            -         1,305
   Increase (decrease) in accounts payable and
    accrued expenses                                      10,527       (32,731)
                                                      -----------    -----------
        Total adjustments                                 22,561       (40,605)
                                                      -----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                           11,147        13,000
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                    (8,250)      (2,820)
 Repayment of note receivable                                  -         2,482
 Proceeds from sale of equipment                               -        10,300
                                                       ----------     ----------
    NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES                                 (8,250)        9,962
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on line-of-credit                                     -          (489)
 Payment on notes payable                                 (2,881)       (1,991)
 Proceeds from stockholder loan                                -        14,785
 Payment on stockholder loan                             (10,000)            -
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                (12,881)       12,305
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (9,984)       35,267

CASH AND CASH EQUIVALENTS, beginning of period            46,244         8,190
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    36,260    $   43,457
                                                     ============  ============

                                   (Continued)





                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2003           2002
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $      4,248  $     5,391
                                                     ============  ============

See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)


The information presented herein as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, is unaudited.

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

Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

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


(3)      INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2002, due to the availability of a net operating loss carryforward.


(4)      STOCK BUY-BACK

The stock buy-back offered by the Company effective January 15, 2003 expired April 15, 2003. There were no shares offered by shareholders for buy-back. The terms offered by the Company were $.01 per share greater than the quote on BigCharts.com at the end of the day on which the request to sell was received by the Company, or $.10 per share, whichever was smaller.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management Discussion and Analysis

Liquidity and Capital Resources

Our cash and cash equivalents decreased to approximately $36,000 as of March 31, 2003 compared to approximately $46,000 as of December 31, 2002. This decrease was primarily the result of purchases of property and equipment of approximately $8,000 to improve the business operations facilities along with the paydown of certain long-term obligations of approximately $12,000. The decrease was offset by a slight improvement of our cash flows from operations of approximately $10,000 as cash flows were carefully managed in the face of a reduction in our sales.

As of March 31, 2003, our working capital was approximately $90,000 compared to approximately $115,000 at year-end 2002 and only approximately $5,000 a year ago. The working capital decrease from the previous quarter can be primarily attributed to our utilization of cash to improve our business operation facilities and paydown of certain long-term obligations. The working capital increase from the prior year can be primarily attributed to an improvement in our operations to profitability last year as a result of our increase in sales while reducing selling, general and administrative costs. We will continue to closely monitor our working capital and work to improve our liquidity and capital resources in 2003 while maintaining our overhead costs at a minimum.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Our product sales are primarily to large pharmaceutical and food companies for research and development purposes and as a result can be unpredictable. To manage this unpredictability, we maintain a constant line of communication with our major customers and their related Cyclodextrin research and development, while keeping a tight rein on our expenses.

Total product sales for the first quarter 2003 were approximately $51,000 compared to approximately $59,000 in the prior quarter and approximately $196,000 in the first quarter of 2002. While our sales were significantly less compared to the same quarter last year, they were fairly consistent with the prior quarter and were not unexpected.

Our gross profit margin of 84% remains consistently strong for the first quarter 2003 compared to 84% for all of 2002 and 82% for the same period a year ago. Our SG&A expenses decreased to approximately $49,000 from approximately $72,000 in the prior quarter and approximately $63,000 compared to the same quarter last year. As we are better able to predict our sales due to our improved customer communications, we are also better able to predict and control our operating expenses. The decrease in our SG&A expenses results primarily from controlling overhead costs.

Total other expenses decreased to approximately $5,000 for the first quarter compared to approximately $44,000 for the same period in the prior year as a result of our loss on disposal of equipment related to our former mushroom extraction operation.

As a result of our decrease in sales, we recognize a net loss of approximately $11,000 during the first quarter of 2003 compared to net income of approximately $54,000 during the same period in 2002.

In 2003 we intend to utilize the CTD Website to emphasize the company's unmatched knowledge of the emerging CD industry; we will be writing more about how CTD's customers are using CD's and what evidence we have that major industries have focused on CD's for products to soon be commercialized. We will continue to identify new products and new uses for CD's. We intend to explore even closer ties with our new European partner, Cyclolab; in 2003 management intends to aggressively pursue an even more formal relationship that may include ownership. Also in the year 2003, along with profitability, we intend to focus on asset enhancement.

Forward-looking Statements

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for Cyclodextrin; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; delays in the development, production, testing and marketing of products; product margins and customer product acceptance.
                                          9

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

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None
   99.1     Certification of CFO and CEO
   99.2     Section 1350 certification


(b) Reports on Form 8-K:
         None
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                     May 14, 2003
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer


Exhibit 99.1

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, C.E. RICK STRATTAN, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CTD HOLDINGS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

______/s/____________________________________
C.E. RICK STRATTAN
Chief Executive Officer
Chief Financial Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18
OF THE UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTD Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C.E. Rick Strattan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13

(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

___/s/________________________________
C.E. Rick Strattan
Chief Financial Officer
May 14, 2003