Form 10QSB
period 2003-06-30
CTD HOLDINGS INC
filed 2003-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549
                                 FORM 10-QSB


__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2003.


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

Applicable only to corporate issuers


As of June 30, 2003, the Company had outstanding 4,791,220 shares of its common stock.

Transitional Small Business Disclosure Format (Check One):
 No.

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)




                                CTD HOLDINGS,INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS
                                                                 June 30, 2003

                                                                 -------------
CURRENT ASSETS
 Cash and cash equivalents                                       $    50,691
 Accounts receivable                                                   8,835
 Inventory                                                            68,608
                                                                    ------------
     Total current assets                                            128,134

PROPERTY AND EQUIPMENT, Net                                          357,290

INTANGIBLES                                                            3,089

OTHER ASSETS                                                           4,854
                                                                  -----------
     TOTAL ASSETS                                                 $  493,367
                                                                  ===========

                                   (Continued)

                                CTD HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,
                                                                        2003

                                                                    -----------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   18,046
 Current portion of long-term debt                                      11,948
 Current portion of shareholder loan                                    10,000
                                                                    -----------
                Total current liabilities                               39,994
                                                                    -----------
Long-term Liabilities

   Long-term debt, less current portion                                158,803
   Stockholder loan, less current portion                               89,081
                                                                    -----------
     Total long-term liability                                         247,884
                                                                    -----------
STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share, 9,900,000 shares authorized,
   4,791,220 shares issued

   and outstanding                                                         480
 Class B non-voting common stock, par value $ .0001 per
   share, 10,000,000 shares authorized, 0 shares issued
   and outstanding                                                           -
 Additional paid-in capital                                          1,954,498
 Accumulated deficit                                                (1,749,489)
                                                                    -----------
     Total stockholders' equity                                        205,489
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  493,367
                                                                    ===========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2003        2002       2003        2002
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $   89,482   $  130,995  $   140,029  $  326,844

COST OF PRODUCTS SOLD             17,215       25,796       25,138      60,887
                              -----------  ----------  -----------  ----------
GROSS PROFIT                      72,267      105,199      114,891     265,957

SELLING, GENERAL AND              46,761       56,758       95,987     120,174
ADMINISTRATIVE EXPENSES       -----------  ----------  -----------  ----------

INCOME FROM OPERATIONS            25,506       48,441       18,904     145,783
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
   Investment and other

   income                            956        1,108        3,057       1,483
 Interest expense                 (5,846)      (6,877)     (12,759)    (15,311)
 Gain (Loss) on disposal
     of equipment                      -       10,000            -     (25,678)
                             -----------   ----------  -----------  ----------

     Total other income

     (expense)                    (4,890)       4,231       (9,702)    (39,506)
                              -----------  ----------  -----------  ----------

NET INCOME BEFORE INCOME
 TAXES                            20,616       52,672        9,202     106,277

 Income Taxes                          -            -            -           -
                              ----------   ----------  -----------  ----------
NET INCOME                    $   20,616   $   52,672  $     9,202  $  106,277
                              ===========  ==========  ===========  ==========

NET INCOME PER COMMON
 SHARE

       Net income per

         share               $       .00  $      .01  $       .00  $      .02
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      4,791,220   4,791,220    4,791,220   4,791,220
                              ===========  ==========  ===========  ==========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                          2003           2002
                                                     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $    9,202    $   106,277
                                                     ----------    -----------
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:

      Depreciation and amortization                       12,292        11,870
      Loss on disposal of equipment                           -         25,678
      Increase or decrease in:
       Accounts receivable                                27,447       (74,704)
       Inventory                                          (4,462)       (5,961)
       Other current assets                                    -         1,305
       Accounts payable and accrued expenses                  33       (41,751)
                                                     ------------   -----------
        Total adjustments                                 35,310       (83,563)
                                                     ------------   -----------
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                       44,512        22,714
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (19,545)      (17,877)
 Repayment of note receivable                                  -         2,536
                                                      -----------   -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                      (19,545)      (15,341)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                              (5,520)       (4,019)
 Net proceeds (payments) on line of credit                     -       (19,631)
 Net proceeds (payments) on loan payable to stockholder  (15,000)       14,389
 Proceeds from sales of equipment                              -        20,300
                                                     ------------   -----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                (20,520)       11,039
                                                     ------------   -----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                     4,447        18,412

CASH AND CASH EQUIVALENTS, beginning of period            46,244         8,190
                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period             $    50,691    $   26,602
                                                     ============   ===========
                                  (Continued)
                                       F-4

                                  CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                   (Concluded)


                                                             Six Months Ended
                                                                     June 30,

                                                     ------------------------
                                                         2003           2002
                                                     ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $    7,578     $  15,311
                                                     ==========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Purchase of vehicle with note payable               $   14,881     $       -
                                                     ==========     =========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                   (Unaudited)


The information presented herein as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, is unaudited.

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

Operating results for the three month and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

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

(3)      INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2003 and 2002 due to the availability of a net operating loss carryforward.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management Discussion & Analysis

Liquidity and Capital Resources

Our cash and cash equivalents increased to more than $50,000 as of June 30, 2003 compared to approximately $36,000 as of March 31, 2003. The increase resulted from improvement of our cash flows due to increased sales and continued reduction of expenses (5%) from the previous quarter. We also invested approximately $20,000 to improve the business operations physical facilities. We expect to invest up to an additional $20,000 to complete these improvements.

As of June 30, 2003, our working capital was approximately $88,000 compared to approximately $90,000 at the end of the previous quarter. The working capital stability from the previous quarter can be primarily attributed to improved sales and profitability, less cash investing in improving our physical facilities. We will continue to closely monitor our working capital and maintain a good liquidity position and capital resources for the remainder of 2003 while holding overhead costs at a minimum.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes continue to be highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin-related research and business development services for the Company and other outside companies while expanding our line of distributed products. Our product sales are primarily to large chemical supply and pharmaceutical companies for research and development purposes. To manage this volatility, we have begun to market more aggressively the business development aspect of our CD expertise with existing and new customers.

Total product sales for the second quarter 2003 were more than $89,000 compared to approximately $51,000 in the prior quarter. While our YTD 2003 sales are significantly less compared to the same time period last year ($140,029 vs. $326,844), our second quarter 2003 sales increased substantially over the previous quarter. The improvement on an annualized basis from 39% to 54% of 2002's sales brings the Company's product sales in line with its projected sales of $250,000-$300,000 for 2003.

Our gross profit margin of 82% remains consistently strong for the first half of 2003. Our SG&A expenses decreased to approximately $47,000 from approximately $49,000 in the prior quarter. The decrease in our SG&A expenses results primarily from controlling overhead costs and reducing interest expense whenever possible.

Total other expenses were approximately the same ($5,000) as the first quarter; 2003 YTD other expenses are approximately $10,000 compared to approximately $40,000 for the same period in the prior year as a result of our 2002 loss on disposal of equipment related to our former mushroom farming operation.

With the increase in sales, we recognize a net income of approximately $21,000 during the second quarter of 2003 compared to net income of approximately $53,000 during the same period in 2002.

In 2003 we continue to utilize the CTD Website to emphasize the company's unmatched knowledge of the emerging CD industry; we have included in our Website (What's New) how CTD's customers are using CD's and what evidence we have that major industries have focused on CD's for products now being commercialized. We will continue to identify new products and new uses for CD's. We intend to create even closer ties with our new European partner, Cyclolab; in 2003 management intends to aggressively pursue an even more formal relationship that may include ownership.

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

Item 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days prior to the filing of this report, has concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared. Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

     (b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

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

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None
   99.1     Certification of CFO and CEO                                  *
   99.2     Section 1350 certification                                    *

* Filed Herewith

(b) Reports on Form 8-K:
         None
                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                     August 13, 2003
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer