Form 10QSB
period 2003-09-30
CTD HOLDINGS INC
filed 2003-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.   20549
                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2003.

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

Applicable only to corporate issuers


As of September 30, 2003, the Company had outstanding 4,791,220 shares of its common stock.

Transitional Small Business Disclosure Format (Check One):
 No.

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements


                                 CTD HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS

                                                              September 30, 2003
                                                                 --------------
CURRENT ASSETS
 Cash and cash equivalents                                         $    63,387
 Accounts receivable                                                    15,552
 Inventory                                                              74,824
                                                                   ------------
     Total current assets                                              153,763


PROPERTY AND EQUIPMENT, net
371,215

OTHER ASSETS
     Intangibles, net                                                    3,018
                                                                   ------------
TOTAL ASSETS                                                       $   527,996
                                                                   ============

                                   (continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,
                                                                        2003

                                                              ------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $     29,816
 Current portion of long-term debt                                      12,112
 Current portion of stockholder loan                                    20,000
                                                                 -------------
    Total current liabilities                                           61,928
                                                                 -------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                 156,492
  Stockholder loan, less current portion                                76,495
                                                                 -------------
      Total long-term liabilities                                      232,987
                                                                 -------------


STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value  $  .0001  per  share,  100,000,000  shares authorized, 4,791,220 shares issued and outstanding; Class B non-voting common stock, par value $ .0001 per share, 10,000,000 shares authorized, 0 shares issued and outstanding



 Additional paid-in capital                                          1,954,498
 Accumulated deficit                                                (1,721,897)
                                                                 --------------
     Total stockholders' equity                                        233,081

                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    527,996
                                                                 ==============

                 See Accompanying Notes to Financial Statements



                                          CTD HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                   Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                               ----------------------          ----------------------
                                   2003        2002                2003        2002
                               ----------  ----------          ----------  ----------
PRODUCT SALES                  $   85,516 $  136,711           $  225,545 $  463,555

COST OF PRODUCTS SOLD               8,816     10,131               33,954     71,018
                               ----------  ----------          ----------  ----------
GROSS PROFIT                       76,700    126,580              191,591    392,537

SELLING, GENERAL AND               45,507     48,151              141,494    168,325
ADMINISTRATIVE EXPENSE
                               ----------  ----------          ----------  ----------
INCOME FROM OPERATIONS             31,193     78,429               50,097    224,212
                               ----------  ----------          ----------  ----------

OTHER INCOME (EXPENSE)
Interest expense                   (4,697)     (4,728)            (17,456)   (20,039)
Gain (loss) on disposal
   of equipment                         -       1,578                   -    (24,100)
Investment and other income         1,146      13,205               4,203     14,688
                                  ----------  ----------          ----------  ----------

   Total other income (expense)    (3,551)     10,055             (13,253)   (29,451)
                                  ----------- ----------          ----------  ----------
NET INCOME BEFORE INCOME TAXES     27,642      88,484              36,844    194,761

 Income Taxes                          -           -                   -          -
                                 -----------  ----------          ----------  ----------

NET INCOME                       $  27,642   $ 88,484          $   36,844  $ 194,761
                                 ===========  ==========          ==========  ==========

NET INCOME PER COMMON SHARE      $     .01   $    .02         $      .01  $      .04
                                 -----------  ----------          ----------  ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      4,791,220   4,791,220           4,791,220  4,791,220
                                 ===========  ==========         ==========  ==========

                     See Accompanying Notes to Financial Statements



                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                        2003            2002
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                   $    36,844   $   194,761
                                                     ------------  ------------
 Adjustments to reconcile  net income  (loss) to net cash  provided by (used in)
    operating activities:

  Bad debt                                                 4,854            -
  Depreciation and amortization                           18,939        17,943
  Loss on disposal of equipment                                -        24,100
  Increase or decrease in:
    Accounts receivable                                   20,730       (23,392)
    Inventory                                            (10,678)      (42,211)
    Other current assets                                      -          1,305
    Accounts payable and accrued expenses                 14,166       (88,542)
                                                     ------------  ------------
        Total adjustments                                 48,011      (110,797)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      84,855         83,964
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                      (54,927)      (17,878)
 Repayment of note receivable                                  -         2,537
                                                     ------------  -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                    (54,927)      (15,341)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds on long-term debt                               14,881            -
 Payments on long-term debt                               (7,666)      (6,788)
 Net proceeds (payments) on line-of-credit                     -      (19,631)
 Net proceeds on loan payable to stockholder             (20,000)       4,389
 Proceeds from sale of equipment                               -       21,877
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    (12,785)       (153)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     17,143       68,470

CASH AND CASH EQUIVALENTS, beginning of period             46,244       8,190
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     63,387  $    76,660
                                                     ============  ============

                                   (Continued)

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Increase (Decrease in Cash and Cash Equivalents

                                   (Unaudited)


                                                               Nine Months Ended
                                                                   September 30,

                                                     --------------------------
                                                        2003            2002
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                $     9,777   $   20,039
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Purchase of vehicle with note payable                 $    14,881   $        -
                                                     ============  ============



                 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
           NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2003
                                  (Unaudited)

The information presented herein as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, is unaudited.

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

Operating results for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2002.

(2)  NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed in accordance with the requirements of the Statement of Financial Accounting Standards No. 128 (SFAS
128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. SFAS 128 eliminated the previous requirement that earnings per share include the effect of any dilutive common stock equivalents in the calculation.

(3)      INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2003 and 2002 due to the availability of a net operating loss carryforward.

(4)      SUBSEQUENT EVENTS

The following events occurred subsequent to September 30, 2003:

The Company's majority shareholder sold 500,000 shares of common stock to the Company for a $25,000 note payable, with interest at 5%. The Company entered into a six-month agreement with a financial consultant to provide public relations services. The Company will issue 500,000 shares to the financial consultant and expense the fair value of the stock issued ($25,000) over the six month term of the agreement. The Company's majority shareholder also granted options to the financial consultant to purchase an additional 500,000 shares of CTD stock through April 30, 2004 at per share prices ranging from $.10 to $1.00. The Company has recorded no compensation expense related to these options as the option prices exceeded the market price of the stock at the time of issuance.

The Company awarded its president $50,000 in common stock for services rendered at the then market price. The Company expects to issue approximately 1,000,000 registered common shares under Form S-8.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management Discussion and Analysis

Liquidity and Capital Resources

Our cash and cash equivalents increased to more than $63,000 as of September 30, 2003 compared to approximately $46,000 as of the end of 2002. The increase resulted from improvement of our cash flows due to increased gross profit margins and continued reduction of expenses (3%) from the previous quarter.

As of September 30, 2003, our working capital was approximately $92,000 compared to approximately $115,000 at the end of 2002. We have generated approximately $85,000 from operations during 2003 and have used our additional funds to reduce debt and make improvements to our operating facilities. We will continue to closely monitor our working capital and maintain a good liquidity position and capital resources for the remainder of 2003 while holding overhead costs at a minimum.

We have invested approximately $36,000 and anticipate and additional $15,000 to complete the current improvement projects to our business operation's physical facilities. These improvements primarily involve the renovation of our office structure.

Subsequent to September 30, 2003, Mr. Strattan, the Company's president, was awarded a bonus of stock equal in value to $50,000 for the Company's profitable performance over the past two years. Mr. Strattan agreed to take the bonus in the Company's common stock at the value of the stock at the end-of-the-day, October 14, 2003.

The Company also refinanced its mortgage on the 40-acre property at a more favorable variable interest rate (a drop of 2.95%) interest and thereby reduced its future interest expense and improved cash flow.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes in the 3rd quarter, provided a respite to the usual volatility. We expect the volatility to resume, however. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin-related research and business development services for the Company and other outside companies while expanding our line of distributed products. Our product sales are primarily to large chemical supply and pharmaceutical companies for research and development purposes. To manage this volatility, we have begun to market more aggressively the business development aspect of our CD expertise with existing and new customers.

Total product sales for the third quarter 2003 were more than $85,000 compared to approximately $89,000 in the prior quarter. While our YTD 2003 sales are significantly less compared to the same time period last year ($225,545 vs. $463,555), the continued improvement on an annualized basis to 58% of 2002's sales brings the Company's product sales in line with an annual average sales calculated over the last 5 years of $300,000.

Our gross profit margin of 90% remains consistently strong for 2003. Our SG&A expenses further decreased to approximately $46,000 from approximately $47,000 in the prior quarter. The decrease in our SG&A expenses results primarily from controlling overhead costs and reducing interest expense whenever possible.

Total other expenses were lower ($4,000) than the prior quarter ($6,000); 2003 YTD other expenses are approximately $13,000 compared to approximately $29,000 for the same period in the prior year.

While we were successful at holding our gross profit margin and selling, general and administrative expenses constant, with lower sales we recognized a decrease in net income to approximately $28,000 during the third quarter of 2003 compared to net income of approximately $88,000 during the same period in 2002.

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                     November 13, 2003
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer