Form 10KSB
period 2003-12-31
CTD HOLDINGS INC
filed 2004-03-30
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                               1934 (Fee Required)

                   For the fiscal year ended December 31, 2003

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

                              Class A Common Stock

                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No----.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year:  396,428.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,424,349 based on the average high ($.50) and low ($.40) price as of March 26, 2004, of $.45 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 5,791,220 shares of Common Stock as of March 26, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One): Yes No X


PART I

Item 1.  Description of Business

     CTD Holdings, Inc. ("Us" or "the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. We also provide consulting services in the area of commercialization of CD applications.

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

     We believe that the application of CDs in both OTC and ethical ophthalmic products provides the greatest financial opportunity in the pharmaceutical industry for the successful and timely introduction of CD containing preparations for topical drug use.

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

     CDs are manufactured in large quantities by mixing appropriate enzymes with starch solutions, thereby reproducing the natural process. ACD, BCD and GCD can be manufactured by an entirely natural process and therefore are considered to be natural products. Additional processing is required to isolate and separate the CDs. The purified ACD, BCD, and GCD are referred to collectively as natural CDs (NCDs).

     The chemical groups on each glucose unit in a CD molecule provide chemists with ways to modify the properties of the CDs, i.e. to make them more water soluble or less water soluble, thereby making them better carriers for a specific chemical. The CDs that result from chemical modifications are no longer considered "natural" and are referred to as chemically modified CDs ("CMCDs"). Since the property modifications achieved are often so advantageous to a specific application, the Company does not believe the loss of the "natural" product categorization will prevent its ultimate commercial use. It does, however, create a greater regulatory burden.

     The Company's strategy is to acquire companies that are just beginning to apply CD technology in current product lines. By applying CTD, Inc.'s expertise in all relevant areas of CD applications, providing new products from the Company's portfolio of CD-containing products, and assisting in the infusion of new capital for the marketing and distribution of the acquired business's products, the Company intends to grow the acquired business and then sell it or spin it off as a public company.

The Company's current acquisition areas of interest are in the pharmaceutical, food and industrial chemical industries.

CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured and regulatory approval is in place, the Company believes that the food additive industry will continue to increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 25 years and in Europe for at least 15 years. In 1999 the economic impact of CD's on the Japanese economy was reported to be $2.6 billion. Within the last five years, more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. Oral arguments for regulatory approval by the United States Food and Drug Administration ("FDA") have been accepted. As of November 3, 1997, BCD use as a food additive in 10 categories of food products was confirmed to be generally recognized as safe (GRAS). As of December 2002, BCD and GCD have been approved as GRAS for use in the United States; ACD will follow by 2005. BCD is acceptable for use in pharmaceuticals in the United States, Europe and Japan.

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Proctor & Gamble uses CDs in Bounce(R), a popular fabric softener and Febreze(R). Avon uses CDs in its dermal preparations using its Age Protective System APS(R). These uses are already growing as the price of the manufactured CDs decrease and are increasingly perceived as acceptable in view of the value added to the products. In 2001 Janssen Pharmaceutica, a subsidiary of Johnson & Johnson received approval to market Sporanox(R), an oral and injectable formulation containing hydroxypropyl BCD.

     In Japan at least two dozen pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be 10 times that of the CD itself.

CD Products

     CTD, Inc.'s CD products include Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 250 different varieties of CDs and the Aquaplex product line includes more than 60 different complexes of active ingredients with various CDs. In addition to these product lines, the Company introduced Garlessence(R) in the fourth quarter of 1995. Garlessence is the first ingestible product containing CDs to be marketed in the U.S. The Company also provides consulting services, research coordination, and the use of CD Infobase(TM), a comprehensive database of CD related information. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark office. The following trademarks have been approved and are in use: Trappsol(R), and Aquaplex(R). These properties add to the intangible asset value of the Company. Since 2000, our Web Site at http://www.cyclodex.com, a major tangible asset has grown to be the leading Cyclodextrin information site on the Internet.

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

     We have introduced many new products into our basic line of CDs and CD complexes--liquid preparations of CDs; relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and finally, excess production of custom complexes and fine chemicals when those items are not proprietary or restricted by the customer.

       Business Strategy

     Our strategy is to generate substantial growth of revenues and assets through sales of acquired companies selling CD-related goods and services.

     From inception through the current year, sales of CDs and CD derivatives by CTD, Inc. (a wholly-owned subsidiary of the Company) have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes.

     Presently, sales of CD complexes represent almost all of the Company's revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. While the bulk price of commercialized CD's has gone down, it appears that CTD, Inc.'s expanding the CD product line has compensated for the necessary competitive price reductions. CTD, Inc. had more than 30 customers in 2003, receiving more than $1,000 of products and four customers of that 30 that purchased an average of $70,000 of products. All were repeat customers of at least three years.

     The Company intends to concentrate its business development efforts in the ophthalmic pharmaceutical and environmental industries while continuing to solidify its technical leadership position.

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

     Assuming the availability of funds, the Company will negotiate licensing rights to its own selected inventions with its acquisitions. Because of its comprehensive technical and patent database for CD-related inventions, the Company believes it is
uniquely   positioned  to  take  advantage  of  constantly   evolving  licensing
situations.

Marketing Plan

     We believe that the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. We believe that our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy.

     CTD, Inc.'s sales have always been direct, volatile and driven by the acceptance of CD's as beneficial excipients. Arrangements with large laboratory supply companies and several diagnostic companies have provided a strong sales base, that continues to diversify.

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

     The Company intends to generate additional revenue through obtaining rights to certain patents that it will sublicense to appropriate organizations or that it will use to help acquired companies to develop their own proprietary products. Revenue for these acquired companies would then be expected to result from sub-licensing royalties, sales of CD complexes to be used in the newly developed pharmaceuticals, and finally from the sales of the products to end-users.

     Assuming an ongoing successful process of development, approval and adoption of CDs and CMCDs for pharmaceutical applications, the Company's objective is to initiate dialogue and be well prepared for partnerships with major food companies. Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption. Therefore, the Company will work with the food companies and key university food research groups to initially evaluate food-related applications. These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least expensive. The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances)have already become accepted commercial uses for CMCDs (chemically modified CDs) and (naturally modified CDs) NMCDs.

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

Employees

     In 2003, the Company employed four persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

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


                                    High               Low
2000          First Quarter        $                 $
              Second Quarter       $ 0.438           $ 0.313
              Third Quarter        $ 0.313           $ 0.203
              Fourth Quarter       $ 0.203           $ 0.203
2001          First Quarter        $ 0.141           $ 0.141
              Second Quarter       $ 0.15            $ 0.11
              Third Quarter        $ 0.15            $ 0.07
              Fourth Quarter       $ 0.11            $ 0.10
2002          First Quarter        $ 0.086           $ 0.086
              Second Quarter       $ 0.082           $ 0.076
              Third Quarter        $ 0.065           $ 0.065
              Fourth Quarter       $ 0.049           $ 0.047
2003          First Quarter        $ 0.070           $ 0.085
              Second Quarter       $ 0.050           $ 0.050
              Third Quarter        $ 0.050           $ 0.050
              Fourth Quarter       $ 0.730           $ 0.050



     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 2003, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 66.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our cash and cash equivalents decreased to approximately $8,000 as of December 31, 2003 compared to approximately $46,000 as of December 31, 2002. This decrease was simply a timing issue around the receipt of a large receivable payment as reflected in the $134,000 accounts receivable balance. Current assets as of December 31, 2003 were actually 50% higher than the year before.

As of December 31, 2003, our net working capital was approximately $193,000 compared to approximately $115,000 at the end of 2002. The improvement in working capital resulted from net income for the year and $25,000 in a current deferred tax asset.

We believe that working capital will continue to improve in 2004 as a result of the continued expansion of the Cyclodextrin industry while we maintain overhead costs at a minimum.

During 2003, we began renovating and updating our corporate offices and have invested approximately $50,000 through December 31, 2003. We plan to invest an additional $15,000 to complete these renovations during 2004.

We refinanced our mortgage on the 40-acre property at a more favorable variable interest rate, resulting in a 3% decline in the effective rate. This change reduced interest expense and increased cash flow.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Our product sales are primarily to large pharmaceutical, food, and diagnostics companies for research and development purposes.

Total product sales for 2003 were approximately $395,000, a 24% decrease over 2002 sales of $522,000. This change can be attributed to the normal volatility of our sales. Our major customers continue to buy products consistently. In 2002, 4 companies accounted for 75% of our business. In 2003, 3 companies accounted for 74% of our sales revenues; one company alone accounted for 43% of sales. These major companies continue to buy from us and they're continuing to buy more. This growing business from repeat customers occurred with the smaller volume customers as well. In 2003, more than 50% of the Company's customers either increased or maintained their purchase levels.

Our gross profit margin of more than 88% remained consistently strong for 2003 compared to 84% for 2002.

Our SG&A expenses increased to approximately $264,000 in 2003 from approximately $240,000 in 2002 primarily as a result of the issuance of a stock bonus of $50,000 to the President/CEO and the one-time expenses of approximately $10,000 for PR/IR services, partially offset by further reductions in overhead.

Total other expenses decreased to approximately $17,000 in 2003 compared to approximately $32,000 in 2002. This decrease due to our refinancing our mortgage during 2003 and reducing our interest expense. We also had a loss on equipment disposals in 2002 that did not reoccur in 2003.

Based on our profitability for 2003 and 2002, we revaluated our valuation allowance on our deferred tax asset. Our deferred tax asset is based on our net operating loss carryforward. We determined that our valuation allowance should be reduced form 100% to 35%, resulting in an income tax benefit of $225,000 for 2003.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. In 2002, we became the exclusive distributor in North America of the CD products manufactured by Cyclolab Research Laboratories in Budapest, Hungary.

In keeping with its commitment to use the internet as a major advertising and public relations outlet, we continue to maintain our web site. This asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe that the maintenance and growth of our web site will return that investment many times.

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

Item 7.  Financial Statements

                        [LETTERHEAD OF JAMES MOORE & CO.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTD Holdings, Inc.:



We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/James Moore & Company
January 14, 2004
Gainesville, Florida

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $     7,757
 Accounts receivable                                         134,022
 Inventory                                                    79,183
 Deferred tax asset                                           25,000
 Other                                                        23,229
                                                        -------------
     Total current assets                                    269,191
                                                        -------------
PROPERTY AND EQUIPMENT, NET                                  379,300
                                                        -------------
OTHER

 Intangibles, net                                             14,476
 Deferred tax asset                                          200,000
                                                         -------------
     Total other assets                                      214,476
                                                         -------------
TOTAL ASSETS                                             $   862,967
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $     45,791
 Current portion of long-term debt                              9,941
 Current portion of stockholder loan                           20,000
                                                         -------------
     Total current liabilities                                 75,732
                                                         -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        161,003
  Due to stockholder, less current portion
59,967

                                                         -------------
     Total long-term liabilities                              220,970
                                                         -------------

STOCKHOLDERS' EQUITY
 Class  A  common  stock,  par  value  $.0001  per  share,   100,000,000  shares
  authorized, 5,791,220 shares issued

  and outstanding                                                 580
 Class B non-voting common stock, par
  value $ .0001 per share, 10,000,000 shares                        -
  authorized, 0 shares issued and outstanding
 Additional paid-in capital                                 2,029,398
 Accumulated deficit                                       (1,463,713)
                                                         -------------
     Total stockholders' equity                               566,265
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   862,967
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003        2002
                                                   -------------   -------------
PRODUCT SALES                                       $   394,532    $   522,372

COST OF PRODUCTS SOLD                                    45,433         84,483
                                                   -------------   -------------
GROSS PROFIT                                            349,099        437,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            263,495        240,536
                                                   -------------   -------------
INCOME FROM OPERATIONS                                  85,604         197,353
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income                              6,973         23,251
 Interest expense                                       (22,599)       (30,924)
 Loss on disposal of equipment                                -        (24,100)
                                                   -------------   -------------
     Total other income (expense)                       (15,626)       (31,773)
                                                   -------------   -------------
INCOME BEFORE INCOME TAXES                               69,978        165,580

INCOME TAXES                                            225,000              -
                                                   -------------   -------------
NET INCOME                                         $    294,978    $   165,580
                                                   =============   ============

NET INCOME PER COMMON SHARE:                       $        .06    $       .03
                                                   ------------    ------------

 Weighted average number of
  common shares outstanding                           5,004,919      4,791,220
                                                   ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                 CTD HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                       COMMON STOCK             ADDITIONAL                     TOTAL
                                                                 PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL       DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------
Balance, December 31, 2001         4,791,220    $       480    $  1,954,498   $ (1,924,271)  $    30,707

Net Income                                               -              -               -        165,580
165,580

                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002         4,791,220            480       1,954,498     (1,758,691)      196,287

Shares issued for services         1,000,000            100          49,900              -        50,000

Company expenses paid by
 Stockholder                               -              -          25,000              -        25,000

Net Income                                 -              -               -        294,978       294,978
                                  ------------   ------------   -------------  ------------   ------------

Balance, December 31, 2003          5,791,220    $      580     $ 2,029,398    $(1,463,713)   $  566,265
                                  ============   ============   =============  ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F-5

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002
                Increase (Decrease) in Cash and Cash Equivalents

                                                            2003          2002
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $   294,977  $   165,580
                                                        -----------  -----------
 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                              37,815     24,190
   Deferred income taxes                                  (225,000)           -
   Loss on disposal of equipment                                  -      24,100
   Valuation allowance                                            -      12,907
   Stock issued for services                                 50,000           -
   Bad debts                                                 4,854            -
   Increase in accounts receivable                         (97,741)     (18,575)
   Increase in inventory                                   (15,037)     (32,181)
   Decrease (Increase) in other current assets              (7,500)       1,305
   Increase (decrease) in accounts payable
    and accrued expenses                                    22,596     (129,195)
                                                         ----------   ----------
        Total adjustments                                (230,013)     (117,449)
                                                         ----------   ----------
    Net cash provided by operating activities                64,964       48,131
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (54,716)     (17,877)
 Purchase of intangibles                                   (11,174)           -
 Other                                                           -          748
                                                         -----------   ---------
Net cash used for investing activities                     (65,890)     (17,129)
                                                         -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term debt                                  (8,628)      (8,199)
 Payments on loan from stockholder, net                    (28,933)      13,005
 Proceeds from sale of equipment                                 -       21,877
 Net payments on line of credit                                  -      (19,631)
                                                         ----------     --------
Net cash provided (used for) by financing
  activities                                                (37,561)       7,052
                                                         ----------     --------

Net increase (decrease) in cash and cash equivalents        (38,487)      38,054

CASH AND CASH EQUIVALENTS, beginning of year                 46,244        8,190
                                                         ------------  ---------
CASH AND CASH EQUIVALENTS, end of year                    $   7,757     $ 46,244
                                                         ===========  ==========

                                                 CTD HOLDINGS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Continued)

                                                          2003         2002
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $    13,472   $   30,924
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Vehicle acquired with debt financing               $    14,881   $        -
                                                     ===========   ============
  Common stock issued for services                   $    50,000   $        -
                                                     ===========   ============
    Company expenses paid by shareholder               $    25,000   $        -
                                                     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

     (b) BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

     (g) INTANGIBLES - Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible are amortized using the straight-line method over their respective estimated useful lives.

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

         (l)   RECLASSIFICATIONS   -  Certain  amounts  in  the  2002  financial
statements have been reclassified for comparative purposes to conform with the 2003 presentation.

         (m) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS:

Rent expense under all operating leases was $6,345 and $11,251 for 2003 and 2002, respectively.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003, consists of:

         Land                                          $    80,000
         Buildings and improvements                        211,606
         Machinery and equipment                            84,704
         Office furniture and equipment                     49,738
                                                       ------------
                                                           426,048
         Less: accumulated depreciation                     97,564
                                                       ------------
                                                           328,484

            Construction in progress                        50,816
                                                       ------------

            Property and equipment, net                $   379,300
                                                       ============

The carrying value of remaining idle long-lived assets related to a former mushroom farming operation was approximately $ 120,000 at December 31, 2003.

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND DEPOSITS - The Company has demand deposits in a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the bank balance was $8,444. The Company has no policy of requiring collateral or other security to support its deposits.

         (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. One major customer accounted for 90% of the accounts receivable balance at December 31, 2003. The Company has no policy requiring collateral or other security to support its accounts receivable.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

(5) MAJOR CUSTOMERS AND SUPPLIERS:

Sales to three customers (Sigma Chemical Company, Dade Behring and AstraZeneca, Inc.) in 2003 represented approximately 74% of total sales. Sales to four customers (Ben Venue Laboratories, Sigma Chemical Company, Dade Behring and AstraZeneca, Inc.) in 2002 represented approximately 75% of total sales.

Purchases from two suppliers in 2003 represented approximately 80% of total costs of products sold. Purchases from four suppliers in 2002 represented approximately 69% of total costs of products sold.

(6) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2003:

         Mortgage note payable to bank, payments of $1,263 due monthly including principal and interest at 5%, collateralized by land and buildings

          with a cost of $210,000                                   $  157,796



         Note payable to financing company, payments of
          $288 due monthly, including principal and interest,
          at 6%, collateralized by vehicle with a cost
          of $14,881                                                    13,148
                                                                    -----------

         Total long-term debt                                          170,944

         Less current portion                                            9,941
                                                                    -----------
   Long-term debt, less current portion                             $  161,003
                                                                    ===========

Maturities on long-term debt as of December 31, 2003 over the next five years are as follows:

         Year ending

          December 31,                                      Amount
                 2004                                    $   9,941
                 2005                                       10,713
                 2006                                       11,294
                 2007                                       11,907
                 2008                                       10,504
                 2009     and thereafter                   116,585
                                                          ---------
                                                         $ 170,944
                                                          =========

(7) RELATED PARTY TRANSACTIONS:

The majority stockholder periodically advances the Company loans. The Company owes the stockholder $79,967 at December 31, 2003. The loan is unsecured and interest accrues at 5%. Interest expense related to the loan totaled $9,127 and $11,263 for the years ended December 31, 2003 and 2002, respectively. Principal payments are $5,000 per quarter.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account as of December 31, 2003:

                                                CARRYING            FAIR
                                                 AMOUNT             VALUE
                                               ----------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                   $   7,757          $   7,757
  Accounts receivable                           134,022            134,022
                                               ----------         ---------
         Total financial assets          $      141,779          $ 141,779
                                               ==========         =========
FINANCIAL LIABILITIES
  Accounts payable and accrued expenses       $  45,791         $   45,791
  Long-term debt                                170,944            170,944
  Due to stockholder                             79,967             79,967
                                               ----------         ---------
         Total financial liabilities          $ 296,702         $  296,702
                                               ==========         =========
The fair value of all financial instruments approximates carrying value due to the short-term maturity of the instruments.

(9) INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of net operating loss carryforwards, accelerated depreciation methods for income tax purposes and interest accrued to related parties but not for tax purposes until paid.

The  Company  has  available  at  December  31,  2003,   unused  operating  loss
carryforwards totaling approximately $ 1,483,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending

           December 31,                               Amount

        -----------------                       -----------------

             2009                               $     730,000
             2010                                     195,000
             2017                                     206,000
             2020                                     281,000
             2021                                      71,000
                                                -----------------
             Total                              $   1,483,000
                                                =================

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $ 350,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

At December 31, 2002, management determined that a 100% valuation allowance was appropriate. For 2003 and 2002, the Company realized net income and utilized approximately $260,000 of its net operating loss carryforward to offset its current income tax liabilities. Management expects to maintain continued profitability in the future and realize additional benefits of its net operation loss carryforwards. At December 31, 2003 Management determined that a reduction in the valuation allowance to 35% from 100% of the future tax benefit is appropriate. Accordingly, the Company has recognized a $225,000 deferred tax asset and the resulting income tax benefit in 2003 to reflect this change in estimate. Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the Company's estimated deferred tax asset will change in the near term and be material to the financial statements.

                                                  2003          2002
                                             -----------   ------------
Current income tax expense                   $  (17,000)    $  (53,000)

Tax benefit of temporary differences              -              5,000

Tax benefit of operating loss carryforwards      17,000         48,000

Effect of decrease in valuation allowance       225,000              -

                                             -----------   ------------
Total net tax benefit (expense)               $ 225,000     $        -
                                             ===========   ============


(10) SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During  the  fourth  quarter  of 2003,  the  Company  determined  its  valuation allowance on its deferred tax asset resulting from net operating loss carryforwards to be lower than previously recorded and reduced the valuation allowance from 100% to 35%, resulting in an income tax benefit of $225,000 in the fourth quarter of 2003.

(11) CAPITAL TRANSACTIONS

The Company engaged a consultant to perform services over a six month period. The majority stockholder (and President) transferred 500,000 shares of CTDH stock valued at $25,000 to the consultant on behalf of the Company. The consulting fee was recorded by the Company as an other current asset and a capital contribution by the stockholder. The consulting fee is expensed over the life of the contract.

The Company issued 1,000,000 shares registered under Form S-8 to its President as a bonus. The stock was valued at $50,000 when awarded and was expensed.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Two (2) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Principal Occupation         Year First Became
                                                                      Director

C.E. Rick Strattan      57        President, CEO and Chairman             1990

George L. Fails         58        Operations Manager                      2001

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

Item 10. Executive Compensation.

                           SUMMARY COMPENSATION TABLE
           (three  fiscal  years ended  December  31,2000, 2001 and 2003)

                                     Annual                     Long Term
                                   Compensation               Compensation
--------------------------------------------------------------------------
                         Year    Salary   Bonus  Compensation Compensation

Name and Principal
Position

C.E. Rick Strattan       2003    $ 36,000    -0-     $50,000   $  -0-(1)
President, CEO           2002    $ 33,346    -0-        -0-    $  -0-
Chairman                 2001    $    835    -0-        -0-    $ 59,687(2)

George L. Fails          2003    $ 20,836    -0-        -0-    $  -0-
Operations Manager       2002    $ 20,000    -0-        -0-    $  -0-
                         2001    $ 20,000    -0-        -0-    $  -0-

   (1)Reflects grants of 1,000,000 shares
   (2)Reflects grants of 800,000 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and $5,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. No shares were awarded under the Employment Agreement in 2003. As of March 1, 2004, 38,267 shares have been awarded pursuant to the Employment Agreement. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract.

     Effecitve January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly, plus $1,000 per month in restricted common shares of the Company, based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. As of March 1, 2004, 7,654 shares have been awarded pursuant to the Employment Agreement.

    On November 17, 2003, the Company entered into an agreement with Big Apple Consulting of Longwood, Florida, to provide PR/IR and financial consulting services. The term of the contract was for six months. Mr. Strattan transferred 500,000 common shares held by him to Big Apple as a consulting fee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Companyon March 26, 2004, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual or .........Amount and Nature of   Approximate %
Identity of Group ..........................Beneficial Ownership     of Class

C.E. Rick Strattan   .......................      2,574,267(1)(2)        44.16%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................         47,654(3)           0.82%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

All Officers and Directors as a group ......      2,621,921            44.98%


     (1) Held by Strattan Associates, Ltd., of which Mr. Strattan is the generalpartner. Strattan Associates, Ltd. is a limited partnership established by Mr.Strattan for estate tax purposes and is not otherwise engaged in business. Strattan Associates, Ltd. is the owner of the 500,000 shares of CTD stock. Mr. Strattan is the President/CEO/CFO and Director of the Company.
     (2)Includes 38,267 shares issuable pursuant to Employment Agreement.
     (3)Includes 7,654 common shares pursuant to Employment Agreement.

Item 12.  Certain Relationships and Related Transactions.

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the shareholder $89,202 at December 31, 2003. The loan is unsecured, long-term, and interest accrues at 5%. Interest expense related to the loans totaled $9,127 and $11,263 for the years ended December 31, 2003 and 2002, respectively.

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

        (10.6)  Extension of Agreement between the Company and Herbe
                         Wirkstoffe GmbH.***                                None
        (10.7)  Lease Extension+
        (10.8)  Loan Agreement with John Lindsay+
        (10.9)  Small Potatoes Contract+
        (10.10) Employment Agreement with C.E. Rick Strattan dated
                 May 30, 2001++
        (10.11) Employment Agreement of C.E. Rick Strattan dated
                 October 14, 2003+++
        (10.12) Employment Agreement of George L. Fails dated
                 October 14, 2003****

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

    (25)  Power of Attorney                                                 None

    (27)  Financial Data Schedule

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
          regulatory authorities                                            None

   (99.1) Certificate of Chief Executive Officer and Chief Financial Officer****

   (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

(b) Reports on Form 8-K:

         None

     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.

    *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.

   ****  Filed herewith.

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.

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

                             SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

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