Form 10QSB
period 2004-03-31
CTD HOLDINGS INC
filed 2004-05-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.   20549
                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2004.

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

                          APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2004, the Company had outstanding 7,384,207 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2004
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $  106,354
 Accounts receivable                                                  47,327
 Inventory                                                            77,613
 Deferred tax asset                                                   25,000
 Loan to shareholder                                                   3,361
 Prepaid Expenses                                                     50,384
                                                                     --------
     Total current assets                                            310,039
                                                                     --------

PROPERTY AND EQUIPMENT, NET                                          395,679
                                                                     --------
OTHER

 Intangibles, net                                                     14,327
 Deferred tax asset                                                  197,500
                                                                     --------
     Total other assets                                              211,827
                                                                     --------
  TOTAL ASSETS                                                    $  917,545
                                                                    =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2004
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $   62,111
 Current portion of long-term debt                                    10,297
 Current portion of stockholder loan                                  20,000
                                                                    ---------
         Total current liabilities                                $   92,408
                                                                    ---------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                158,154
 Due to stockholder, less current portion                             49,925
                                                                   ----------
         Total long-term liabilities                              $  208,079
                                                                   ----------

Common stock payable                                               $  18,000
                                                                   ----------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $ .0001 per share, 100,000,000 shares authorized, 5,891,220 shares

  issued and outstanding                                                 590
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   -
 Additional paid-in capital                                        2,069,388
 Accumulated deficit                                              (1,470,920)
                                                                  -----------
      Total stockholders' equity                                     599,058
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  917,545
                                                                  ===========

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2004              2003
                                                   --------------   ------------
PRODUCT SALES                                     $   133,179      $     50,547

COST OF PRODUCTS SOLD                                  23,365             7,923
                                                  -----------          ---------
GROSS PROFIT                                          109,814            42,624

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          113,046            49,226
                                                  -----------          ---------
INCOME (LOSS) FROM OPERATIONS                          (3,232)           (6,602)
                                                  -----------          ---------
OTHER INCOME (EXPENSE)
 Investment and other income                            1,719             2,101
 Interest expense                                      (3,193)           (6,913)
                                                  -----------          ---------
     Total other (expense)                             (1,474)           (4,812)
                                                   -----------         ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (4,706)          (11,414)

INCOME TAXES                                           (2,500)                -
                                                   -----------         ---------
NET INCOME (LOSS)                                      (7,206)          (11,414)
                                                  ===========          =========
NET INCOME (LOSS) PER COMMON SHARE                       (.00)             (.00)
                                                   ===========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 5,798,912         4,791,220
                                                   ===========        ==========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2004            2003
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $  (7,206)      $(11,414)
                                                      ------------  ------------
 Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:

   Depreciation and amortization                           6,982         5,911
   Amortization of prepaid consulting                     14,375             -
   Deferred income taxes                                   2,500             -
   Decrease in accounts receivable                        86,695        11,241
   Decrease (Increase) in inventory                        1,570        (5,118)
   Increase in prepaid expenses                           1,530             -
   Increase in accounts payable and
    accrued expenses                                      17,278        10,527
   Increase in common stock payable                       18,000             -
                                                      -----------    -----------
        Total adjustments (decrease)                     145,870        22,561
                                                      -----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          138,664        11,147
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements         (23,213)       (8,250)
                                                       ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                 (2,493)       (2,881)
 Payment on stockholder loan                             (11,000)      (10,000)
 Loan to shareholder                                      (3,500)            -
 Received from shareholder                                   139             -
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                (16,854)      (12,881)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      98,597        (9,984)

CASH AND CASH EQUIVALENTS, beginning of period             7,757        46,244
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $   106,354    $   36,260
                                                     ============  ============

                                   (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2004           2003
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $     2,235   $     4,248
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued under one year consulting
   Contract                                          $    40,000   $       -0-
                                                     ============  ============


                 See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


The information presented herein as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, is unaudited.

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

Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(3) INCOME TAXES

The Company recorded a $2,500 income tax expense for the three months ended March 31, 2004 and reduced its deferred tax asset accordingly.

4) CONCENTRATIONS

Sales to three major customers were 70% of total sales for the three months ended March 31, 2004. Sales to two major customers were 58% of total sales for the three months ended March 31, 2003.

Substantially all 2004 inventory purchases were from one vendor. Substantially all 2003 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) EMPLOYMENT AGREEMENTS

The Company has employment agreements with two employees for total monthly salaries of $4,900. In addition, the employees are issued the stock equivalent of $6,000 each month computed based on eighty percent of the average bid and ask price on the last day of the month for the Company's stock for the preceding month. The stock is subject to trading restrictions under Rule 144. Approximately 60,000 shares of common stock were due under these agreements at March 31, 2004.

(6) CONSULTING AGREEMENT

In March 2004, the Company entered into a one-year agreement with a consultant regarding construction and specialized concrete formulations and issued 100,000 shares of stock valued at $40,000 at the date of issuance, which the Company has recorded as a prepaid asset and is amortizing over the term of the agreement. The stock was registered using Form S-8. The consultant is related to the president and majority shareholder of the Company.

(7)  SUBSEQUENT EVENTS

In April, 2004, the Company finalized the acquisition of a sports card/memorabilia collection (Collection), from its President and major shareholder, appraised at $400,000 by an independent authority engaged by the consultant described below. The President agreed to accept $280,000 in unregistered common stock of the Company valued at 80% of the average of the bid and ask price at the end of the next full trading day; which is 1,029,412 shares of common stock. The Company is currently evaluating the appropriate accounting and financial reporting treatment of this transaction.

The Company also engaged a consultant to liquidate the Collection on a "best efforts" basis.

The Company agreed to compensate the consultant, solely at its discretion, in cash or common stock. The common stock would be registered on Form S-8. The consultant would earn a minimum of $100,000 and could earn as much as $200,000 if sales quotas were met during the one-year term of the agreement. The consultant has the option to purchase the Collection at any time during the term of the agreement for $200,000. The consultant agreed to pay for the appraisal, insurance required, and transportation costs; to liquidate at prices not less than 75% of the values published in auction-house guidebooks and/or reputable trade publications and price guides. The agreement also requires a detailed itemization of transactions presented to the Company on a monthly basis.

The Company issued 250,627 shares of common stock to the consultant valued at $100,000, based on the trading value of the stock. The stock was registered using Form S-8 and the transaction recorded as a prepaid asset amortized over the term of the agreement.

The consultant also obtained an option to acquire during the term of the agreement 100,000 shares of the Company's stock at $.50/share. The option price was more than the trading value of the underlying stock at issuance, therefore no compensation expense will be recorded.

The Company also entered into a three-month agreement with a consultant regarding capital raising and strategic options. The agreement automatically renews for three-month successive terms unless canceled by either party with 30 days notice. The Company paid $15,000 upon entering the agreement and will pay $3,500 per month, for each month the contract is in force. The Company is required to pay 7.5% of any capital raised and 5% of any other non-financing capital transaction to the consultant resulting within two years of the introduction by the consultant.

Item 2. Management's Discussion and Analysis or Plan of OperationManagement Discussion and Analysis Liquidity and Capital Resources

Our cash and cash equivalents increased to approximately $106,000 as of March 31, 2004 compared to approximately $8,000 as of December 31, 2003. This increase was primarily due to the collection of a large sale from the fourth quarter of 2003.

As of March 31, 2004, our working capital was approximately $218,000 compared to approximately $193,000 at year-end 2003 and only approximately $90,000 a year ago. Working capital includes a $25,000 deferred tax asset and approximately $50,000 of prepaid consulting fees. We therefore could see a decline in working capital over the next few quarters as the prepaids are amortized, if profits are insufficient.

Our cash flow from operations was approximately $139,000 compared to ($20,000) for the previous quarter and $23,000 a year ago. This increase was due to collections on previous quarter sales and noncash expenses in excess of the loss reported for the period.

Controlling expenses is and will always be management's primary fiscal tool. Since control also includes the application of expenditures, we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in areas outside its expertise, knowing full well that these fees will significantly impact our operating statement. We anticipate increases in revenues to balance these new expenses, but cannot be sure that revenues will be sufficient in the short term to sustain financial performance like that of the past nine quarters.

During 2003, we began improvements and renovations of our corporate office and have invested $66,000 through March 31, 2004. Another $25,000 will be incurred during the remainder of 2004.

Three consulting agreements have been entered into since the beginning of 2004 - one in March and two in April. The approximate amount to be amortized each month over the next twelve months is $13,750, only 15% of which is cash. Two of the consultancies will produce future revenues should they result in acquisitions for the Company.

The third consultancy was entered into by the Company as part of a package designed to create additional revenue for the Company. The package presented by the President included a collection of sports cards and memorabilia appraised at $400,000 and the consultant that would liquidate that collection for not less than 75% of its book value or would purchase it for $200,000. The President agreed to sell the collection to the Company at 70% of the appraised value and negotiated a contract with the consultant. The President accepted unregistered stock of the Company valued at $280,000 using a 20% discount from market value (approximately 1,000,000 shares) and the consultant was paid $100,000 with stock at market value (approximately 250,000 shares) registered using Form S-8. This transaction is expected to start producing monthly revenue immediately.

It is unlikely that the initial monthly revenue produced from the sales of the sports card and memorabilia will balance the above $13,750 planned expense, but we are confident that total revenues will be sufficient to offset the 15% cash expense per month.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Management will also look for opportunities to create additional revenue from underutilized assets. Our product sales are primarily to large pharmaceutical and chemical supply companies for research and development purposes. To manage this unpredictability, we maintain a constant line of communication with our major customers and their related Cyclodextrin research and development, while monitoring closely our expenses.

Total product sales for the first quarter 2004 were approximately $133,000 compared to approximately $169,000 in the prior quarter and approximately $51,000 in the first quarter of 2003. While our sales were significantly greater compared to the same quarter last year, they benefited greatly from the momentum created by the record sales of the previous quarter.

Our gross profit margin of 82% remains consistently strong for the first quarter 2004 compared to 88% for all of 2003 and 84% for the same period a year ago. Our SG&A expenses decreased to approximately $113,000 from approximately $122,000 in the prior quarter, but increased greatly compared to the approximately $49,000 for the same period a year ago. The substantial increase from the year before can be accounted for in large part by the increased expenses associated with greater attention to the Company's PR/IR requirements ($31,000), increased professional fees and travel expenses ($9,000) associated with merger/acquisition activities, and non-cash increases in Officers' salaries ($18,000). As we become better able to predict our sales due to diversification of revenue sources, we will be better able to predict and control our operating expenses. The decrease in our SG&A expenses from the prior quarter resulted primarily from a slight reduction of overhead costs.

As a result of the explained increase in our SG&A expenses, we recognized a net loss of approximately $7,000, which included a reserve-like charge of $2,500 for income taxes, compared to an $11,000 net loss during the same period in 2003.

In 2004 we will continue to utilize the CTD Website to emphasize the company's unmatched knowledge of the emerging CD industry; in it we will be explaining more about how CTD's customers are using CD's and what evidence we have that major industries have focused on CD's because of their great commercial diversity. We will continue to identify new products and new uses for CD's. We intend to explore even closer ties with our European partner, Cyclolab; in 2004 management intends to aggressively pursue an even more formal relationship that may include ownership. In 2004 we intend to focus on asset enhancement through merger and acquisition strategies.

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

Part II. OTHER INFORMATION

Item. 2.  Changes in Securities

From January 1, 2004 to March 31, 2004, the Company transferred a total of 100,000 common shares in exchange for consulting services as follows:

                                    Number Common                    Per Share
       Name                        Shares Purchased        Date        Price*

    Alan C. Ferguson                 100,000             03-30-04      $0.37

*Based on average high and low prices of this Company's common stock on March 23, 2004.

All sales were made pursuant to Section 4(2) of the 1933 Act.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
            Exhibit
            Description                                                Page
            -----------                                                ----

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan

-----------------------------                     May 11, 2004
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer