Form 10KSB/A
period 2003-12-31
CTD HOLDINGS INC
filed 2004-08-20
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

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


As of December 31, 2003, our net working capital was approximately $170,000 compared to approximately $115,000 at the end of 2002. The improvement in working capital resulted from net income for the year and $25,000 in a current deferred tax asset.


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


Our SG&A expenses increased to approximately $287,000 in 2003 from approximately $240,000 in 2002 primarily as a result of the issuance of a stock bonus of $50,000 to the President/CEO and the one-time expenses of approximately $35,000 for PR/IR services, partially offset by further reductions in overhead.


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


As described in Note 1(n) to the consolidated financial statements, the accompanying consolidated financial statesments of CTD Holdings, Inc. as of December 31, 2003 and for the year then ended, have been restated.

/s/James Moore & Company
January 14,  2004  (August  19,  2004,  as to the  effects
    of the  restatements described in Note 1).
Gainesville, Florida

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003
                                  (as restated)

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $     7,757
 Accounts receivable                                         134,022
 Inventory                                                    79,183
 Deferred tax asset                                           25,000
                                                        -------------
     Total current assets                                    245,962
                                                        -------------
PROPERTY AND EQUIPMENT, NET                                  379,300
                                                        -------------
OTHER

 Intangibles, net                                             14,476
 Deferred tax asset                                          200,000
                                                         -------------
     Total other assets                                      214,476
                                                         -------------
TOTAL ASSETS                                             $   839,738
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003
                                  (as restated)
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
                                                         -------------

STOCKHOLDERS' EQUITY
 Class  A  common  stock,  par  value  $.0001  per  share,   100,000,000  shares
  authorized, 5,791,220 shares issued

  and outstanding                                                 580
 Class B non-voting common stock, par
  value $ .0001 per share, 10,000,000 shares                        -
  authorized, 0 shares issued and outstanding
 Additional paid-in capital                                 2,029,398
 Accumulated deficit                                       (1,486,942)
                                                         -------------
     Total stockholders' equity                               543,036
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   839,738
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003            2002
                                                   (as restated)
                                                   -------------   -------------
PRODUCT SALES                                       $   394,532    $   522,372

COST OF PRODUCTS SOLD                                    45,433         84,483
                                                   -------------   -------------
GROSS PROFIT                                            349,099        437,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            286,724        240,536
                                                   -------------   -------------
INCOME FROM OPERATIONS                                   62,375        197,353
                                                   -------------   -------------
OTHER INCOME (EXPENSE)
 Investment and other income                              6,973         23,251
 Interest expense                                       (22,599)       (30,924)
 Loss on disposal of equipment                                -        (24,100)
                                                   -------------   -------------
     Total other income (expense)                       (15,626)       (31,773)
                                                   -------------   -------------
INCOME BEFORE INCOME TAXES                               46,749        165,580

INCOME TAXES                                            225,000              -
                                                   -------------   -------------
NET INCOME                                          $    271,749    $   165,580
                                                   =============   ============

NET INCOME PER COMMON SHARE:                       $        .05    $       .03
                                                   ------------    ------------

 Weighted average number of
  common shares outstanding                           5,004,919      4,791,220
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


                                                 CTD HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                       COMMON STOCK             ADDITIONAL                     TOTAL
                                                                 PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                    SHARES        AMOUNT         CAPITAL       DEFICIT        EQUITY
                                  -----------   -----------   ------------  -------------   ------------
Balance, December 31, 2001         4,791,220    $       480    $  1,954,498   $ (1,924,271)  $    30,707

Net Income                                               -              -               -        165,580
165,580

                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2002         4,791,220            480       1,954,498     (1,758,691)      196,287

Shares issued for services         1,000,000            100          49,900              -        50,000

Company expenses paid by
 Stockholder                               -              -          25,000              -        25,000

Net Income -- as restated                  -              -               -        271,749       271,749
                                  ------------   ------------   -------------  ------------   ------------

Balance, December 31, 2003
    -- as restated                 5,791,220     $      580     $ 2,029,398    $(1,486,942)   $  543,036
                                  ============   ============   =============  ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F-5

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002
                Increase (Decrease) in Cash and Cash Equivalents


                                                            2003          2002
                                                       (as restated)
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $   271,749  $   165,580
                                                        -----------  -----------
 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                            28,543       24,190
   Deferred income taxes                                  (225,000)          -
   Loss on disposal of equipment                                 -       24,100
   Valuation allowance                                           -       12,907
   Stock issued for services                                50,000           -

   Company expenses paid by shareholder                     25,000           -
   Bad debts                                                 4,854           -
   Increase in accounts receivable                         (97,741)     (18,575)
   Increase in inventory                                   (15,037)     (32,181)
   Decrease (Increase) in other current assets                   -        1,305
   Increase (decrease) in accounts payable
    and accrued expenses                                    22,596     (129,195)
                                                         ----------   ----------
        Total adjustments                                 (206,785)    (117,449)
                                                         ----------   ----------
    Net cash provided by operating activities                64,964      48,131
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (54,716)     (17,877)
 Purchase of intangibles                                   (11,174)           -
 Other                                                           -          748
                                                         -----------   ---------
Net cash used for investing activities                     (65,890)     (17,129)
                                                         -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term debt                                  (8,628)      (8,199)
 Payments on loan from stockholder, net                    (28,933)      13,005
 Proceeds from sale of equipment                                 -       21,877
 Net payments on line of credit                                  -      (19,631)
                                                         ----------     --------
Net cash provided (used for) by financing
  activities                                                (37,561)       7,052
                                                         ----------     --------

Net increase (decrease) in cash and cash equivalents        (38,487)      38,054

CASH AND CASH EQUIVALENTS, beginning of year                 46,244        8,190
                                                         ------------  ---------
CASH AND CASH EQUIVALENTS, end of year                    $   7,757     $ 46,244
                                                         ===========  ==========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Continued)


                                                         2003         2002
                                                    (as restated)
                                                    ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $    13,472   $   30,924
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Vehicle acquired with debt financing               $    14,881   $        -
                                                     ===========   ============
  Common stock issued for services                   $    50,000   $        -
                                                     ===========   ============
    Company expenses paid by shareholder             $    25,000   $        -
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

     (n) RESTATEMENT -- In August 2004, the Company restated its 2003 financial statements to write off previously deferred consulting fees in the amount of $23,229. As a result, net income decreased by $23,229 and net income per share decreased $.01 for the year ended December 31, 2003.

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

(11) CAPITAL TRANSACTIONS

The Company engaged a consultant to perform services over a six month period. The majority stockholder (and President) transferred 500,000 shares of CTDH stock valued at $25,000 to the consultant on behalf of the Company. The consulting fee was expensed by the Company and recorded as capital contribution by the stockholder.

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

   ****  Filed herewith.

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.


                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2004.

                                             CTD HOLDINGS, INC.

                                             /s/  C.E. RICK STRATTAN
                                             ---------------------------------
                                             C.E. RICK STRATTAN
                                             Chief Executive Officer


         In accordance with the requirements of the Exchange Act, this Amendment No. 1 to Form 10-KSB has been signed by the following persons in the capacities indicated on August 19, 2004.

SIGNATURE                                   TITLE

/s/ C.E. RICK STRATTAN
________________________________            Chief Executive Officer, President
C.E. RICK STRATTAN                          Chief Financial Officer, Director


/s/ GEORGE L. FAILS
________________________________            Director
GEORGE L. FAILS