Form 10QSB/A
period 2004-03-31
CTD HOLDINGS INC
filed 2004-08-20
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.   20549
                                   FORM 10-QSB/A

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

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (as restated)
                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2004
                                                                --------------
                                                                (as  restated)
CURRENT ASSETS
 Cash and cash equivalents                                        $  106,354
 Accounts receivable                                                  47,327
 Inventory                                                            77,613
 Deferred tax asset                                                   25,000
 Loan to shareholder                                                   3,361
 Prepaid Expenses                                                      1,530
                                                                     --------
     Total current assets                                            261,185
                                                                     --------

PROPERTY AND EQUIPMENT, NET                                          398,649
                                                                     --------
OTHER

 Intangibles, net                                                     14,327
 Deferred tax asset                                                  200,000
                                                                     --------
     Total other assets                                              214,327
                                                                     --------
  TOTAL ASSETS                                                    $  874,161
                                                                    =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2004
                                                                 --------------
                                                                 (as restated)
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
                                                                   ----------

STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value
  $ .0001  per  share,  100,000,000  shares
   authorized, 5,891,220 shares

  issued and outstanding                                                 590
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                   -
 Additional paid-in capital                                        2,069,388
 Accumulated deficit                                              (1,514,304)
                                                                  -----------
      Total stockholders' equity                                     555,674
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  874,161
                                                                  ===========

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2004              2003
                                                   --------------   ------------
                                                  (as restated)
PRODUCT SALES                                     $   133,179      $     50,547

COST OF PRODUCTS SOLD                                  23,365             7,923
                                                  -----------          ---------
GROSS PROFIT                                          109,814            42,624

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          135,702            49,226
                                                  -----------          ---------
INCOME (LOSS) FROM OPERATIONS                         (25,888)           (6,602)
                                                  -----------          ---------
OTHER INCOME (EXPENSE)
 Investment and other income                            1,719             2,101
 Interest expense                                      (3,193)           (6,913)
                                                  -----------          ---------
     Total other (expense)                             (1,474)           (4,812)
                                                   -----------         ---------
NET INCOME (LOSS) BEFORE INCOME TAXES                 (27,362)          (11,414)

INCOME TAXES                                              -                  -
                                                   -----------         ---------
NET INCOME (LOSS)                                     (27,362)          (11,414)
                                                  ===========          =========
NET INCOME (LOSS) PER COMMON SHARE                       (.00)             (.00)
                                                   ===========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 5,798,912         4,791,220
                                                   ===========        ==========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2004            2003
                                                      ------------  ------------
                                                     (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ (27,362)      $(11,414)
                                                      ------------  ------------
 Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:

   Depreciation and amortization                           6,983         5,911
   Stock issued for services                              40,000             -
   Decrease in accounts receivable                        86,695        11,241
   Decrease (Increase) in inventory                        1,570        (5,118)
   Increase in prepaid expenses                           (1,530)            -
   Increase in accounts payable and
    accrued expenses                                      17,278        10,527
   Increase in common stock payable                       15,030             -
                                                      -----------    -----------
        Total adjustments (decrease)                     166,026        22,561
                                                      -----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          138,664        11,147
                                                       ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements         (23,213)       (8,250)
                                                       ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                 (2,493)       (2,881)
 Payment on stockholder loan                             (11,000)      (10,000)
 Loan to shareholder                                      (3,500)            -
 Received from shareholder                                   139             -
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                (16,854)      (12,881)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      98,597        (9,984)

CASH AND CASH EQUIVALENTS, beginning of period             7,757        46,244
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $   106,354    $   36,260
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

The Company restated its March 31, 2004 financial statements to write off previously deferred consulting fees in the amount of $48,854 and to reflect the restatement of its Form 10-KSB for the year ended December 31, 2003. As a result, the reported net loss increased by $20,156 and there was no effect on net loss per share for the three months ended March 31, 2004.

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

(3) INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2004 due to its net loss for the period.

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

(6) CONSULTING AGREEMENT

In March 2004, the Company entered into a one-year agreement with a consultant regarding construction and specialized concrete formulations and issued 100,000 shares of stock valued at $40,000 at the date of issuance, which the Company expensed. The stock was registered using Form S-8. The consultant is related to the president and majority shareholder of the Company.

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

As of March 31, 2004, our working capital was approximately $169,000 compared to approximately $170,000 at year-end 2003 and only approximately $90,000 a year ago. Working capital includes a $25,000 deferred tax asset.

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

It is unlikely that the revenue produced from the sales of the sports cards and memorabilia will be sufficient to offset the the initial consulting expenses incurred.

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

Our gross profit margin of 82% remains consistently strong for the first quarter 2004 compared to 88% for all of 2003 and 84% for the same period a year ago. Our SG&A expenses increased to approximately $134,000 from approximately $122,000 in the prior quarter, but increased greatly compared to the approximately $49,000 for the same period a year ago. The substantial increase from the year before can be accounted for in large part by the increased expenses associated with greater attention to the Company's PR/IR requirements ($40,000), increased professional fees and travel expenses ($9,000) associated with merger/acquisition activities, and non-cash increases in Officers' salaries ($18,000). As we become better able to predict our sales due to diversification of revenue sources, we will be better able to predict and control our operating expenses. The decrease in our SG&A expenses from the prior quarter resulted primarily from a slight reduction of overhead costs.

As a result of the explained increase in our SG&A expenses, we recognized a net loss of approximately $27,000, compared to an $11,000 net loss during the same period in 2003.

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

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None
   99.1     Certification of CFO and CEO                                  *
   99.2     Section 1350 certification                                    *

* Filed Herewith

(b) Reports on Form 8-K:
         None



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 of the Quarterly Report on Form 10-QSB for the period ending March 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CTD HOLDINGS, INC.

Date:   August 19, 2004                  By:  /s/   C. E. RICK STRATTAN
                                              -------------------------------
                                              C. E. RICK STRATTAN
                                              President, Chief Executive Officer
                                              Chief Financial Officer