Form 10QSB
period 2004-06-30
CTD HOLDINGS INC
filed 2004-08-20
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2004.

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

                          APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2004, the Company had outstanding 7,171,259 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)


                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS

                                                                 June 30, 2004
                                                                 -------------
 CURRENT ASSETS
  Cash and cash equivalents                                      $    57,280
  Accounts receivable                                                 90,250
  Inventory                                                           56,035
  Deferred tax asset                                                  25,000
  Loan to shareholder                                                  2,941
  Prepaid expenses                                                     1,530
                                                                 ------------
     Total current assets                                            233,036
                                                                 ------------

PROPERTY AND EQUIPMENT, Net                                          405,816
                                                                 ------------

OTHER

 Intangibles, net                                                     13,678
 Deferred tax asset                                                  200,000
 Sports memorabilia collection                                       106,000
                                                                  -----------
     Total other assets                                              319,678
                                                                  -----------
     TOTAL ASSETS                                                  $  958,530
                                                                  ===========
                                   (Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                   (Concluded)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30, 2004

                                                                    -----------


CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   26,062
 Current portion of long-term debt                                      10,232
 Current portion of shareholder loan                                    20,000
 Call option on sports memorabilia collection                          207,000
                                                                    -----------
                Total current liabilities                              263,294
                                                                    -----------
Long-term Liabilities

        Long-term debt, less current portion                           155,692
        Due to Stockholder, less current portion                        37,277
                                                                    -----------
                Total long-term liability                              192,969
                                                                    -----------

Common stock payable                                                $   36,000
                                                                    -----------
STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value  $  .0001  per  share,  100,000,000  shares authorized, 7,171,259 shares issued

   and outstanding                                                         717
 Class B non-voting common stock, par value $ .0001 per
   share, 10,000,000 shares authorized, 0 shares issued
   and outstanding                                                           -
 Additional paid-in capital                                          2,279,510
 Accumulated deficit                                                (1,813,960)
                                                                    -----------
     Total stockholders' equity                                        466,267
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  958,530
                                                                    ===========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2004        2003       2004        2003
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $   120,250  $   89,482  $   253,429  $  140,029

COST OF PRODUCTS SOLD              12,257      17,215       35,622      25,138
                              -----------  ----------  -----------  ----------
GROSS PROFIT                      107,993      72,267      217,807     114,891
                              -----------  ----------  -----------  ----------

SELLING, GENERAL AND               95,497      46,761      231,199      95,987
ADMINISTRATIVE EXPENSES       -----------  ----------  -----------  ----------

SPORTS MEMORABILIA COLLECTION:
  Gain (loss) on sales                  -           -            -           -
  Expenses                       (311,250)          -     (311,250)          -
                              -----------  ----------  -----------  ----------
                                 (311,250)          -     (311,250)          -
                              -----------  ----------  -----------  ----------

INCOME FROM OPERATIONS           (298,754)     25,506     (324,642)     18,904
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
        Investment and other

   income                           2,434         956        4,153       3,057
  Interest expense                 (3,336)     (5,846)      (6,529)    (12,759)
                           -----------      ----------  -----------  ----------

     Total other income

     (expense)                       (902)     (4,890)      (2,376)    (9,702)
                              -----------  ----------  -----------  ----------

NET INCOME BEFORE INCOME
 TAXES                           (299,656)     20,616     (327,018)      9,202

 Income Taxes                           -           -            -           -
                              -----------   ----------  -----------  ----------
NET INCOME (LOSS)             $  (299,656) $   20,616  $  (327,018) $    9,202
                              ===========  =========== ============ ==========

NET INCOME PER COMMON
 SHARE
          Net income per
                share         $       .00  $      .00  $       .00  $      .00
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      7,173,648   4,791,220    6,501,024   4,791,220
                              ===========  ==========  ===========  ==========

                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2004           2003
                                                     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $ (327,018)   $     9,202
                                                     ----------    -----------
 Adjustments  to  reconcile
  net  income  to  net  cash
  provided  by  operating  activities:

Depreciation and amortization                             13,941        12,292
Stock issued for services                                140,250             -
Call option-sports memorabilia collection                207,000             -
Fair value of stock options issued                         4,000             -
      Increase or decrease in:
       Accounts receivable                                43,774        27,447
       Inventory                                           6,638        (4,462)
       Other current assets                               (1,530)            -
       Accounts payable and accrued expenses              (3,222)           33
       Common stock payable                               30,060             -
                                                     ------------   -----------
        Total adjustments                                440,911        35,310
                                                     ------------   -----------
    NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                       113,893        44,512
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements         (33,719)      (19,545)
                                                      -----------   -----------
    NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                               (33,719)      (19,545)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                               (5,020)       (5,520)
 Payments on loan payable to stockholder                 (22,690)      (15,000)
 Loan to shareholder                                      (3,500)            -
 Received from shareholder                                   559             -
                                                      -----------   -----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                (30,651)      (20,520)
                                                     ------------   -----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                    49,523         4,447

CASH AND CASH EQUIVALENTS, beginning of period             7,757        46,244
                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period             $    57,280    $   50,691
                                                     ============   ===========
                                  (Continued)
                                       F-4

CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                   (Concluded)


                                                          Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                         2004           2003
                                                     ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $    4,819     $   7,578
                                                     ==========     =========
Cash paid for income taxes                           $        -     $       -
                                                     ==========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

 Stock issued in acquisition of sports
   memorabilia collection                            $  106,000     $       -
                                                     ==========     =========

 Common stock issued for consulting services         $   40,000     $       -
                                                     ==========     =========

 Common stock issued in connection with
   liquidation of sports memorabilia collection      $  100,250     $       -
                                                     ==========     =========

 Purchase of vehicle with note payable               $        -     $  14,881
                                                     ==========     =========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                   (Unaudited)

The information presented herein as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(3) INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2004 due to its net loss for the period.

4) CONCENTRATIONS

Sales to three major customers were 58% of total sales for the three months ended June 30, 2004. Sales to two major customers were 62% of total sales for the three months ended June 30, 2003.

Substantially all 2004 inventory purchases were from one vendor. Substantially all 2003 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) EMPLOYMENT AGREEMENTS

The Company has employment agreements with two employees for total monthly salaries of $4,900. In addition, the employees are issued the stock equivalent of $6,000 each month computed based on eighty percent of the average bid and ask price on the last day of the month for the Company's stock for the preceding month. The stock is subject to trading restrictions under Rule 144. Approximately 183,000 shares of common stock were due under these agreements at June 30, 2004.

(6) CONSULTING AGREEMENTS

In March 2004, the Company entered into a one-year agreement with a consultant regarding construction and specialized concrete formulations and issued 100,000 shares of stock valued at $40,000 at the date of issuance, which the Company expensed in the first quarter of 2004. The stock was registered using Form S-8. The consultant is related to the president and majority shareholder of the Company.

The Company entered into a three-month agreement with a consultant regarding capital raising and strategic options. The agreement automatically renews for three-month successive terms unless cancelled by either party with 30 days notice. The Company paid $15,000 upon entering the agreement and will pay $3,500 per month, for each month the contract is in force, which it expenses when paid. The Company is required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant.

(7) ACQUISTION OF SPORTS MEMORABILIA COLLECTION

In April, 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from its President and major shareholder. The Collection was appraised at $400,000. The President was issued 1,029,412 shares of unregistered common stock of the Company for the Collection. The number of shares was determined using 70% of the appraised value ($280,000) divided by 80% of the average of the bid and ask price for the Company's stock on April 14, 2004. Since the acquisition of the Collection was from the Company's President and controlling shareholder, the Company recorded the Collection at $106,000,
which  is  the   acquisition   cost  basis  of  the  President  and  controlling
shareholder.

The Company will record subsequent sales of the Collection as gains or losses from operations.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection on a "best efforts" basis. The Company issued the consultant 250,627 shares of common stock registered on Form S-8 valued at $100,250 on the date the contract was executed. The Company expensed the $100,250 through operations in the accompanying statement of operations.

The consultant has the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was determined to be $207,000, which was recorded as a liability in the accompanying balance sheet and charged operations in the accompanying statement of operations. The Company will recalculate the fair value of the option at the end of each reporting period and recognize any change as through operations and adjust its liability accordingly.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year; standard deviation of historical stock returns 44.03%. The fair value calculated resulting from the issuance of this option was determined to be $4,000, which was charged through operations in the accompanying statement of operations.

The Company may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months - both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. The Company is required to register the stock, if issued. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations.

The consultant is required to maintain adequate insurance and pay for any transportation costs. The consultant is to liquidate the Collection at prices not less than 75% of the values published in auction-house guidebooks and/or reputable trade publications and price guides. The consultant is also required to provide a detailed itemization of sales to the Company on a monthly basis.

(8) CORPORATE CHANGES

The Company has filed Form Schedule 14(C) with the Securities Exchange Commission in conjunction with amending its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the share votes together with the holders of the common stock on all matters submitted to a vote of our shareholders, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holding on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. The Company intends to issue one share of the Series A Preferred Stock to its majority shareholder in exchange for 1,029,412 shares of common stock.

The Company  entered into an agreement  with two  financial  consultants  in May
2004. Upon the issuance of the one share of Series A Preferred Stock as described in Note 7 above, the Company will issue 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charge expense for the fair value of the stock when earned. F-8

Item 2.  Management's  Discussion  and  Analysis or Plan of  Operation

Liquidity and Capital Resources

Our cash and cash equivalents decreased to approximately $57,000 as of June 30, 2004 compared to approximately $106,000 as of March 31, 2004. This decrease was primarily due to building improvements, payments for financial consulting services and payments on loans to shareholder in the second quarter.

As of June 30, 2004, we had a working capital deficit of approximately $(30,000) compared to working capital of approximately $170,000 at the end of the first quarter. Working capital was reduced this quarter by the recognizing of a
$207,000 call option liability on our recently acquired sports memorabilia collection. The call option expires in April 2005 and will be settled without the use of current assets. Absent the call option liability, our working capital would be $177,000, which is comparable to last quarter. In the second quarter of 2004, we modified our inventory purchase agreement with Cyclolab to a consignment basis, which resulted in a decrease in inventory and accounts payable of approximately $15,000. This arrangement allows us to maintain up to $20,000 of Cyclolab's inventory in the U.S., which we pay Cyclolab only when the inventory is sold. We also have the right to return any unsold inventory at anytime. This arrangement helps our working capital by reducing our investment in inventory and allows us quicker access to inventory to fill orders for fine chemicals.

Our cash flow from operations through June 30, 2004 was approximately $115,000 compared to $45,000 through June 30, 2003. This increase is due primarily to higher sales volume for 2004 compared to 2003.

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure that such effort will be enough in the short term to sustain financial performance like that of the past eight quarters. It is more likely that the rate of earnings growth will slow because of these extraordinary expenses.

In April 2004, we entered into a one-year consulting agreement as part of a package designed to create additional revenue. We acquired a collection of sports memorabilia from our majority shareholder and President for 1,029,412 shares of common stock. While we received a $400,000 appraisal on the collection, we recorded this asset for $106,000, which represents our majority shareholder's cost basis. We also engaged a consultant to liquidate that collection for not less than 75% of its book value. The consultant was issued 250,627 share of common stock valued at $100,250, which we expensed. The consultant was also issued an option to purchase an additional 100,000 shares of stock over the term of the agreement for $.40 per share. We expensed $4,000 as the fair value of this option. We agreed to an option whereby the consultant may acquire the entire collection for $200,000. We recorded the fair value of this option ($207,000) as a liability and a charge to operations during the quarter.

During 2003, we began improvements and renovations of our corporate office and have invested $84,000 through June 30, 2004. At least another $50,000 is planned for the remainder of 2004. We are committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next four quarters to put the Company in a position to initiate a 5-year plan for a new Cyclodextrin Research Park.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Management will also look for opportunities to create additional revenue from underutilized assets. Our product sales are primarily to large pharmaceutical and chemical supply and testing companies for research and development purposes. To further minimize the unpredictability, we maintain a constant line of communication with our major customers and their related Cyclodextrin research and development departments, while monitoring closely our expenses.

Total product sales for the second quarter 2004 were approximately $120,000 compared to approximately $133,000 in first quarter of 2004 and approximately $89,000 in the second quarter of 2003. While our second quarter 2004 sales were slightly lower compared to the previous quarter, the six-month 2004 sales ($253,000) was almost twice the same period the year before ($140,000).

Our gross profit margin of 91% remains consistently strong for the second quarter 2004 compared to 82% for the previous quarter and 81% for the same period a year ago. Our SG&A expenses for the second quarter 2004 decreased to approximately $96,000 from approximately $136,000 in the prior quarter, but were much greater than the approximately $47,000 for the same period a year ago. The substantial increase from the year before can be accounted for in large part by the increased professional fees ($31,000) and travel expenses ($5,000) incurred as a result of the Company's increased merger and acquisitions activity, and non-cash increases in Officers' salaries ($18,000). The decrease in our SG&A expenses from the prior quarter resulted primarily from a first quarter expense ($40,000) related to a consulting agreement and a slight reduction of overhead costs.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. The consultant was issued 250,627 share of common stock valued at $100,250, which was expensed. We also issued the consultant an option to acquire the entire collection for $200,000. We recorded the fair value of this option ($207,000) as a charge to operations during the quarter. We may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months - both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations. The Company recorded approximately $5,000 in sales of the collection for the period July 1, 2004 through August 16, 2004.

In May 2004, we entered into a three-month agreement with a consultant regarding capital raising and strategic options to modify the Company's capital structure in order to expedite planned acquisitions. The agreement automatically renews for three-month successive terms unless canceled by either party with 30 days notice. We paid $15,000 upon entering the agreement and will pay $3,500 per month, for each month the contract is in force, which we expensed when paid. We are required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant.

The Company entered into an agreement with two financial consultants in May 2004. The consultants are advising us on corporate structure matters. In the next quarter, we expect to issue 343,137 shares of common stock to the consultants under the terms of the agreement and charge operations for the fair value of the stock issued.

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

As a result of the consulting agreements noted above, we recognized a net loss of approximately $300,000 for the three months ending June 30, 2004, compared to $20,000 net income for the same period in 2003. Our net loss was $327,000 for the six months ending June 30, 2004, compared to net income of $9,000 for the same period of 2003. The decrease is due to consulting agreements entered into in the second quarter of 2004.

In 2004 we will continue to utilize the CTD Website to emphasize the Company's unmatched knowledge of the emerging CD industry; in it we will be explaining more about how CTD's customers are using CD's and what evidence we have that major industries have focused on CD's because of their great commercial diversity. We will continue to identify new products and new uses for CD's. We intend to explore even closer ties with our European partner, Cyclolab; in 2004 management intends to aggressively pursue an even more formal relationship that may include ownership. In 2004 we are also focusing on asset enhancement through merger and acquisition strategies.

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

Part II. OTHER INFORMATION

Item. 2.  Changes in Securities

From April 1, 2004 to June 30,2004, the Company transferred a total of 343,137 common shares in exchange for consulting services as follows:

                                  Number Common                    Per Share
       Name                      Shares Purchased        Date        Price

    Matthew Maguire                  250,627           04-28-04      $0.399*
    C.E. Rick Strattan             1,029,412           04-28-04        **

* Provided for consulting services and resgistered under form S-8. Value based on the high and low prices of the Common Stock as reported by the OTC Electronic Bulletin Board on April 9, 2004.

** Sales were made pursuant to Section 4(2) of the 1933 Act. Shares given in exchange for sports card and memorbillia collection

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                     August 19, 2004
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer