Form 10QSB
period 2004-09-30
CTD HOLDINGS INC
filed 2004-11-05
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2004.

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

                          APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 27, 2004, the Company had outstanding 6,478,984 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

                                CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                     ASSETS

                                                              September 30, 2004
                                                                 --------------
CURRENT ASSETS
 Cash and cash equivalents                                         $    100,554
 Certificate of deposit                                                  40,200
 Accounts receivable                                                     30,245
 Inventory                                                               57,122
 Deferred tax asset                                                      25,000
 Loan to shareholder                                                      2,516
                                                                    ------------
     Total current assets                                               255,637
                                                                    ------------

PROPERTY AND EQUIPMENT, net                                             421,158

                                                                    ------------

OTHER ASSETS

     Intangibles, net                                                    13,278
     Deferred tax asset                                                 200,000
     Sports memorabilia collection                                      101,420
                                                                   ------------
        Total other assets                                              314,698
                                                                   ------------

TOTAL ASSETS                                                       $    991,493
                                                                   ============

(continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2004
------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $      21,164
 Current portion of long-term debt                                      10,232
 Current portion of shareholder loan                                    20,000
 Call option on sports memorabilia collection                          205,000
                                                                 -------------
    Total current liabilities                                          256,396
                                                                 -------------

LONG-TERM LIABILITIES
         Long-term debt, less current portion                          153,443
         Due to Stockholder, less current portion                       32,934
                                                                 -------------
         Total long-term liabilities                                   186,377
                                                                 -------------

Common stock payable                                                    54,000
                                                                 -------------


STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share, 100,000,000
   shares authorized, 6,484,984 shares issued
   and outstanding;                                                        649
 Preferred stock, par value $.0001 per share,
   5,000,000 share authorized
     Series A, 1 share issued and outstanding                                -
 Additional paid-in capital                                          2,296,735
 Accumulated deficit                                                (1,802,664)
                                                                 --------------
     Total stockholders' equity                                        494,720

                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    991,493
                                                                 ==============

                See Accompanying Notes to Financial Statements


                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended               Nine Months Ended
                                      September 30,                    September 30,
                               ----------------------          ----------------------
                                     2004        2003                2004        2003
                               ----------  ----------          ----------  ----------
PRODUCT SALES                  $  134,116 $    85,516           $ 387,545  $  225,545

COST OF PRODUCTS SOLD              29,991       8,816              65,613      33,954
                               ----------  ----------          ----------   ----------
GROSS PROFIT                      104,125      76,700             321,932     191,591
                               ----------  ----------          ----------   ----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE            112,318      45,507             343,517     141,494
                               ----------  ----------          ----------   ----------

SPORTS MEMORABILIA COLLECTION
  Gain on sales                    12,714           -              12,714           -
  Other income (expenses)           2,000           -            (309,250)          -
                               ----------  ----------          ----------   ----------
                                   14,714           -            (296,536)          -
                               ----------  ----------          ----------   ----------

INCOME (LOSS) FROM OPERATIONS       6,521      31,193            (318,121)     50,097
                               ----------  ----------           ----------  ----------

OTHER INCOME (EXPENSE)
  Interest expense                 (2,804)     (4,697)             (9,333)    (17,456)
  Investment and other income       7,579       1,146              11,732       4,203
                                ----------  ----------         ----------   ----------

   Total other income (expense)     4,775      (3,551)              2,399     (13,253)
                                ----------- ----------         ----------   ----------
NET INCOME (LOSS) BEFORE INCOME
 TAXES                             11,296      27,642            (315,722)     36,844

 Income Taxes                           -            -                   -          -
                                -----------  ----------          ---------- ----------

NET INCOME (LOSS)              $    11,296  $   27,642          $ (315,722) $  36,844
                               ===========  ==========           ========== ==========

NET INCOME (LOSS) PER COMMON
 SHARE                         $       .01  $      .01           $    (.05) $     .01
                               -----------  ----------           ---------- ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      7,519,468   4,791,220            6,925,778  4,791,220
                               ===========  ==========           ==========  ==========


                 See Accompanying Notes to Financial Statements

                                      F-3

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                        2004            2003
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $   (315,722) $    36,844
                                                     ------------  ------------
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Bad debt expense                                              -        4,854
  Depreciation and amortization                            21,581       18,939
  Stock issued for services                               157,406            -
  Call option-sports memorabilia collection               205,000            -
  Fair value of stock options issued                        4,000            -
  Cost of memorabilia collection sold                       4,580            -
 Increase or decrease in:
  Accounts receivable                                     103,777       20,730
  Inventory                                                 5,551      (10,678)
  Accounts payable and accrued expenses                    (8,117)      14,166
  Common stock payable                                     45,310            -
                                                     ------------  ------------
        Total adjustments                                 539,088       48,011
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      223,366
84,855                                               ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (53,551)     (54,927)
 Purchase of certificate of deposit                       (40,200)           -
                                                      ------------  -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                     (93,751)     (54,927)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on long-term debt                                     -       14,881
 Payments on long-term debt                                (7,269)      (7,666)
 Payments on loan payable to stockholder                  (27,033)     (20,000)
 Loan to Shareholder                                       (3,500)           -
 Received from shareholder                                    984            -
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    (36,818)    (12,785)

     ------------  ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     92,797       17,143

CASH AND CASH EQUIVALENTS, beginning of period              7,757       46,244
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    100,554  $    63,387
                                                     ============  ============

                                  (Continued)

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                     --------------------------
                                                        2004            2003
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                $     6,967   $    9,777
                                                     ============  ============
Cash paid for income taxes                            $         -   $        -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Stock issued in acquisition of sports
 memorabilia collection                               $   106,000   $        -
                                                     ============  ============

Common stock issued for consulting services           $    57,157   $        -
                                                     ============  ============

Common stock issued in connection with
 liquidation of sports memorabilia collection         $   100,250   $        -
                                                     ============  ============

Purchase of vehicle with note payable                 $         -   $   14,881
                                                     ============  ============



                See Accompanying Notes to Financial Statements

CTD HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2004(Unaudited)

The information presented herein as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2003.

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

(3) INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2004 due to its net loss for the periods.

4) CONCENTRATIONS

Sales to five major customers were 73% of total sales for the nine months ended September 30, 2004. Sales to three major customers were 64% of total sales for the nine months ended September 30, 2003.

Substantially all 2004 inventory purchases were from one vendor. Substantially all 2003 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) EMPLOYMENT AGREEMENTS

The Company has employment agreements with two employees for total monthly salaries of $4,900. In addition, the employees are issued the stock equivalent of $6,000 each month computed based on eighty percent of the average bid and ask price on the last day of the month for the Company's stock for the preceding month. The stock is subject to trading restrictions under Rule 144. Approximately 603,000 shares of common stock were due under these agreements at September 30, 2004.

(6) CONSULTING AGREEMENTS

The Company entered into an agreement with two financial consultants in May 2004. Upon amending the Articles of Incorporation for Series A Preferred Stock as described in Note 8, the Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,157 the fair value of the stock when earned.

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

The Company records sales of the Collection as gains or losses from operations.

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

The consultant has the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was determined to be $205,000 at September 30, 2004, which is recorded as a liability in the accompanying balance sheet and charged operations in the accompanying statement of operations. The Company recalculates the fair value of the option at the end of each reporting period and recognize any change as through operations and adjust its liability accordingly.

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

The Company may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months - both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. The Company is required to register the stock, if issued. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations. As of September 30, 2004, the Company recorded gross receipts of approximately $17,000 from sales of the Collection.

The consultant is required to maintain adequate insurance and pay for any transportation costs. The consultant is to liquidate the Collection at prices not less than 75% of the values published in auction-house guidebooks and/or reputable trade publications and price guides. The consultant is also required to provide a detailed itemization of sales to the Company on a monthly basis.

(8) CORPORATE CHANGES

The Company amended its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the share votes together with the holders of the common stock on all matters submitted to a vote of our shareholders, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holding on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of series A Preferred Stock has a liquidation preference of $.0001. The Company issued one share of the Series A Preferred Stock to its majority shareholder in exchange for 1,029,412 shares of common stock held by the majority stockholder, surrendered to the Company and cancelled. See note 6.

Item 2.  Management's  Discussion  and  Analysis or Plan of  Operation

Liquidity and Capital Resources

Our cash and short-term investments increased to approximately $141,000 as of September 30, 2004 compared to approximately $57,000 as of June 30, 2004. This increase was primarily due to an increase in product sales and proceeds from the sales of sports memorabilia.

As of September 30, 2004, we had a working capital deficit of ($759) compared to working capital deficit of approximately ($30,000) at the end of the second quarter. Working capital improved significantly this quarter due to our net income and increased cash flows from operations. Our working capital continues to be negatively impacted by the call option liability of more than $200,000 on our recently acquired sports memorabilia collection. The call option expires in the first quarter of 2005 and or be settled with the remaining cost of the sports memorabilia collection asset ($101,000 at September 30, 2004) at the option of the holder. Absent the call option liability, our working capital would be more than $204,000. Inventory remained constant from the previous quarter at approximately $57,000.

Our cash flow from operations through September 30, 2004 was approximately $223,000 compared to $85,000 through September 30, 2003. This increase is due primarily to increased revenues in 2004.

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure that such effort will be enough in the short term to sustain financial performance like that of the recent past. Our cash SG&A expenses, as a percentage of sales, have decreased from 2003.

In April 2004, we entered into a one-year consulting agreement as part of a package designed to create additional revenue. We acquired a collection of sports memorabilia from our majority shareholder and President for 1,029,412 shares of common stock. While we received a $400,000 appraisal on the collection, we recorded this asset for $106,000, which represents our majority shareholder's cost basis. We also engaged a consultant to liquidate that collection for not less than 75% of its book value. The consultant was issued 250,627 share of common stock valued at $100,250, which we expensed. We agreed to an option whereby the consultant may acquire the entire collection for $200,000. We recorded the fair value of this option ($205,000) as a liability and a charge to operations.

During 2003, we began improvements and renovations of our corporate office and have invested $100,000 through September 30, 2004. We are committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next four quarters to put the Company in a position to initiate a 5-year plan for a new Cyclodextrin Research Park.

In May 2004, we entered into a three-month agreement with a consultant regarding capital raising and strategic options to modify the Company's capital structure in order to expedite planned acquisitions. The agreement automatically renews monthly unless cancelled by either party with 30 days notice. We paid $15,000 upon entering the agreement and will pay $3,500 per month, for each month the contract is in force, which we expensed when paid. We are required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant.

Results of Operations

Sales of Cyclodextrins and related manufactured complexes are historically highly volatile. In efforts to offset this volatility, we continue to expand our revenue producing activities in Cyclodextrin related research and development services for unrelated companies while expanding our line of distributed products. Management will also look for opportunities to create additional revenue from underutilized assets. Our product sales are primarily to large pharmaceutical and chemical supply and testing companies for research and development purposes. To further minimize the volatility, we maintain a constant line of communication with our major customers and their related Cyclodextrin research and development departments, while monitoring closely our expenses.

Total product sales for the third quarter 2004 were approximately $134,000 compared to approximately $120,000 in second quarter of 2004 and approximately $86,000 in the third quarter of 2003. While our third quarter 2004 sales were only slightly higher compared to the second quarter of 2004, the nine-month 2004 sales of $388,000 were more than 1.5 times that of the 2003 sales of $226,000. Gain from the sales of the sports memorabilia of approximately $13,000 contributed to improving our net income for the quarter.

Our gross profit margin in the third quarter of 2004 of 78% is considerably lower than the 90% enjoyed in the second quarter of 2004 and lower than the 90% for the third quarter of 2003; however, compared to the 83% for the nine months of 2004 and 85% for the same period of 2003, the drop is not so significant. One factor in the decrease in gross profit in the third quarter were discounts given by the Company to induce timely payments from one large customer. We expect our gross profit level to remain in the 80% range over time, however quarterly amounts are affected by sales to this customer and other product mix variations.

Our SG&A expenses for the third quarter 2004 increased to approximately $112,000 from approximately $96,000 in the prior quarter, and $46,000 for the third quarter of 2003. Our SG&A expenses year to date for 2004 were $346,000 compared to $141,000 for 2003. The substantial increase is due to increased consulting, legal, and accounting fees incurred as a result of the Company's increased merger and acquisitions activity.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. The consultant was issued 250,627 shares of common stock valued at $100,250, which was expensed. We also issued the consultant an option to acquire the entire collection for $200,000. We recorded the fair value of this option ($207,000) as a charge to operations during the quarter. We may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months - both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations. The Company recorded approximately $13,000 in sales of the collection in the third quarter.

As a result of an agreement in May 2004 with two financial consultants advising us on corporate structure matters, the Company issued 343,137 shares of common stock to the consultants under the terms of the agreement and charged operations for the fair value of the stock issued ($17,157).

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

We recognized net income of approximately $11,000 for the three months ending September 30, 2004, compared to a loss of $300,000 for the previous quarter and $28,000 net income for the third quarter of 2003. Our net loss was ($316,000) for the nine months ending September 30, 2004, compared to net income of $37,000 for the same period of 2003.

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

Part II. OTHER INFORMATION

Item. 2.  Changes in Securities

From June 30, 2004 to September 30,2004, the Company transferred a total of 343,137 common shares in exchange for consulting services as follows:

                             Number Common Per Share

       Name                      Shares Purchased        Date        Price

    Steven T. Dorrough             171,569             08-11-04      $37,745.00*
    Ella Chesnutt                  171,568             08-11-04      $37,745.00*

* Provided for consulting services and registered under form S-8. Value based on the average of the high and low prices of the Common Stock as reported by the OTC Electronic Bulletin Board on June 4, 2004.

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

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan
-----------------------------                     November 4, 2004
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer