Form 10KSB
period 2004-12-31
CTD HOLDINGS INC
filed 2005-03-29
CIK 922247

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                               1934 (Fee Required)

                   For the fiscal year ended December 31, 2004

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

     State issuer's revenues for its most recent fiscal year:  $464,692.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $720,514 based on the average high ($.08) and low ($.08) price as of March 4, 2005, of $.08 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,953,967 shares of Common Stock as of March 4, 2005.

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


CDs
     Cyclodextrins are molecules that bring together oil and water and havepotential applications anywhere oil and water must be used together. Successfulapplications have been made in the areas of agriculture, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. The Company and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

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

     We  believe  that  the   application   of  CDs  in  both  OTC  and  ethical
ophthalmicproducts provides the greatest opportunity for the successful and timelyintroduction of CD containing preparations for topical drug use.

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

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce(R), a popular fabric softener and Febreze(R). Avon uses CDs in its dermal preparations using its Age Protective System APS(R). These uses will grow as the price of the manufactured CDs decrease or are perceived as acceptable in view of the value added to the products. In 2001 Janssen Pharmaceutica, a subsidiary of Johnson & Johnson received approval to market Sporanox(r), an oral and injectable formulation containing hydroxypropyl BCD.

     In Japan at least twelve pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these "old" drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be 100 times that of the CD itself.

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

Business Strategy

     Our strategy has been and will continue to be to generate profitable revenue through sales of CD related products.

     From inception through the current year, sales of CDs and CD derivatives have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes.

     Presently, sales of CD complexes represent a majority of the Company's product sales revenues. Transition to the more value-added complexes continues and is desirable for increased profitability since higher margins can be maintained for these products. We have increased our list of major customers from 3 to 4 thereby continuing to reduce our dependency on sales to a very small core of repeat purchases.

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

     Assuming an ongoing successful process of development, approval and adoption of CDs and CMCDs for pharmaceutical applications, the Company's objective is to initiate dialogue and be well prepared for partnerships with major food companies. Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption. Therefore, the Company will work with the food companies and key university food research groups to initially evaluate non-taste applications. These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least expensive. The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances)have already become accepted commercial uses for CMCDs (chemically modified CDs) and (naturally modified CD's) NMCDs.

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

     In 2002 we became the exclusive North American distributor of the CD products manufactured by Cyclolab. We intend to form additional business relationships with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen our competitive advantage. Discussions between the principals of Cyclolab and CTD have been ongoing for more than 5 years. Potential relationships which have been discussed include joint venture arrangements, the Company's outright acquisition of Cyclolab and the employment of Cyclolab personnel to create Cyclolab-USA. There is no assurance that the Company will be able to reach a formal business relationship with Cyclolab.

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

Employees

     The Company employed three persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.


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


Item 3.  Legal Proceedings.
         None


Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     In October 1994, the Company's securities began trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol CTDI. In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc. In 2000 CTD Holdings, Inc. changed its trading symbol to CTDH.OB and currently trades on the OTC Bulletin Board as CTDH.OB. Since the commencement of trading of the Company's securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board.

                                    High               Low


2003          First Quarter        $ 0.083           $ 0.081
              Second Quarter       $ 0.071           $ 0.071
              Third Quarter        $ 0.049           $ 0.048
              Fourth Quarter       $ 0.353           $ 0.318

2004          First Quarter        $ 0.424           $ 0.370
              Second Quarter       $ 0.249           $ 0.229
              Third Quarter        $ 0.095           $ 0.086
              Fourth Quarter       $ 0.061           $ 0.057


     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 2004, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 76.

         Dividend Policy

     The Company will not pay any cash dividends on its common stock in 2004 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

                      Equity Compensation Plan Information

                            Number of                                          Number of
                            securities to be                                   securities remaining
                            issued upon exer-                                  available for future
                            cise of outstand-       Weighted-average           issuance under equity
                            ing options,            exercise price of          compensation plans
                            warrants, and           outstanding options,       (excluding securities
Plan category               and rights              warrants and rights        reflected in column (a))
                                  (a)                      (b)                         (c)
--------------------       -------------------      --------------------       ------------------------

Equity compensation
plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved          * * * * * * * * * * * See Note 1 to Table (below) * * * * * * * * * * *
by security holders
                          --------------------      --------------------       ------------------------
Total
                          ====================      ====================       ========================

Notes to Equity Compensation Plan Table:

Note 1 -- The Company has employment agreements terminating on December 31, 2005 with two employees. These agreements require the Company to compensate these employees, collectively, with $6,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded


Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD," or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain less comprehensive database that includes patents issued in many other countries including Japan, Gemany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable in regards to timing, product mix and volume. We also have four major customers whom have a significant effect on our revenues when they increase or decrease their research and development activities that use cycldextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and gross profit. These factors contribute to our significant revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash and cash equivalents increased to approximately $94,000 as of December 31, 2004 compared to approximately $8,000 as of December 31, 2003. Our cash flow from operations for 2004 was $205,000 compared to $65,000 for 2003. While we reported a net loss in 2004 of $561,000, we had $708,000 in noncash expenses. The increased cash flow from operations is due primarily to an increase in sales of cyclodetrins resulting in an increase in gross profit of $37,000, and favorable working capital changes, including a decrease in accounts receivable of $75,000 due to the collection of a large December 2003 sale in 2004, a decrease in inventory and increase in accounts payable due to normal operating fluctuations.

We believe our working capital is sufficient to run our operations at current and expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy. Our acquisition strategy includes raising $1,500,000 in the next twelve months. Our first acquisition will require approximately $500,000. We believe we can fund the initial costs of raising capital and start our acquisition strategy from existing working capital.

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure that such effort will be enough in the short term to sustain financial performance like that of the recent past. Our cash SG&A expenses for 2004, as a percentage of sales, have decreased from 2003.

During 2004, we acquired a sports memorabilia collection from our President. We obtained an appraisal on the collection for $400,000. We issued stock with a fair value equal to approximately 70% of the appraised value (we bought the Collection at a 30% discount from the appraised value). We also engaged a third party consultant to liquidate the Collection, which has provided us with additional cash flow with minimal associated cash expenses.

During 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. We are committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next four quarters to put the Company in a position to initiate a 5-year plan for a new Cyclodextrin Research Park.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. The Company has agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration is not filed and effective by the dates indicated, the Company is required to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company is currently in the process of preparing a registration statement to be filed.

In May 2004, we entered into a three-month agreement with a consultant regarding capital raising and strategic options to modify the Company's capital structure in order to expedite planned acquisitions. The agreement automatically renews monthly unless cancelled by either party with 30 days notice. We paid $15,000 upon entering the agreement and will pay $3,500 per month, for each month the contract is in force, which we expensed when paid. We are required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant. We cancelled this agreement effective December 31, 2004 and no additional amounts are due.

In April 2004, we entered into a one-year consulting agreement as part of a package designed to create additional revenue. We acquired a collection of sports memorabilia from our majority shareholder and President for 1,029,412 shares of common stock. While we received a $400,000 appraisal on the collection, we recorded this asset for $106,000, which represents our majority shareholder's cost basis. We also engaged a consultant to liquidate that collection for not less than 75% of its book value as stated in any of the leading collectibles industry guide books. The consultant was issued 250,627 shares of common stock valued at $100,250, which we expensed. We agreed to an option whereby the consultant may acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a liability and a charge to operations.

The Company has filed Form S-1 with the U.S. Securities and Exchange Commission for a shelf registration of 10,000,000 shares of common stock to be used for business acquisition purposes.

We issued 809,611 shares of our common stock to our President on February 1, 2005, for compensation earned under an employment agreement. The shares had a fair value of $40,481 on January 31, 2005.

We have no off-balance sheet arrangements at December 31, 2004.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

Baseball Memorabilia Collection Asset

The recoverability of our baseball memorabilia collection asset is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include losses realized on sales and our future operating plans. If impairment indicators exist, we evaluate the recoverability of the asset using an overall collection basis based on undiscounted expected future cash flows based on individual collection piece values published in auction-house guidebooks and/or reputable trade publications and price guides, less estimated costs to sell the collection. The recorded value for the collection not expected to be recovered through undiscounted future cash flows is written down to current fair value, which is generally determined from estimated discounted future net cash flows. We have not recorded impairment allowances as of December 31, 2004. Should the fair value of these assets decline or if our future operating plans change, we may be required to record an impairment charge that could be significant.

Long-lived Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis (e.g., an individual restaurant) based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale.

At December 31, 2004, we have idle buildings located on the same property as our corporate offices that were used in our former mushroom farming operation. The carrying value of these idle long-lived assets is $110,000. We have determined the fair value of these assets exceeds this carrying value based on recent real estate appraisal. We continue to depreciate the assets over their estimated useful life. Should the value of these assets decline, we may be required to record an impairment charge that could be significant.

Valuation Allowance on Deferred Tax Assets

SFAS 109,  "Accounting  for Income  Taxes"  requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience for 2001 and 2002, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2004, our net deferred tax assets are $430,000, comprised principally of net operating loss carryforwards (NOLs), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

We had a net loss for 2004, which increased our NOL and deferred tax assets. We also increased our valuation allowance an equal amount (total valuation allowance increased to 48% from 43%), which resulted in no benefit recognized for 2004. In 2003, we reduced our valuation allowance from 100% to 43%. The range of possible judgments relating to the valuation of our deferred tax asset is very wide. For example, had we determined that the weight of available evidence did not support a decision that a portion of our deferred tax assets will be realized, the amount recorded to "Income tax (expense) benefit" would have been an expense of $225,000 for 2004 (rather than $0) for 2004.
Alternatively, if we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have recorded a substantial income tax benefit in our statement of operations.

Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

2004 Compared to 2003

Total product sales for 2004 were $465,000, a 18% increase over 2003 sales of $395,000. Our major customers continue to be repeat purchasers. In 2003, 3 major customers accounted for 62% of our sales; in that year the largest purchaser accounted for 43% of sales. In 2004, 4 major customers accounted for 80% of our sales; the largest purchaser only accounted for 24% of sales.

Our gross profit margin of 83% remained consistently strong for 2004 compared to 88% for 2003. Changes in the product mix in sales has a significant effect on our overall gross profit percentage, but management expects our gross profit to remain in the 80% range.

Our SG&A expenses increased to $665,000 in 2004 from $287,000 in 2003, primarily as a result of stock based compensation to officers and consultants. Cash expenses increased due to additional consulting, legal and accounting fees incurred as a result of the Company's acquisition of the baseball memorabilia collection, issuing of common stock, and increased merger and acquisitions activity. We have evaluated several acquisition candidates in which we engaged consultants, legal counsel and accountants to evaluate these opportunities and advise us regarding the terms and conditions in potential contracts. We also incurred additional expenses (travel, lodging, etc) to visit with potential targets to travel more frequently to meet with the selected candidates.

For 2004, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of 144 restricted common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2004, the Company awarded 971,533 shares and recognized an expense of $109,000 for stock awarded under these agreements. Both agreements have been extended through December 31, 2005.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. The consultant was issued 250,627 shares of common stock valued at $100,250, which was expensed. We also issued the consultant an option to acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a charge to operations during 2004. We may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months
- both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations. The Company recognized $27,000 in gains from the sales of the collection in 2004.

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

For 2003, based on our profitability for 2003 and 2002, we revaluated our valuation allowance on our deferred tax asset. Our deferred tax asset is based on our net operating loss carryforward. We determined that our valuation allowance should be reduced form 100% to 43%, resulting in an income tax benefit of $225,000 for 2003. For 2004, we incurred a loss and an additional NOL. We increased our valuation allowance to 48%, resulting in no income tax expense or benefit or change in the deferred tax asset for 2004.

We recognized a net loss for 2004 of $(561,000) compared to net income of $272,000 for 2003.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. We continue to be the exclusive distributor in North America of the CD products manufactured by Cyclolab Research Laboratories in Budapest, Hungary.

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

Item 7.  Financial Statements

                        [LETTERHEAD OF JAMES MOORE & CO.]

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of CTD Holdings, Inc.:



We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/James Moore & Company
January 21, 2005
Gainesville, Florida

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $    94,371
 Certificate of deposit                                       40,333
 Accounts receivable                                          59,022
 Inventory                                                    50,999
 Deferred tax asset                                           25,000
 Loan to shareholder                                           2,084
                                                        -------------
     Total current assets                                    271,809
                                                        -------------
PROPERTY AND EQUIPMENT, NET                                  431,165
                                                        -------------
OTHER
 Intangibles, net                                             12,879
 Deferred tax asset                                          200,000
 Sports memorabilia collection                                94,045
                                                         -------------
     Total other assets                                      306,924
                                                         -------------
TOTAL ASSETS                                             $ 1,009,898
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $     23,840
 Current portion of long-term debt                              8,441
 Current portion of shareholder loan                           20,000
 Call option on sports memorabilia collection                 203,470
                                                         -------------
     Total current liabilities                                255,751
                                                         -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        152,600
  Shareholder loan, less current portion                       33,598
                                                         -------------
     Total long-term liabilities                              186,198
                                                         -------------


STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001 per share,
  100,000,000 shares authorized, 10,956,517 shares
  issued and outstanding                                        1,096
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; series A, 1 share
  issued and outstanding (Note 11)                                  -

 Additional paid-in capital                                 2,615,288
 Accumulated deficit                                       (2,048,435)
                                                         -------------
     Total stockholders' equity                               567,949
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,009,898
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004           2003
                                                   -------------   ------------
PRODUCT SALES                                       $   464,692    $   394,532

COST OF PRODUCTS SOLD                                    78,827         45,433
                                                   -------------   ------------
GROSS PROFIT                                            385,865        349,099

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            664,779        286,724
                                                   -------------   ------------

SPORTS MEMORABILIA COLLECTION
 Gain on sales                                           25,332              -
 Other income (expense)                                (307,720)             -
                                                   -------------   ------------
                                                       (282,388)             -
                                                   -------------   ------------

OTHER INCOME (EXPENSE)
 Investment and other income                             14,688          6,973
 Interest expense                                       (12,027)       (22,599)
 Loss on disposal of equipment                           (2,852)             -
                                                    -------------   -----------
     Total other income (expense)                          (191)       (15,626)
                                                    ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                      (561,493)        46,749

INCOME TAX BENEFIT (EXPENsE)                                  -        225,000
                                                    ------------    -----------
NET INCOME (LOSS)                                   $  (561,493)    $  271,749
                                                    ============    ===========

NET INCOME (LOSS) COMMON SHARE:                     $      (.08)    $      .05
                                                    ============    ===========

 Weighted average number of
  common shares outstanding                           7,232,194      5,004,919
                                                    ============    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                          CTD HOLDINGS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       COMMON STOCK             PREFERRED STOCK
                                                                                      ADDITIONAL                       TOTAL
                                                                                        PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                    SHARES       PAR VALUE     SHARES   PAR VALUE       CAPITAL        DEFICIT         EQUITY
                                  -----------   ------------  --------  ----------    ------------  -------------   ------------
Balance, December 31, 2002          4,791,220   $        480         -  $        -    $  1,954,498  $  (1,758,691)  $   196,287

Shares issued for services          1,000,000            100         -           -          49,900              -        50,000

Company expenses paid by
 stockholder                                -              -         -           -          25,000              -        25,000

Net Income                                  -              -         -           -               -        271,749       271,749
                                  ------------   -----------  --------  ----------    ------------   ------------   -----------

Balance, December 31, 2003          5,791,220            580         -           -       2,029,398     (1,486,942)      543,036

Shares issued for service             100,000             10         -           -          39,990              -        40,000

Shares issued for acquisition of
 baseball memorabilia collection    1,029,412            103         -           -         105,897              -       106,000

Shares issued in conjuction with
 liquidation agreement of baseball
 memorabilia collection               250,627             25         -           -         100,225              -       100,250

Fair value of stock options issued
 in conjuction with liquidation
 agreement of baseball memorabilia
 collection                                 -              -         -           -           4,000              -         4,000

Exchange of common shares for
 preferred share                   (1,029,412)          (103)        1           -             103              -             -

Shares issued for services            343,137             34         -           -          17,122              -        17,156

Sale of stock                       3,500,000            350         -           -           3,150              -         3,500

Expense related to stock sold
 below fair value                           -              -         -           -         206,500              -       206,500

Shares issued under
 employment agreements                971,533             97         -           -         108,903              -       109,000

Net loss                                    -              -         -           -               -       (561,493)     (561,493)
                                  ------------   ------------  --------  ---------    ------------   ------------    ----------
Balance, December 31, 2004         10,956,517    $     1,096         1   $       -     $ 2,615,288   $ (2,048,435)   $  567,949
                                  ============   ============  ========  =========    ============   ============    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2004 AND 2003
                Increase (Decrease) in Cash and Cash Equivalents

                                                           2004          2003
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                      $  (561,493) $  271,749
                                                        -----------  -----------
 Adjustments  to reconcile  net income  (loss) to net cash provided by operating activities:

   Depreciation and amortization                             27,762      28,543
   Gain on sale of sports memorabilia collection            (25,332)          -
   Loss on disposal of equipment                              2,852           -
   Deferred income taxes                                          -    (225,000)
   Bad debts                                                      -       4,854
   Stock issued for services                                363,906      50,000
   Company expenses paid by stockholder                           -      25,000
   Stock compensation to employees                          109,000           -
   Call option-sports memorabilia collection                203,470           -
   Fair value of stock options issued                         4,000           -
 Increase or decrease in:
   Accounts receivable                                       75,000     (97,741)
   Inventory                                                 28,184     (15,037)
   Accounts payable and accrued expenses                    (21,951)     22,596
                                                         ----------   ----------
        Total adjustments                                   766,891    (206,785)
                                                         ----------   ----------
    Net cash provided by operating activities               205,398      64,964
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of sports memorabilia collection         37,287           -
 Purchase of property and equipment                         (80,882)    (54,716)
 Purchase of certificate of deposit                         (40,333)          -
 Purchase of intangibles                                          -     (11,174)
                                                         ----------   ----------
    Net cash used for investing activities                  (83,928)    (65,890)
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on long-term debt                                   (9,903)     (8,628)
 Proceeds from sale of stock                                  3,500           -
 Payments on loan payable to stockholder                    (26,369)    (28,933)
 Loan to shareholder                                         (3,500)          -
 Received from shareholder                                    1,416           -
                                                         ----------   ----------
    Net cash used for financing activities                  (34,856)    (37,561)
                                                         ----------   ----------

Net increase (decrease) in cash and cash equivalents         86,614     (38,487)

CASH AND CASH EQUIVALENTS, beginning of year                  7,757      46,244
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS, end of year                    $  94,371    $  7,757
                                                         ==========   ==========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2004 AND 2003
                Increase (Decrease) in Cash and Cash Equivalents

                                   (Continued)

                                                         2004         2003
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest               $     8,996   $   13,472
                                                     ===========   ============
Cash paid for income taxes                           $         -   $        -
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Stock issued in acquisition of sports memorabilia
   collection                                        $   106,000   $        -
                                                     ===========   ============

  Common stock issued in connection with liquidation
   of sports memorabilia collection                  $   100,250   $        -
                                                     ===========   ============

  Vehicle acquired with debt financing               $         -   $   14,881
                                                     ===========   ============
  Common stock issued for services                   $   472,906   $   50,000
                                                     ===========   ============
    Company expenses paid by shareholder             $         -   $   25,000
                                                     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

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

     (e) PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets, which range from three to forty years. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

     (f) INVENTORY - Inventory consists of cyclodextrin products purchased for resale and chemical complexes. Inventory is recorded at the lower of cost (first-in, first-out) or market.

     (g) INTANGIBLES - Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible are amortized using the straight-line method over their respective estimated useful lives.

     (h) SPORTS MEMORABILIA COLLECTION - The sports memorabilia collection (Collection) was acquired from the Company's President and majority shareholder in 2004 in exchange for common stock of the Company (see Note 10). The
Collection consists principally of baseball cards, but also includes a variety of other collectible sport memorabilia. The Collection was recorded at the cost basis of the President and majority shareholder, which was less than the estimated fair value. The Company records gains as the Collection is sold and cash is received, net of expenses. The cost of the Collection is expenses at 26.5% of gross proceeds from the sale of the Collection. The 26.5% cost allocation is based on the recorded cost of the Collection divided by the estimated fair value of the Collection. The Company periodically reviews the fair value of the Collection for impairment.

     (i) REVENUE RECOGNITION - Revenues from product sales are recognized when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Outbound shipping charges to customers are included in product sales. Product sales and shipping revenues, net of discounts, returns and allowances are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to our standard terms and conditions that provides for transfer of both title and risk of loss upon our delivery to the carrier, which is commonly referred to as "F.O.B. Shipping Point." Return allowances are infrequent and are recorded when we become aware of the return. Periodically, we provide incentive offers to our customers to encourage purchases. Such offers are primarily percentage discounts off current purchases for certain products we are promoting or for larger volume orders. Current discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction. Current discount offers are presented as a net amount included in product sales.

     (j) ADVERTISING - Advertising costs are charged to operations when incurred.

     (k) START-UP COSTS - Start-up costs are expensed as incurred.

     (l) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

     (m) RECLASSIFICATIONS - Certain amounts in the 2003 financial statements have been reclassified for comparative purposes to conform with the 2004 presentation.

     (n) NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued several new standards which have implementation dates subsequent to the Company's year end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

     (o) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES

In 2004, the Company entered into employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2004, the Company awarded 971,533 shares and recognized an expense of $109,000 for stock awarded under these agreements. Both agreements have been extended through December 31, 2005.

In 2003, the Company issued 1,000,000 shares registered under Form S-8 to its President as a bonus. The stock was valued at $50,000 when awarded and was expensed.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. The Company has agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration is not filed and effective by the dates indicated, the Company is required to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company is currently in the process of preparing its registration statement to be filed.

The Company entered into an agreement with two financial consultants in May 2004. Upon amending the Articles of Incorporation for Series A Preferred Stock as described in Note 11, the Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,156 the fair value of the stock on the measurement date.

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

In 2004, the Company entered into an agreement with a consultant regarding capital raising and strategic options. The agreement was also terminated during 2004. The Company paid the consultant $39,500, which was expensed. The Company is required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant.

In 2003, the Company engaged a consultant to perform services over a six month period. The majority stockholder (and President) transferred 500,000 shares of CTDH stock valued at $25,000 to the consultant on behalf of the Company. The consulting fee was expensed by the Company in 2003 and recorded as a capital contribution received from the stockholder.

Rent expense under all operating leases was $3,739 and $6,345 for 2004 and 2003, respectively.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004, consists of:

         Land                                          $    80,000
         Buildings and improvements                        211,864
         Machinery and equipment                            78,407
         Office furniture and equipment                     50,627
                                                       ------------
                                                           420,898

         Less: accumulated depreciation                    112,557
                                                       ------------
                                                           308,341

            Construction in progress                       122,824
                                                       ------------

            Property and equipment, net                $   431,165
                                                       ============

The carrying value of remaining idle long-lived assets related to a former mushroom farming operation was approximately $ 110,000 at December 31, 2004.

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the demand and certificate deposit bank balance was $135,588. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. Three major customers accounted for 85% of the accounts receivable balance at December 31, 2004. The Company has no policy requiring collateral or other security to support its accounts receivable.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

(5) MAJOR CUSTOMERS AND SUPPLIERS:

Sales to four customers in 2004 represented approximately 62% of total sales. Sales to three customers in 2003 represented approximately 74% of total sales.

Purchases from two suppliers in 2004 represented approximately 80% of total costs of products sold. Purchases from two suppliers in 2003 represented approximately 80% of total costs of products sold.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(6) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2004:


         Mortgage note payable to bank, payments of
          $1,263 due monthly including principal and
          interest at prime plus 1.0% (6.25% at
          December 31, 2004), collateralized by land
          and buildings with a cost of $210,000                       $  150,393



         Note payable to financing company, payments of
          $288 due monthly, including principal and interest,
          at 6%, collateralized by vehicle with a cost
          of $14,881                                                      10,648
                                                                     -----------

         Total long-term debt                                            161,041

         Less current portion                                              8,441
                                                                     -----------
   Long-term debt, less current portion                               $  152,600
                                                                     ===========


Maturities on long-term debt as of December 31, 2004 over the next five years and thereafter are as follows:

         Year ending
         December 31,                                   Amount

             2005                                        8,441
             2006                                        8,993
             2007                                        9,583
             2008                                        8,161
             2009                                        7,192
             2010 and thereafter                       118,671
                                                     ---------
                                                     $ 161,041
                                                     =========

(7) RELATED PARTY TRANSACTIONS:

The majority stockholder periodically advances the Company loans. The Company owes the stockholder $53,598 at December 31, 2004. The loan is unsecured and interest accrues at 4.17%. Interest expense related to the loan totaled $3,031 and $9,127 for the years ended December 31, 2004 and 2003, respectively. Principal payments are $5,000 per quarter.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the consolidated balance sheet. The fair value of all financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

The  Company  has  available  at  December  31,  2004,   unused  operating  loss
carryforwards totaling approximately $ 1,569,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

           Year Ending
           December 31,                               Amount

        -----------------                       -----------------

             2009                               $     760,000
             2010                                     195,000
             2017                                     206,000
             2020                                     280,000
             2021                                      71,000
             2024                                      57,000
                                                -----------------
             Total                              $   1,569,000
                                                =================

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $430,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

At December 31, 2002, management determined that a 100% valuation allowance was appropriate. For 2003 and 2002, the Company realized net income and utilized approximately $240,000 of its net operating loss carryforward to offset its current income tax liabilities. Management expects to maintain continued profitability in the future and realize additional benefits of its net operation loss carryforwards. At December 31, 2004, the Company evaluated its deferred tax asset valuation allowance and increased its valuation allowance percentage to 48% resulting in no income tax expense or benefit or change in its deferred tax asset for 2004. At December 31, 2003 Management determined that a reduction in the valuation allowance to 43% from 100% of the future tax benefit is appropriate. Accordingly, the Company has recognized a $225,000 deferred tax asset and the resulting income tax benefit in 2003 to reflect this change in estimate.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the Company's estimated deferred tax asset will change in the near term and be material to the financial statements.

                                                 2004          2003
                                             -----------   ------------
Current income tax benefit (expense)         $   30,000     $  (17,000)

Tax expense of temporary differences            (13,000)             -

Tax benefit of operating loss carryforwards           -         17,000

Decrease (increase) in valuation allowance      (17,000)       225,000

                                             -----------   ------------
Total net tax benefit (expense)               $       -     $  225,000
                                             ===========   ============

(10) ACQUISITIONS OF SPORTS MEMORABILIA COLLECTION

In April 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from it President and major shareholder. The Company acquired the Collection to provide additional cash flow, with minimal associated cash expenses. The Collection was appraised at $400,000. The President was issued 1,029,412 shares of unregistered common stock of the Company for the Collection. The number of shares was determined using 70% of the appraised value ($280,000) divided by 90% of the average of the bid and ask price for the Company's stock on April 14, 2004. The formula was used to provide the Company with a discounted price from the appraised value when compared to the fair value of the stock issued of approximately 20%.

Since the acquisition of the Collection was from the Company's President and controlling shareholder, the Company recorded the Collection at $106,000, which is the acquisition cost basis of the President and controlling shareholder.

The Company records sales and related expenses of the Collection as gains or losses from operations in the accompanying statement of operations. Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a unrelated consultant to liquidate the Collection on a "best efforts" basis. The Company issued the consultant 250,627 shares of common stock registered on Form S-8 valued at $100,250 on the date the contract was executed. The Company expensed the $100,250 through operations in the accompanying statement of operations. The consultant earns a 10% commission on the gross sales price of all Collection sales. The Company receives net proceeds after deductions for the consultant's commission and other direct selling expenses of the consultant.

The consultant has the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was determined to be $203,470 at December 31, 2004, which is recorded as a liability in the accompanying balance sheet and charged operations in the accompanying statement of operations. The Company recalculates the fair value of the option at the end of each reporting period and recognize any change as through operations and adjust its liability accordingly.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year; standard deviation of historical stock return 44.03%. The fair value calculated resulting from the issuance of this option was determined to be $4,000, which was charged through operations in the accompanying statement of operations.
                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

The Company may be required to pay the consultant $50,000 after three months and an additional $50,000 after six months - both payments contingent upon the Company receiving cumulative payments from the sales of the Collection totaling $150,000. The Company has the option of paying the additional compensation, if any, by issuing additional common stock to the consultant. The Company is required to register the stock, if issued. If the target sales amounts are met, the Company will value the stock when earned and record an expense through operations. As of December 31, 2004, the Company recorded net receipts of approximately $37,000 from sales of the Collection.

The consultant is required to maintain adequate insurance and pay for any transportation costs. The consultant is to liquidate the Collection at prices not less than 75% of the values published in auction-house guidebooks and/or reputable trade publications and price guides. The consultant is also required to provide a detailed itemization of sales to the Company on a monthly basis.


(11) CORPORATE CHANGES

The Company amended its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the share votes together with the holders of the common stock on all matters submitted to a vote of Company shareholders, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holding on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. The Company issued one share of the Series A Preferred Stock to its majority shareholder in exchange for 1,029,412 shares of common stock held by the majority shareholder, surrendered to the Company and cancelled. See Note 2.

(12) SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During  the  fourth  quarter  of 2003,  the  Company  determined  its  valuation allowance on its deferred tax asset resulting from net operating loss carryfowards to be lower than previously recorded and reduced the valuation allowance from 100% to 43% resulting in an income tax benefit of $225,000 in the fourth quarter of 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 8A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. Although the Company's existing disclosure controls and procedures are adequate, the Company's management acknowledges a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(b) Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. For the same reason, the Company's registered accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls. Although the Company's existing disclosure controls and procedures are adequate, the
Company's management acknowledges a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(c) Changes in internal controls.

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.


Item 8B.  Other Information

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Two (2) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Principal Occupation         Year First Became
                                                                      Director

C.E. Rick Strattan      58        President, CEO and Chairman             1990

George L. Fails         59        Operations Manager                      2001

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

Directors, including directors also serving the Company in another capacity and receiving separate compensation therefor shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Item 10. Executive Compensation.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-term compensation
                                                                          ........................................................
                                         Annual compensation                         Awards               Payouts
                                 --------------------------------------   ----------------------------    ---------
                                                                                           Securities
                                                          Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year       Salary      Bonus     compensation    stock awards     options/SARs    payouts    compensation
                                     ($)         ($)          ($)             ($)              (#)           ($)          ($)
===================    ========  ===========  =========  ==============   ============     ============   =========   ============

C.E. Rick Strattan       2004    $ 36,000        -0-          -0-         $90,833.33 (1)        -0-          -0-          -0-
President, CEO           2003    $ 36,000     $50,000 (3)     -0-             -0-               -0-          -0-          -0-
Chairman                 2002    $ 33,346        -0-          -0-             -0-               -0-          -0-          -0-


George L. Fails          2004    $ 22,800        -0-          -0-         $18,166.67 (2)        -0-          -0-          -0-
Operations Manager       2003    $ 20,836        -0-          -0-             -0-               -0-          -0-          -0-
                         2002    $ 20,000        -0-          -0-             -0-               -0-          -0-          -0-

   (1) Reflects grant of 809,611 shares
   (2) Reflects grant of 161,922 shares
   (3) Reflects grants of 1,000,000 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and $5,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2005.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly, plus $1,000 per month in restricted common shares of the Company, based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. This contract was extended through December 31, 2005.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on March 4, 2005, by each person who, to the knowledge of the Company, owned beneficially more than ten percent (10%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   1,745,611 (1)          15.94%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................     201,922 (2)           1.84%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

Aspatuck Holdings, Inc. ....................   4,000,000              36.52%

All Officers and Directors as a group ......   1,947,533              17.78%

     (1) Includes 809,611 common shares issued pursuant to Employment Agreement.
     (2) Includes 161,922 common shares issued pursuant to Employment Agreement.


Item 12.  Certain Relationships and Related Transactions.

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the stockholder $53,598 at December 31, 2004. The loan is unsecured and interest accrues at 4.17%. Interest expense related to the loan totaled $3,031 and $9,127 for the years ended December 31, 2004 and 2003, respectively.

PART IV.

Item 13.  Exhibits and Reports on Form 10KSB.

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

    (25)  Power of Attorney                                                 None

    (27)  Financial Data Schedule

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
           regulatory authorities                                           None

    (31)  Certificate of Chief Executive Officer
           and Chief Financial Officer****

    (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

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

   ****  Filed herewith.

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.


Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, James Moore & Co., P.L. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $71,760.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by James Moore & Co., P.L. that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption "Audit Fees" was $6,470. The nature of the services comprising the fees disclosed under this category was for accounting assistance with merger and acquisition activities.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by James Moore & Co., P.L. for tax compliance, tax advice, and tax planning was $7,370.

All Other Fees,

The aggregate fees billed in each of the last two fiscal years for products and services provided by James Moore & Co., P.L., other than the services reported above were $5,270 in paragraphs (e)(1) through (e)(3) of this section. The nature of the services comprising the fees disclosed under this category was software training and assistance with payroll tax reporting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2005.

                                              CTD. HOLDINGS, INC.


                                            By:  /s/ C.E. RICK STRATTAN
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer

              SIGNATURE                                TITLE


           /s/ C.E. RICK STRATTAN
          -------------------------------
           C.E. RICK STRATTAN                 Chief Executive Officer
                                              Chief Operating Officer, Director

           /s/ GEORGE L. FAILS
         --------------------------------
           GEORGE L. FAILS                    Director