Form 10QSB
period 2005-03-31
CTD HOLDINGS INC
filed 2005-05-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: March 31, 2005.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2005, the Company had outstanding 10,956,517 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  FINANCIAL INFORMATION





PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2005
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $   156,698
 Certificate of deposit                                                40,603
 Accounts receivable                                                   22,063
 Inventory                                                             67,068
 Deferred tax asset                                                    25,000
 Loan to shareholder                                                    1,501
                                                                     --------
     Total current assets                                             312,933
                                                                     --------

PROPERTY AND EQUIPMENT, NET                                           441,936
                                                                     --------
OTHER

 Intangibles, net                                                      12,480
 Deferred tax asset                                                   200,000
 Sports memorabilia collection                                         92,402
                                                                     --------
     Total other assets                                               304,882
                                                                     --------
  TOTAL ASSETS                                                    $ 1,059,751
                                                                    =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2005
                                                                 ------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $    31,458
 Customer deposit                                                      38,285
 Current portion of long-term debt                                      8,441
 Current portion of stockholder loan                                   20,000
                                                                  -----------
         Total current liabilities                                     98,184
                                                                  -----------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 151,056
 Due to stockholder, less current portion                              19,087
                                                                  -----------
         Total long-term liabilities                                  170,143
                                                                  -----------

STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value
  $.0001 per share, 100,000,000 shares
  authorized, 11,294,017 shares
  issued and outstanding                                                1,193
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                    -
 Additional paid-in capital                                         2,638,191
 Accumulated deficit                                               (1,847,960)
                                                                  -----------
      Total stockholders' equity                                      791,424
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,059,751
                                                                  ===========


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2005            2004
                                                  --------------   ------------
PRODUCT SALES                                      $   118,544      $   133,179

COST OF PRODUCTS SOLD                                   17,474           23,365
                                                   -----------      -----------
GROSS PROFIT                                           101,070          109,814

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           105,415          135,702
                                                   -----------      -----------
SPORTS MEMORABILIA COLLECTION
 Gain on sales                                           2,902              -
 Other income                                          203,470              -
                                                   -----------      -----------
                                                       206,372              -
                                                   -----------      -----------
OTHER INCOME (EXPENSE)
 Investment and other income                             1,318            1,719
 Interest expense                                       (2,870)          (3,193)
                                                   -----------      -----------
     Total other (expense)                              (1,552)          (1,474)
                                                   -----------      -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                  200,475          (27,362)

INCOME TAXES                                               -                -
                                                   -----------      -----------
NET INCOME (LOSS)                                      200,475          (27,362)
                                                   ===========      ===========
NET INCOME (LOSS) PER COMMON SHARE                         .02             (.00)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 11,144,017        5,798,912
                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2005            2004
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $  200,475   $   (27,362)
                                                     ------------  ------------
 Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:

   Depreciation and amortization                            7,855        6,983
   Stock issued for services                                    -       40,000
   Gain on sales of sports memorabilia collection          (2,902)           -
   Stock issued to employees                               20,030       15,030
   Gain on expiration of option - sports memorabilia
    Collection                                           (203,470)           -
   Decrease in accounts receivable                         41,504       86,695
   Decrease (Increase) in inventory                       (16,069)       1,570
   Increase in prepaid expenses                                 -       (1,530)
   Increase in accounts payable and
    accrued expenses                                        7,618       17,278
   Increase in customer deposits                           38,285            -
                                                      -----------   -----------
        Total adjustments                                (107,149)     166,026
                                                      -----------   -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                            93,326      138,664
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (15,257)     (23,213)
 Purchase of certificate of deposit                          (270)           -
                                                      -----------   -----------
    NET CASH USED FOR INVESTING ACTIVITIES                (15,527)     (23,213)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                  (1,544)      (2,493)
 Payment on stockholder loan                              (14,511)     (11,000)
 Loan to shareholder                                            -       (3,500)
 Received from shareholder                                    583          139
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                 (15,472)     (16,854)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       62,327       98,597

CASH AND CASH EQUIVALENTS, beginning of period             94,371        7,757
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $    156,698   $  106,354
                                                     ============  ============

                                   (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Concluded)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2005           2004
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $     2,870   $     2,235
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued under one year consulting
   Contract                                          $         -   $    40,000
                                                     ============  ============

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


The information presented herein as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, is unaudited.

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

Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

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

(3) INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2005 due to its realizing a tax loss for the period and its previous recognition of the benefit of its net operating loss carryforward.

(4) CONCENTRATIONS

Sales to four major customers were 80% of total sales for the three months ended March 31, 2005. Sales to three major customers were 70% of total sales for the three months ended March 31, 2004.

Substantially all 2005 inventory purchases were from two vendors. Substantially all 2004 inventory purchases were from one vendor.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2005 and 2004, the Company awarded 337,500 and 56,779 shares, respectively, and recognized an expense of $23,000 and $18,000 respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements expire December 31, 2005.

The Company is required to pay a consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant. No amounts have been paid or are due at March 31, 2005.

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

(6) ACQUISTION OF SPORTS MEMORABILIA COLLECTION

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

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection on a "best efforts" basis. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company is currently exploring its options to continue its liquidation of the Collection.

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged operations. The Company recalculated the fair value of the option at the end of each reporting period and recognized any change as through operations and adjust its liability accordingly. The option expired in March 2005, and the Company recorded the expiration of the option liability as a gain in the accompanying statement of operations for the three months ended March 31, 2005.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The option expired in March 2005.

The consultant was required to maintain adequate insurance and pay for any transportation costs. The consultant was to liquidate the Collection at prices not less than 75% of the values published in auction-house guidebooks and/or reputable trade publications and price guides. The consultant was also required to provide a detailed itemization of sales to the Company on a monthly basis.

Item 2.  Management's  Discussion  and  Analysis or Plan of  Operation

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

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable with regard to timing, product mix and volume. We also have four major customers whom have a significant effect on our revenues when they increase or decrease their research and development activities that use cycldextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and gross profit. These factors contribute to our significant revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash and certificate of deposit increased to $197,000 as of March 31, 2005 compared to $135,000 as of December 31, 2004. This increase was primarily due to an increase in customer deposits in the first quarter of 2005.

As of March 31, 2005, our working capital was $215,000 compared to $16,000 at December 31, 2004 and $169,000 at March 31, 2004. This increase in working capital from December 31, 2004 is due to the expiration of a $200,000 call option liability in March 2005.

Our cash flow from operations was $93,000 compared to $139,000 a year ago. This decrease was due primarily to decreased sales in the first quarter of 2005 compared to 2004.

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

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure that such effort will be enough in the short term to sustain profitable financial performance. Our cash SG&A expenses for 2005, as a percentage of sales, have decreased from 2004.

During 2004, we acquired a sports memorabilia collection from our President. We obtained an appraisal on the collection for $400,000. We also engaged a third party consultant to liquidate the Collection, which has provided us with additional cash flow with minimal associated cash expenses. During March 2005, this agreement expired. We are currently exploring our options to continue to liquidate the Collection, but there are no assurances we will be able to successfully or profitably do so.

During 2003, we began improvements and renovations of our corporate office and have invested $140,000 through March 31, 2005. We are committed to a Research Park facility for the 40-acre site. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next four quarters to put the Company in a position to initiate a 5-year plan for a new Cyclodextrin Research Park.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. We recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. We have agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration is not filed and effective by the dates indicated, we are required to issue an additional
175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. We are currently in the process of preparing a registration statement to be filed.

We have filed Form S-1 with the U.S. Securities and Exchange Commission for a shelf registration of 10,000,000 shares of common stock to be used for business acquisition purposes. We are currently preparing our response to comments received from the Securities and Exchange Commission review process.

We have no off-balance sheet arrangements at March 31, 2005.

Results of Operations

Total product sales for the first quarter 2005 were $119,000 compared to $133,000 in the first quarter of 2004. Our major customers continue to be repeat purchasers. In 2004, three of our major customers accounted for 70% of our sales. In 2005, three of our major customers accounted for 69% of our sales. This size of the major customer sales decreased from 2004 to 2005.

Our gross profit margin of 85% remains consistently strong for the first quarter 2005 compared to 83% for the year ended December 31, 2004. Changes in the product mix in sales has a significant effect on our overall gross profit percentage, but management expects our gross profit to remain in the 80% range.

Our SG&A expenses decreased to approximately $105,000 from approximately $136,000 for the three months ended March 31, 2004. This decrease is due to $40,000 in consulting fees related to a potential acquisition incurred in 2004 but not incurred in 2005.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. This agreement expired in March 2005. For the three months ended March 31, 2005, we recognized a gain on sale of Collection items of $3,000 and recognized a $200,000 gain on the expiration of a call option liability previously issued to the consultant. We are currently exploring our options to continue to liquidate the Collection, but there are no assurances we will be able to successfully or profitably do so.

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

We recognized net income of $200,000 for the three months ended March 31, 2005 compared to a net loss of ($27,000) for the three months ended March 31, 2004.

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

In keeping with its commitment to use the internet as a major advertising and public relations outlet, the Company continues to maintain its web site. This asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe that the maintenance and growth of our web site will return that investment many times.

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

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(b) Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. For the same reason, the Company's registered accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(c) Changes in internal controls.

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.



Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

NONE


Item 3.  Defaults Upon Senior Securities

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

NONE


Item 5.  Other Information

NONE


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

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (31)      Certification of Chief Executive
            Officer and Chief Financial Officer                          *

  (32)      Certification  pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                   *

  (99)      Additional Exhibits                                         None


* Filed Herewith

(b) Reports on Form 8-K:

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

                                                    DATE

/s/ C.E. "Rick" Strattan                         May 13, 2005
-----------------------------
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer