Form 10QSB
period 2005-06-30
CTD HOLDINGS INC
filed 2005-08-05
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: June 30, 2005.

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

As of August 3, 2005, the Company had outstanding 11,169,465 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                                June 30, 2005
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $    48,161
 Certificate of deposit                                               129,478
 Accounts receivable                                                   39,506
 Inventory                                                             56,635
 Deferred tax asset                                                    25,000
 Loan to shareholder                                                      404
                                                                     --------
     Total current assets                                             299,184
                                                                     --------

PROPERTY AND EQUIPMENT, NET                                           438,445
                                                                     --------
OTHER

 Intangibles, net                                                      12,081
 Deferred tax asset                                                   200,000
 Sports memorabilia collection                                         92,402
                                                                     --------
     Total other assets                                               304,483
                                                                     --------
  TOTAL ASSETS                                                    $ 1,042,112
                                                                    =========

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30, 2005
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $    13,971
 Current portion of long-term debt                                      8,441
 Stockholder loan                                                      33,748
                                                                    ---------
         Total current liabilities                                     56,160
                                                                    ---------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 149,010
                                                                   ----------

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.0001
    per share, 100,000,000 shares authorized,
    11,615,446 shares issued and outstanding                            1,162
 Preferred stock, par value $.0001 per share,
    5,000,000 shares authorized; series A, 1 share
    issued and outstanding (See Note 5)                                     -
 Additional paid-in capital                                         2,662,222
 Accumulated deficit                                               (1,826,442)
                                                                  -----------
      Total stockholders' equity                                      836,942
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,042,112
                                                                  ===========

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                              -----------------------  -----------------------
                                    2005        2004       2005        2004
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $   135,656  $  120,250  $   254,200  $  253,429

COST OF PRODUCTS SOLD              11,994      12,257       29,468      35,622
                              -----------  ----------  -----------  ----------
GROSS PROFIT                      123,662     107,993      224,732     217,807

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          104,610      95,497      210,025     231,199
                              -----------  ----------  -----------  ----------

SPORTS MEMORABILIA COLLECTION
 Gain on sales                          -           -        2,902           -
 Other income                           -           -      203,470           -
 Expenses                               -    (311,250)           -    (311,250)
                              -----------  ----------  -----------  ----------
                                        -    (311,250)     206,372    (311,250)
                              -----------  ----------  -----------  ----------
OTHER INCOME (EXPENSE)
 Investment and other income        6,541       2,434        7,859       4,153
 Interest expense                  (4,075)     (3,336)      (6,945)     (6,529)
                              -----------  ----------  -----------  ----------
     Total other income
     (expense)                      2,466        (902)         914      (2,376)
                              -----------  ----------  -----------  ----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                      21,518    (299,656)     221,993    (327,018)

 Income Taxes                           -           -            -           -
                              -----------  ----------  -----------  ----------
NET INCOME (LOSS)             $    21,518  $ (299,656) $   221,993  $ (327,018)
                              ===========  ==========  ===========  ==========

NET INCOME PER COMMON SHARE
 Net income per share         $       .00  $     (.04) $       .02  $     (.05)
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     11,454,731   7,173,648   11,346,100   6,501,024
                              ===========  ==========  ===========  ==========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $  221,993    $ (327,018)
                                                     ----------    ----------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                       15,900        13,941
     Gain on sales of sports memorabilia
      collection                                         (2,902)            -
     Stock awarded to employees                          47,000        30,060
     Gain on expiration of option - sports
      memorabilia collection                           (203,470)            -
     Stock issued for services                                -       140,250
     Call option-sports memorabilia collection                -       207,000
     Fair value of stock options issued                       -         4,000
    Increase or decrease in:
     Accounts receivable                                 19,516        43,774
     Inventory                                           (5,636)        6,638
     Other current assets                                     -        (1,530)
     Accounts payable and accrued expenses               (9,869)       (3,222)
                                                     ----------     ---------
      Total adjustments                                (139,461)      440,911
                                                     ----------     ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            82,532       113,893
                                                     ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements        (22,382)      (33,719)
 Purchase of certificate of deposit                     (89,145)            -
 Proceeds from sale of collection                         4,545             -
                                                     ----------     ---------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                    (106,982)      (33,719)
                                                     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                              (3,590)       (5,020)
 Net proceeds (payments) on loan payable
  to stockholder                                        (19,850)      (22,690)
 Loan to shareholder                                          -        (3,500)
 Received from shareholder                                1,680           559
                                                     ----------     ---------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                               (21,760)      (30,651)
                                                     ----------     ---------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  (46,210)       49,523

                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                   (Concluded)

                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2005           2004
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS, beginning of period           94,371          7,757
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period             $   48,161     $   57,280
                                                     ==========     ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                              $    4,075     $    4,819
                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                   $   47,000     $   36,000
                                                     ==========     ==========
  Stock issued in acquisition of sports
   memorabilia collection                            $        -     $  106,000
                                                     ==========     ==========

  Common stock issued for consulting services        $        -     $   40,000
                                                     ==========     ==========

  Common stock issued in connection with
   liquidation of sports memorabilia collection      $        -     $  100,250
                                                     ==========     ==========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                                   (Unaudited)

The information presented herein as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

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

(3) INCOME TAXES

For 2005, no income tax expense or benefit was reported for the three and six month periods ended June 30, 2005 due to its realizing a tax loss for the periods. The gain recognized by the Company on the expiration of the call option on the Sports Memorabilia Collection is not taxable for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2004, no income tax expense or benefit was reported for the three and six month periods ended June 30, 2004 due to its net loss for the periods. The expense recognized by the Company on the issuance of the call option on the Sports Memorabilia Collection is not deductible for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

(4) CONCENTRATIONS

Sales to four major customers were 74% of total sales for the three months ended June 30, 2005. Sales to three major customers were 58% of total sales for the three months ended June 30, 2004.

Substantially all 2005 inventory purchases were from two vendors. Substantially all 2004 inventory purchases were from one vendor.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the six months ended June 30, 2005 and 2004, the Company awarded approximately 659,000 and 183,000 shares, respectively, and recognized an expense of $47,000 and $36,000, respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements expire December 31, 2005.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company has agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration is not filed and effective by the dates indicated, the Company is required to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. By mutual agreement with the financial consultant, the Company's obligations under this agreement were suspended.

The Company entered into an agreement with two financial consultants in May 2004. The Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,157 the fair value of the stock for the three and six months ended June 30, 2004.

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

The Company is required to pay a consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant. No amounts have been paid or are due at June 30, 2005.

The Company's Series A Preferred Stock has significant rights including the right to vote together with the holders of the common stock on all matters submitted to a vote of Company shareholders, with the share of Series A
Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holding on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each Series A Preferred Stock share has a liquidation preference of $.0001. There is one share of the Series A Preferred Stock outstanding.

(6) ACQUISTION OF SPORTS MEMORABILIA COLLECTION

In April, 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from its President and major shareholder. The Collection was appraised at $400,000. The President was issued 1,029,412 shares of unregistered common stock of the Company for the Collection. The number of shares was determined using 70% of the appraised value ($280,000) divided by 80% of the average of the bid and ask price for the Company's stock on April 14, 2004. Since the acquisition of the Collection was from the Company's President and controlling shareholder, the Company recorded the Collection at $106,000,
which  was  the  acquisition   cost  basis  of  the  President  and  controlling
shareholder.

The Company records sales of the Collection as gains or losses from operations as Collection pieces are sold.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection on a "best efforts" basis. The Company issued the consultant 250,627 shares of common stock registered on Form S-8 valued at $100,250 on the date the contract was executed. The Company expensed the $100,250 for the three and six months ended June 30, 2004. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company is currently exploring its options to continue its liquidation of the Collection.

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged to operations. The amount charged to expense for the three and six month periods ended June 30, 2004 was $207,000. The Company recalculated the fair value of the option at the end of each reporting period and recognized any change through operations and adjusted its liability accordingly. The option expired in March 2005, and the Company recorded the expiration of the option liability as a $203,470 gain in the first quarter of 2005.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year; standard deviation of historical stock returns 44.03%. The fair value calculated resulting from the issuance of this option was determined to be $4,000, which was expensed for the three and six month periods ended June 30, 2004.

The Company recorded gross receipts of $4,545 from sales of the Collection for the six months ended June 30, 2005. There were no sales for the six months ended June 30, 2004.

Item 2.  Management's  Discussion  and  Analysis or Plan of  Operation


Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD," or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from the retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain a less comprehensive database that includes patents issued in many other countries including Japan and Germany. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable with regard to timing, product mix and volume. We also have four major customers who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and gross profit. These factors contribute to our significant revenue volatility from quarter to quarter and year to year.


Liquidity and Capital Resources

Our cash and certificate of deposit increased to $178,000 as of June 30, 2005 from $94,000 at December 31, 2004 compared to $57,000 as of June 30, 2004. Our cash flows from operations was $82,000 and $113,893 for the six months ended June 30, 2005 and 2004, respectively. Our cash increase is due to normal operations.

As of June 30, 2005, our working capital was $243,000 compared to $16,000 at December 31, 2004 and ($30,000) at June 30, 2004. Our increase in working capital from June 30, 2004 is due to the expiration of a $200,000 call option liability in March 2005 and continued profitability.

We believe our working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy. Our acquisition strategy includes raising $1,500,000 in the next twelve months. Our first acquisition will require approximately $500,000. We believe we can fund the initial costs of raising capital and start our acquisition strategy from existing working capital.

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

During 2004, we acquired a sports memorabilia collection from our President. We obtained an appraisal on the collection for $400,000. We also engaged a third party consultant to liquidate the Collection, which has provided us with additional cash flow with minimal associated cash expenses. During March 2005, this agreement expired. We are currently exploring options to continue to liquidate the Collection, but there are no assurances we will be able to successfully or profitably do so.

During 2003, we began improvements and renovations of our corporate office and have invested $145,000 through June 30, 2005. We are committed to a Research Park facility for the 40-acre site. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan; we anticipate spending at least another $100,000 over the next four quarters to put the Company in a position to initiate a 5-year plan for a new Cyclodextrin Research Park.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. We recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. We have agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration is not filed and effective by the dated indicated, the Company is required to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. By mutual agreement with the financial consultant, the Company's obligations under this agreement were suspended.

We have filed Form S-1 with the U.S. Securities and Exchange Commission for a shelf registration of 10,000,000 shares of common stock to be used for business acquisition purposes. We are currently evaluating our options to determine whether or not to proceed with this filing.

We have no off-balance sheet arrangements as of June 30, 2005.


Results of Operations

Total product sales for the second quarter 2005 were $136,000 compared to $120,000 in the second quarter of 2004. Our major customers continue to be repeat purchasers. In 2004, three of our major customers accounted for 70% of our sales. So far in 2005, these customers are purchasing at approximately the same annualized rate.

Our gross profit margin of 91% remains consistently strong for the second quarter 2005 compared to 85% for the first quarter of 2005. A change in the product mix of sales has a significant effect on our overall gross profit percentage, but management expects our gross profit to remain in the 80% range.

Our SG&A expenses were the same ($105,000) for the first two quarters of 2005 compared to $95,000 for the second quarter of 2004. This increase is due primarily to professional fees in 2005 related to preparing a registration statement filed with the SEC.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. This agreement expired in March 2005. For the three months ended March 31, 2005, we recognized a gain on sale of Collection items of $3,000 and recognized a $200,000 gain on the expiration of a call option liability previously issued to the consultant. There were no gains or losses recognized in the quarters ended June 30, 2005 or 2004. We are currently exploring our options to continue to liquidate the Collection, but there are no assurances we will be able to successfully or profitably do so.

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

We recognized net income of $22,000 for the three months ended June 30, 2005 compared to a net loss of ($300,000) for the three months ended June 30, 2004.

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

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

NONE


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibit
        Description                                                     Page
        -----------                                                     ----

   (2)  Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession                                       None

 (3-i)  Articles of Incorporation                                       **

(3-ii)  Bylaws                                                          **

   (4)  Instruments defining the Rights of Security Holders             None

  (10)  Material Contracts

  (11)  Statement re: Computation of Per Share Earnings               Note 2,
                                                                      Financial
                                                                      Statements

  (15)  Letter re: Unaudited Interim Financial Information              None

  (16)  Letter on Change in Certifying Accountant                       ***

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

  (23)  Consents of Experts and Counsel                                 None

  (24)  Power of Attorney                                               None

  (31)  Certification of Chief Executive
        Officer and Chief Financial Officer                             *

  (32)  Certification  pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                      *

  (99)  Additional Exhibits                                             None


   * Filed herewith.

  ** Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

 *** Filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 20, 2005.


(b) Reports on Form 8-K:

    Item 4.01 on Form 8-K:  Changes In Registrant's Certifying Accountant.

    A letter on change in certifying accountant was filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 20, 2005. (See Exhibit 16, herein).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.



/s/ C.E. "Rick" Strattan                        Date:  August 5, 2005
-----------------------------
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer