Form 10QSB
period 2005-09-30
CTD HOLDINGS INC
filed 2005-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended: September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ( )Yes (x)No

As of November 10, 2005, the Company had outstanding 12,669,465 shares of its common stock.

Transitional Small Business Disclosure Format: No.

PART I:  Financial Information

                                CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                    ASSETS

                                                             September 30, 2005
                                                             ------------------
CURRENT ASSETS

 Cash and cash equivalents                                         $     65,869
 Certificate of deposit                                                 130,367
 Accounts receivable                                                     57,199
 Inventory                                                               55,377
 Deferred tax asset                                                      25,000
 Loan to shareholder                                                        254
                                                                   ------------
     Total current assets                                               334,066
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             429,331
                                                                   ------------

OTHER ASSETS

     Intangibles, net                                                    11,682
     Deferred tax asset                                                 200,000
     Sports memorabilia collection                                       92,402
                                                                   ------------
        Total other assets                                              304,084
                                                                   ------------

TOTAL ASSETS                                                       $  1,067,481
                                                                   ============

                                   (continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30, 2005
                                                            ------------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $      26,184
 Current portion of long-term debt                                       8,441
 Current portion of shareholder loan                                    12,713
                                                                 -------------
    Total current liabilities                                           47,338
                                                                 -------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                 146,964
                                                                 -------------

STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share, 100,000,000
   shares authorized, 13,399,672 shares issued
   and outstanding;                                                      1,199
 Preferred stock, par value $.0001 per share,
   5,000,000 shares authorized
     Series A, 1 share issued and outstanding                                -
 Additional paid-in capital                                          2,773,114
 Accumulated deficit                                                (1,901,134)
                                                                 -------------
     Total stockholders' equity                                        873,179

                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  1,067,481
                                                                 =============

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                      September 30,            September 30,
                               ----------------------     ---------------------
                                     2005        2004          2005        2004
                               ----------  ----------     ----------  ---------
PRODUCT SALES                  $  118,923 $   134,116     $  373,123  $ 387,545

COST OF PRODUCTS SOLD              15,415      29,991         44,883     65,613
                               ----------  ----------     ----------  ---------
GROSS PROFIT                      103,508     104,125        328,240    321,932
                               ----------  ----------     ----------  ---------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE            177,357     112,318        387,378    343,517
                               ----------  ----------     ----------  ---------

SPORTS MEMORABILIA COLLECTION
  Gain on sales                         -      12,714          2,902     12,714
  Other income (expenses)               -       2,000        203,470   (309,250)
                               ----------  ----------     ----------  ---------
                                       -       14,714        206,372   (296,536)
                               ----------  ----------     ----------  ---------

INCOME (LOSS) FROM OPERATIONS     (73,849)      6,521        147,234   (318,121)
                               ----------  ----------     ----------  ---------

OTHER INCOME (EXPENSE)
  Investment and other income       2,286       7,579         10,145     11,732
  Interest expense                 (3,133)     (2,804)       (10,078)    (9,333)
                               ----------  ----------     ----------  ---------

   Total other income (expense)      (847)      4,775             67      2,399
                               ----------  ----------     ----------  ---------
NET INCOME (LOSS) BEFORE INCOME
 TAXES                            (74,696)     11,296        147,301  (315,722)

 Income Taxes                           -           -              -         -
                               ----------  ----------     ----------  ---------

NET INCOME (LOSS)              $  (74,696) $   11,296     $  147,301  $(315,722)
                               ==========  ==========     ==========  =========

NET INCOME (LOSS) PER COMMON
 SHARE                         $     (.01) $      .01     $      .01  $    (.05)
                               ----------  ----------     ----------  ---------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    11,836,428   7,519,468     11,462,147  6,925,778
                               ==========  ==========     ==========  =========

                 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                             2005         2004
                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                   $    147,301  $  (315,722)
                                                     ------------  -----------
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                            23,980       21,581
  Gain on sale of sports memorabilia collection            (2,902)     (12,714)
  Stock issued for services                               157,929      202,716
  Gain on expiration of option -sports memorabilia
    Collection                                           (203,470)           -
  Call option-sports memorabilia collection                     -      205,000
  Fair value of stock options issued                            -        4,000
 Increase or decrease in:
  Accounts receivable                                       1,823      103,777
  Inventory                                                (4,378)       5,551
  Accounts payable and accrued expenses                     2,344       (8,117)
                                                     ------------  -----------
        Total adjustments                                 (24,674)     521,794
                                                     ------------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       122,627      206,072
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (20,949)     (53,551)
 Purchase of certificate of deposit                       (90,034)     (40,200)
 Proceeds from sale of collection                           4,545       17,294
                                                     ------------  -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                    (106,438)     (76,457)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                                (5,636)      (7,269)
 Payments on loan payable to stockholder                  (40,885)     (27,033)
 Loan to Shareholder                                            -       (3,500)
 Received from shareholder                                  1,830          984
                                                     ------------  -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    (44,691)     (36,818)
                                                     ------------  -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (28,502)      92,797

CASH AND CASH EQUIVALENTS, beginning of period             94,371        7,757
                                                     ------------  -----------
CASH AND CASH EQUIVALENTS, end of period             $     65,869  $   100,554
                                                     ============  ===========
                                      F-4

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                     --------------------------
                                                             2005          2004
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $      8,863  $      6,967
                                                     ============  ============
Cash paid for income taxes                           $          -  $          -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Common stock awarded to officers                     $     97,929  $     45,310
                                                     ============  ============

Common stock issued for consulting services          $     60,000  $     57,157
                                                     ============  ============
Stock issued in acquisition of sports
 memorabilia collection                              $          -  $    106,000
                                                     ============  ============

Common stock issued in connection with
 liquidation of sports memorabilia collection        $          -  $    100,250
                                                     ============  ============


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (Unaudited)

The information presented herein as of September 30, 2005,and for the three and nine months ended September 30, 2005 and 2004,is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc. and its wholly owned subsidiaries.

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

Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2004.

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

(3) INCOME TAXES

For 2005, no income tax expense or benefit was reported for the three and nine month periods ended September 30, 2005 due to its realizing a tax loss for the periods. The gain recognized by the Company on the expiration of the call option on the Sports Memorabilia Collection is not taxable for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2004, no income tax expense or benefit was reported for the three and nine month periods ended September 30, 2004 due to its net loss for the periods. The expense recognized by the Company on the issuance of the call option on the Sports Memorabilia Collection is not deductible for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

(4) CONCENTRATIONS

Sales to 4 major customers were 72% of total sales for the nine months ended September 30, 2005. Sales to five major customers were 73% of total sales for the nine months ended September 30, 2004.

Substantially all 2005 inventory purchases were from two vendors. Substantially all 2004 inventory purchases were from one vendor.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the nine months ended September 30, 2005 and 2004, the Company awarded approximately 943,000 and 603,000 shares, respectively, and recognized an expense of $68,000 and $54,000, respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements expire December 31, 2005.

In August 2005, the Company issued 1,000,000 shares of common stock registered under Form S-8 to financial consultants and charged expense for $60,000 the fair value of the stock for the three and nine month periods ended September 30, 2005. The Company also issued 500,000 shares of common stock registered under Form S-8 to its President and majority shareholder and charged expense for $30,000 the fair value of the stock for the three and nine month periods ended September 30, 2005.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. The Company agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration statement is not filed and effective by the dated indicated, the Company was required by the agreement to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company believes the financial consultant has breeched the conditions of the sale which restricted the financial consultant's sale of the stock. Management believes it is no longer subject to the terms of the agreement and does not intend to file the registration statement and also believes the penalty provisions of the agreement are no longer effective.


The Company entered into an agreement with two financial consultants in May 2004. The Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,157 the fair value of the stock for the nine months ended September 30, 2004.

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

The Company is required to pay a consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant. No amounts have been paid or are due at September 30, 2005.

The Company's Series A Preferred Stock has significant rights including the right to vote together with the holders of the common stock on all matters submitted to a vote of Company shareholders, with the share of Series A
Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holdings on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each Series A Preferred Stock share has a liquidation preference of $.0001. There is one share of the Series A Preferred Stock outstanding.

Effective August 11, 2005, the outstanding share of the Company's Series A Preferred Stock was acquired by Eline Entertainment Group, Inc.

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

The Company recorded sales of the Collection as gains or losses from operations as Collection pieces are sold.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection on a "best efforts" basis. The Company issued the consultant 250,627 shares of common stock registered on Form S-8 valued at $100,250 on the date the contract was executed. The Company expensed the $100,250 for the nine months ended September 30, 2004. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company is currently exploring its options to continue its liquidation of the Collection.

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged to operations. The amount charged to expense for the nine month period ended September 30, 2004 was $207,000. The Company recalculated the fair value of the option at the end of each reporting period and recognized any change through operations and adjusted its liability accordingly. The option expired in March 2005, and the Company recorded the expiration of the option liability as a $203,470 gain in the first quarter of 2005.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year; standard deviation of historical stock returns 44.03%. The fair value calculated resulting from the issuance of this option was determined to be $4,000, which was expensed for the nine month period ended September 30, 2004.

The Company recorded gross receipts of $4,545 and $17,294 from sales of the Collection for the nine months ended September 30, 2005 and 2004, respectively.

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

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable with regard to timing, product mix and volume. We also have four major customers who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and gross profit. These factors contribute to our revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash and certificate of deposit increased to $196,000 as of September 30, 2005 from $94,000 at December 31, 2004 and $178,000 as of June 30, 2005. Our
cash flow from operations was $123,000 compared to $206,000 for the nine months ended September 30, 2005 and 2004, respectively. Our cash increase is due to normal operations.

As of September 30, 2005, our working capital was $287,000 compared to $16,000 at December 31, 2004 and $243,000 at June 30, 2005. Our increase in working capital from December 31, 2004 is due to the expiration of a $200,000 call option liability in March 2005 and our positive cash flow from normal operations.

We believe our working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy. Our acquisition strategy includes raising $1,500,000 in the next twelve months. We have signed a letter of intent to acquire at least 51% of CycloLab Research and Development, Ltd. located in Budapest, Hungary, for a combination of cash and common stock, which will require approximately a $750,000 cash outlay. We believe we can fund the initial costs of raising capital and start our acquisition strategy from existing working capital.

Controlling cash expenses continues to be management's primary fiscal tool. However, growth requires increased expenditures and we feel it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. The Company incurred a $60,000 non-cash expense for common stock issued to consultants in the third quarter for such consulting help. The President/CEO also received a $30,000 non-cash stock bonus. We are working hard to increase revenues to balance these new expenses, but cannot be sure such effort will be enough in the short term to sustain profitable reporting performance. Our cash SG&A expenses for 2005, as a percentage of sales, continue to decrease compared to 2004.

During 2004, we acquired a sports memorabilia collection from our President. We obtained an appraisal on the collection for $400,000. We also engaged a third party consultant to liquidate the Collection, which has provided us with additional cash flow with minimal associated cash expenses. During March 2005, this agreement expired. No additional income or cash flow is expected from liquidation of the collection in 2005. We are currently exploring options to liquidate the collection, but there are no assurances we will be able to successfully or profitably do so.

During 2003, we began improvements and renovations of our corporate office and have invested $145,000 through September 30, 2005. We are committed to a Research Park facility for the 40-acre site. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan; we are reallocating monies intended for corporate renovations to the completion of the Cyclolab acquisition. No costs were incurred in the third quarter of 2005 on corporate renovations.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. We recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. We have agreed to register the stock by filing a registration statement by June 19, 2005 with an effective date no later than August 19, 2005. If the registration statement is not filed and effective by the dated indicated, the Company was required by the agreement to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company believes the financial consultant has breeched the conditions of the sale which restricted the financial consultant's sale of the stock. Management believes it is no longer subject to the terms of the agreement and does not intend to file the registration statement and also believes the penalty provisions of the agreement are no longer effective.

We have filed Form S-1 with the U.S. Securities and Exchange Commission for a shelf registration of 10,000,000 shares of common stock to be used for business acquisition purposes. We are currently evaluating our options whether or not to proceed with this filing.

We have no off-balance sheet arrangements at September 30, 2005.

Results of Operations

Total product sales for the third quarter 2005 were $119,000 compared to $134,000 in the third quarter of 2004. Our major customers continue to be repeat purchasers. In 2004, four of our major customers accounted for 72% of our sales. In 2005, five major customers accounted for 73% of our sales.

Our gross profit margin of 87% remains consistently strong for the third quarter 2005 compared to 91% for the second quarter of 2005. Changes in the product mix of sales has a significant effect on our overall gross profit percentage, but management expects our gross profit to remain above 80% for the remainder of 2005.

Our SG&A expenses were $177,000 for the third quarter of 2005 compared to $112,000 for the third quarter of 2004. This increase is primarily due to stock issued to consultants and a stock bonus to the Company's president totaling $60,000 in 2005 and increased investor relations expenses.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. This agreement expired in March 2005. For the nine months ended September 30, 2005, we recognized a $200,000 gain on the expiration of a call option liability previously issued to the consultant. There were no gains or losses recognized in the quarter ended September 30, 2005. No further gains or losses in 2005 are expected from sales associated with the collection.

We expect significant increases in future legal, accounting, and auditing fees as the result of implementing the ongoing acquisition of Cyclolab.

We recognized a net loss of $75,000 for the three months ended September 30, 2005 compared to a net income of $11,000 for the three months ended September 30, 2004.

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

Item 3.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. The Company's management acknowledges a material weakness exists in its controls and procedures, in that i) the accountant employed by the Company, while a third year student pursuing a degree in accounting at the University of Florida has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

   (2)  Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession                                       None

 (3-i)  Articles of Incorporation                                       **

(3-ii)  Bylaws                                                          **

   (4)  Instruments defining the Rights of Security Holders             None

  (10)  Material Contracts

        10.1  Share Exchange Agreement                                  ***

        10.2  Addendum to Share Exchange Agreement                      ****

  (11)  Statement re: Computation of Per Share Earnings               Note 2,
                                                                      Financial
                                                                      Statements

  (15)  Letter re: Unaudited Interim Financial Information              None

  (16)  Letter on Change in Certifying Accountant                       None

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

  (32)  Certification  pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                      *

  (99)  Additional Exhibits                                             None


   * Filed herewith.

  ** Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

 *** Previously  filed with the Securities and Exchange Commission on August 15,
      2005 as an exhibit to Form 8-K.

**** Previously  filed with the Securities and Exchange  Commission on September
      21, 2005 as an exhibit to Form 8-K.

(b) Reports on Form 8-K:

     i)   Item 5.01 in Form 8-K: Changes in Control of Registrant.

          A Share Exchange Agreement between Registrant and Eline Entertainment Group, Inc. ("Eline") was filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

          According  to  the  terms  of  the  Share  Exchange  Agreement,   (the
          "Agreement") C.E. Rick Strattan agreed to transfer his Series A Preferred Share to Eline Entertainment Group, Inc. ("Eline") in consideration of Eline's transfer of 200,000 of its restricted common shares to Mr. Strattan. The Agreement entered into by Mr. Strattan, Eline and the Registrant provides that closing will occur within 90 days. The Agreement also provides that following closing, Mr. Strattan will have autonomous control over the Registrant and that Eline, at its discretion, will advance to the Registrant at various times and in various amounts, an aggregate of up to one million five hundred thousand dollars ($1,500,000) to be used for the acquisition of Cyclolab R&D Labs of Budapest, Hungary subject to Eline's satisfactory due diligence.

          In the event of a sale of the Registrant's assets or subsidiaries, Eline would first be repaid the amount of sums advanced, with Eline receiving 20% and Mr. Strattan receiving 80% of any amount received in excess of the sums advanced. The Agreement further provides in the event Eline or CTDH do not acquire any cyclodextrin or biotech businesses within one year following the date of closing, Mr. Strattan shall exchange his 100,000 Eline common shares for the Series A Preferred Share, and the business of the Registrant would be spun off to the shareholders of the Registrant with Eline retaining 20% of the outstanding common stock of the Registrant on a fully diluted basis.

    ii)   Item 1.01 on Form 8-K:  Entry Into a Material Definitive Agreement.

          An Addendum to Share Exchange Agreement (the "Addendum") between Registrant and Eline Entertainment Group, Inc. ("Eline") was filed as an Exhibit to the Company's Form 8-K filed with the Securites and Exchange Commission on September 21, 2005.

          In substantial part, the Addendum 1) clarified Rick Strattan's role as principal executive officer in Registrant by substituting new agreed language for the provisions in Paragraph 7 of the Agreement, and 2) clarified the distribution of Registrant's business operations in the event Eline or Registrant are unable to consummate the acquisition of cyclodextrin and bio-tech industries within one year of the date after the closing on the transfer of certain shares from Rick Strattan to Eline (the "Closing Date").

          The Addendum provides Rick Strattan will maintain autonomous control over Registrant's operating subsidiaries, acquisitions expanding the cyclodextrin business (in consultation with Eline), and the day to day operations thereof. Furthermore, the Addendum provides, in the event Eline or Registrant are unable to consummate the acquisition of cyclodextrin and bio-tech industries within one year after the Closing Date, Eline may, in its sole discretion, distribute the business of Registrant to Registrant's stockholders via one of two methods. Using the first method, Eline may trade its one share of Series A preferred stock in Registrant, which represents controlling interest in Registrant, to Rick Strattan in exchange for 100,000 shares of Eline common stock presently held by Rick Strattan. Using the second method, Eline may create a new entity with a capital structure identical to Registrant (the "Mirror Entity") which is publicly traded on the OTC Bulletin Board; distribute the Mirror Entity's shares to Registrant's shareholders on the basis of one Mirror Entity share for each outstanding share of Registrant; and distribute to Rick Strattan shares of a Mirror Entity preferred stock granting him the same rights, preferences, and controlling interest granted holders of Registrant's Series A preferred stock. Under this method, Eline would retain for itself a twenty (20) percent interest in the common stock of the Mirror Entity.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.



/s/ C.E. "Rick" Strattan                        Date:  November 14, 2005
-----------------------------
C.E. Rick Strattan, President
Chief Executive Officer,
Chief Operating Officer and
Chief Financial Officer