Form 10KSB
period 2005-12-31
CTD HOLDINGS INC
filed 2006-03-31
CIK 922247

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2005

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

                     Issuer's telephone number: (386) 454-0887

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                              Class A Common Stock
                                (Title of class)

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. (_)

     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No(_).

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (_).

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year:  $454,360.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $720,514 based on the average high ($.08) and low ($.08) price as of March 4, 2005, of $.08 per share.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable asumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,112,616 shares of Common Stock as of March 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

     Transitional Small Business Disclosure Format (Check One): Yes (_) No (X)

PART I

Item 1.  Description of Business.

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

     We believe the application of CDs in both OTC and ethical ophthalmic products provides the greatest opportunity for the successful and timely introduction of CD containing preparations for topical drug use.

     We provide consulting services for the commercial development of new products containing CDs. Our revenues are derived from consulting, the distribution of CDs, the manufacturing of selected CD complexes, and sales of our own manufactured and licensed products containing CDs.

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

CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of these materials can be assured and regulatory approval is in place, the Company believes the food additive industry will continue to increase its use of CDs.

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

Marketing Plan

     We believe the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy.

     Our sales have always been direct, volatile and driven by the acceptance of CD's as beneficial excipients. Arrangements with large laboratory supply companies and several diagnostic companies have provided a strong sales base, that continues to diversify.

     The Company has taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a website with the unique and descriptive domain name "cyclodex.com".

     We intend to work with clients in countries where current regulatory views include CDs as natural products acting as excipients to introduce beneficial pharmaceuticals improved by CDs.

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

     In 2002 we became the exclusive North American distributor of the CD products manufactured by Cyclolab. We intend to form additional business relationships with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen our competitive advantage. The Company believes that it will be able to acquire, and is currently negotiating to acquire, all of the outstanding equity interest in Cyclolab for a total purchase price of $1,525,000. The Company anticipates that in connection with its acquisition of Cyclolab, it would issue options to Cyclolab's current owners to purchase shares of CTD Holdings for a purchase price of $0.01 per share.

Government Regulation

     Under the Federal Food, Drug and Cosmetic Act ("Food and Drug Act"), the Food and Drug Administration ("FDA") is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA's authority includes the regulation of the labeling and purity of the Company's food and drug products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

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

     Under present FDA regulations, FDA defines drugs as "articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man." The Company's product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is generally regarded as safe (GRAS) by the FDA. The Company is continually updated by counsel as to changes in FDA regulations that might affect the use of and claims for these products. There is no assurance that the FDA will not take the position that the Company's food and nutritional supplement products are subject to requirements relating to drug development and sale. The effect of such determination could be to limit or prohibit distribution of such products.

Employees

     The Company employed three persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Property.

     In 2000, the Company bought approximately 40 acres in western Alachua County, Florida, (the "Property") for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The Property had been developed in part as a mushroom growing facility. While the Company has discontinued mushroom growing operations on the Property, the Company continues to use the Property as its corporate headquarters. Its present 6,000 sq.ft. facility is expected to be adequate to house the Company's operations for the foreseeable future.

     The Company holds title to the Property in fee simple, subject to a purchase money mortgage securing repayment of a promissory note with a principal balance due of $147,196 as of December 31, 2005. The principal amount due on the note accrues interest at a rate of seven and one-quarter (7.25) percent per year and neither the note nor the mortgage have a prepayment penalty. The maturity date of the note is December 5, 2005. The Property is not subject to any lease, option, purchase, or sales contracts, nor are there any immediate plans to renovate, improve, or further develop the Property. The Property is in a region that is experiencing moderate population and development growth which has increased the market value of the Property. Management believes the limits of insurance coverage are adequate for the Property.

     The Property has a 6,000 sq.ft. facility from which the Company operates its corporate offices. The anticipated remaining useful life of the facility is undetermined, but in Management's estimate exceeds 25 years. The Property's federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended December 31, 2005, are 23.8378 mils and $3,127.52, respectively.


Item 3.  Legal Proceedings.
         None


Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

                                    High               Low


2004          First Quarter        $ 0.424           $ 0.370
              Second Quarter       $ 0.249           $ 0.229
              Third Quarter        $ 0.095           $ 0.086
              Fourth Quarter       $ 0.061           $ 0.057

2005          First Quarter        $ 0.075           $ 0.071
              Second Quarter       $ 0.074           $ 0.073
              Third Quarter        $ 0.076           $ 0.072
              Fourth Quarter       $ 0.049           $ 0.047


     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

         Holders

     As of December 31, 2005, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 80.

         Dividend Policy

     The Company will not pay any cash dividends on its common stock in 2005 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

                    Recent Sales of Unregistered Securities
                   Sale of Unregistered Class A Common Stock


  Date           Shareholder         Number of        Transaction        Consideration
                                      Shares
                                      Issued
--------   -----------------------   ---------   ---------------------   -------------

04-28-04   C.E. Rick Strattan        1,029,412   Sportscard Collection   See Note 1 (below)
12-17-04   Aspatuck Holdings, Ltd.   3,500,000   Stock Purchase          $ 0.001/share
12-30-04   George L. Fails             161,922   Employment Services     See Note 2 (below)
12-30-04   C.E. Rick Strattan          809,611   Employment Services     See Note 2 (below)
12-31-05   George L. Fails             240,525   Employment Services     See Note 2 (below)
12-31-05   C.E. Rick Strattan        1,202,626   Employment Services     See Note 2 (below)


Notes to Recent Sales of Unregistered Securities Table:

Note 1 -- In April 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from its President and major shareholder. The Collection was appraised at $400,000. The President was issued 1,029,412 shares of unregistered common stock of the Company for the Collection. The number of shares was determined using 70% of the appraised value ($280,000) divided by 90% of the average of the bid and ask price for the Company's stock on April 14, 2004. The formula was used to provide the Company with a discounted price from the appraised value when compared to the fair value of the stock issued of approximately 20%.

Note 2 -- The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2005, the Company awarded 1,443,151 shares and recognized an expense of $92,000 for stock awarded under these agreements. For 2004, the Company awarded 971,533 shares and recognized an expense of $109,000 for stock awarded under these agreements. Both agreements have been extended through December 31, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD," or "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a database of patented and patent pending uses of cyclodextrins as recorded by the United States Patent & Trademark Office. We also maintain database that includes patents issued in many other countries of the World. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We also have four major customers who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and gross profit. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year.

In 2004, we amended the Company's Articles of Incorporation authorizing a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock, setting forth its designations, rights and preferences. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Share of Series A Preferred Stock are entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline), effectively transferring control of the Company to Eline. The agreement with Eline provides advances to the Company of up to an aggregate of $1,500,000 to acquire Cyclolab, at Eline's sole discretion. The terms of any such advances are currently unspecified. Eline is also an SEC reporting company.

Liquidity and Capital Resources

Our cash and short-term investments increased to approximately $162,000 as of December 31, 2005 compared to approximately $135,000 as of December 31, 2004. Our cash flow from operations for 2005 was $129,000 compared to $205,000 for 2004. While we reported a net loss in 2005 of $172,000, we had $449,000 in noncash expenses and a noncash gain of $203,000 in 2005.

The increased cash flow from operations is due primarily to the decreased net loss in 2005 compared to 2004. The decreased loss is due primarily to a $164,000 decrease in operating expenses. The largest decrease was in consulting fees ($229,000 decrease), which was offset by a $30,000 stock bonus to our President.

We believe our working capital is sufficient to run our operations at current and expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy. During 2005, we signed a letter of intent to acquire a majority interest in Cyclolab by December 31, 2005. Our first acquisition, Cyclolab, located in Hungary, will require approximately $1,500,000 in cash and up to 25,000,000 shares of our common stock. Both parties have signed an extension to the letter of intent agreeing to close the acquisition by April 1, 2006, as the parties conduct their due diligence. We believe we can fund the initial ancillary costs of the acquisition from existing working capital. We intend to issue stock in a private placement to raise the $1,500,000. We anticipate the synergistic merger of the two operating units will create sufficient cash flow for normal operating costs and planned capital improvements. We intend to minimize operational expenses and increase our now combined revenues as a result of improved sales efficiency and marketing.

Controlling cash expenses continues to be management's primary fiscal tool. However, growth requires increased expenditures and while we feel it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, these consulting fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure such effort will be enough in the short term to sustain financial performance like that of the recent past.

During 2004, we acquired a sports memorabilia collection from our President. We obtained an appraisal on the collection for $400,000. We issued stock with a fair value equal to approximately 70% of the appraised value (we bought the Collection at a 30% discount from the appraised value). We also engaged a third party consultant to liquidate the Collection, which concluded in March 2005. We received net receipts of approximately $5,000 and $37,000 from sales of the collection in 2005 and 2004, respectively. We continue to seek a buyer for the remaining collection.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. The Company had agreed to register the stock. The Company had agreed to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company believes the financial consultant has breached the conditions of the sale, which restricted the financial consultant's sale of the stock. Management believes it is no longer subject to the terms of the agreement, does not intend to file the registration statement, and also believes the penalty provisions of the agreement are no longer effective.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President in exchange for 1,029,412 shares of common stock. While we received a $400,000 appraisal on the collection, we recorded this asset for $106,000, which represents our majority shareholder's cost basis. We also engaged a consultant under a one year contract to liquidate the collection for not less than 75% of its book value as stated in any of the leading collectibles industry guide books. This agreement expired in April 2005. The consultant was issued 250,627 shares of common stock valued at $100,250, which we expensed in 2004. We also agreed to an option whereby the consultant could have acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a liability and a charge to operations in 2004. In 2005 we recorded a $204,000 gain when the option expired.

We issued 1,443,151 shares and 971,533 shares of our common stock to employees for compensation earned under employment agreements for 2005, and 2004, respectively.

We have no off-balance sheet arrangements as of December 31, 2005.

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

Baseball Memorabilia Collection Asset

The recoverability of our baseball memorabilia collection asset is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include losses realized on sales and our future operating plans. If impairment indicators exist, we evaluate the recoverability of the asset using an overall collection basis based on undiscounted expected future cash flows based on individual collection piece values published in auction-house guidebooks and/or reputable trade publications and price guides, less estimated costs to sell the collection. The recorded value for the collection is not expected to be recovered through undiscounted future cash flows is written down to current fair value, which is generally determined from estimated discounted future net cash flows. We recorded an impairment allowance for $42,000 as of December 31, 2005. Should the fair value of these assets decline or if our future operating plans change, we may be required to record additional impairment charges that could be significant.

Long-lived Assets

The recoverability of long-lived assets is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include historical financial performance, operating trends and our future operating plans. If impairment indicators exist, we evaluate the recoverability of long-lived assets on an operating unit basis based on undiscounted expected future cash flows before interest for the expected remaining useful life of the operating unit. Recorded values for long-lived assets that are not expected to be recovered through undiscounted future cash flows are written down to current fair value, which is generally determined from estimated discounted future net cash flows for assets held for use or net realizable value for assets held for sale.

At December 31, 2005, we have idle buildings located on the same property as our corporate offices that were used in our former mushroom farming operation. The carrying value of these idle long-lived assets is $100,000. We have determined the fair value of these assets exceeds this carrying value based on recent real estate appraisal. We continue to depreciate the assets over their estimated useful life. Should the value of these assets decline, we may be required to record an impairment charge that could be significant.

Valuation Allowance on Deferred Tax Assets

SFAS 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2005, our net deferred tax assets are $400,000, comprised principally of net operating loss carryforwards
(NOLs), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

We reported a financial net loss of $(172,000), but reported taxable income of $30,000 for 2005. We increased our valuation allowance to 100% from 48%, which resulted in income tax expense of $225,000. In 2004, we increased our valuation allowance from 43% to 48%. The range of possible judgments relating to the valuation of our deferred tax asset is very wide. For example, we determined the weight of available evidence did not support a decision that a portion of our deferred tax assets will be realized, resulting in the income tax expense of $225,000. Alternatively, if we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have a substantial income tax benefit in our statement of operations.

Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets is realizable.

2005 Compared to 2004

Total product sales for 2005 were $454,000, a 2% decrease over 2004 sales of $465,000. Our major customers continue to be repeat purchasers. In 2005, our four largest customers accounted for 68% of our sales; the largest accounted for 27% of sales. In 2004, our four largest customers accounted for 62% of our sales; the largest accounted for 24% of sales.

Our gross profit margin of 85% remained consistently strong for 2005 compared to 83% for 2004. Changes in the product mix in sales has a significant effect on our overall gross profit percentage, but management expects our gross profit to remain in the 80% range.

Our SG&A expenses decreased to $500,000 in 2005 from $665,000 in 2004, primarily as a result of stock based compensation to officers and consultants. Cash expenses increased due to additional consulting, legal and accounting fees incurred as a result of the Company's issuing of common stock, and increased merger and acquisition activity. We have evaluated several acquisition opportunities for which we engaged consultants, legal counsel and accountants to evaluate the opportunities and advise us regarding the terms and conditions in potential contracts. We also incurred additional expenses (travel, lodging, etc.) to visit with selected targets and traveled more frequently to meet with the proposed candidates for acquisition.

For 2005 and 2004, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, each month the officers are awarded shares of common stock restricted by Rule 144. The number of shares awarded is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2005, the Company awarded 1,443,151 shares and recognized an expense of $92,000 for stock awarded under these agreements. For 2004, the Company awarded 971,533 shares and recognized an expense of $109,000 for stock awarded under these agreements. Both agreements have been extended through December 31, 2006.

In August 2005, the Company issued 1,000,000 shares of common stock registered under Form S-8 to financial consultants and charged an expense of $60,000 in 2005, which equaled the fair value of the stock on the date of the award. The Company also issued 500,000 shares of common stock registered under Form S-8 to its President and majority shareholder and charged an expense of $30,000 in 2005, which equaled the fair value of the stock on the date of the award.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We engaged a consultant to liquidate the collection. The consultant was issued 250,627 shares of common stock valued at $100,250, which was expensed. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company is currently exploring its options regarding whether to continue its liquidation of the Collection. In 2004, we issued the consultant an option to acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a charge to operations during 2004. In 2005, this option expired and we recorded a gain of $204,000. We received net proceeds of $5,000 and $37,000 from the sales of items from the collection in 2005 and 2004, respectively.

As a result of an agreement in May 2004 with two financial consultants advising us on corporate structure matters, the Company issued 343,137 shares of common stock to the consultants under the terms of the agreement and charged operations $17,157, the fair value of the stock issued.

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

In 2005, we increased the valuation allowance on our deferred tax asset to 100% from 48%, resulting in an income tax expense of $225,000 for 2005. This increase was based primarily on net operating losses realized in 2005 and 2004. Our deferred tax asset is based on our net operating loss carryforward. For 2004, we incurred a loss and an additional NOL. We increased our valuation allowance, resulting in no income tax expense or benefit or change in the deferred tax asset for 2004.

We recognized a net loss for 2005 of $(172,000) compared to a net loss of $(561,000) for 2004.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. We continue to be the exclusive distributor in North America of the CD products manufactured by Cyclolab Research Laboratories in Budapest, Hungary. We have a letter of intent to acquire a majority interest in Cyclolab in 2006.

In keeping with its commitment to use the internet as a major advertising and public relations outlet, we continue to maintain our web site. This asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

Forward-looking Statement

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to update publicly any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for Cyclodextrins; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; production and pricing levels of important raw materials; difficulties of delays in the development, production, testing and marketing of products; and product margins and customer product acceptance.

Item 7.  Financial Statements.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
Gainesville, Florida

We have audited the consolidated balance sheet of CTD Holdings, Inc. and subsidiary as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Baumann, Raymondo & Company, PA
Tampa, Florida
February 15, 2006

                               CTD HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2005

                                     ASSETS

                                                               December 31,2005
                                                               ----------------
CURRENT ASSETS
 Cash and cash equivalents                                         $     31,026
 Certificate of deposit                                                 131,381
 Accounts receivable                                                     36,402
 Inventory                                                               54,585
 Investment due from related party                                       25,000
                                                                   ------------
  Total current assets                                                  278,394
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             423,609
                                                                   ------------

OTHER ASSETS
 Intangibles, net                                                        11,872
 Sports memorabilia collection                                           50,402
                                                                   ------------
  Total other assets                                                     62,274
                                                                   ------------

TOTAL ASSETS                                                       $    764,277
                                                                   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                December 31,2005


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31, 2005
                                                              -----------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                             $     28,091
 Current portion of long-term debt                                        6,182
 Current portion of shareholder loan                                      3,467
                                                                   ------------
  Total current liabilities                                              37,740
                                                                   ------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                   148,745
                                                                   ------------

STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share, 100,000,000
  shares authorized; 13,899,669 shares issued
  and outstanding                                                         1,390
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized;
  Series A, 1 share issued and outstanding                                    -
 Additional paid-in capital                                           2,797,298
 Accumulated deficit                                                 (2,220,896)
                                                                   ------------
  Total stockholders' equity                                            577,792

                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    764,277
                                                                   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2004 and 2005

                                           2005                            2004
                                     ----------                      ----------


PRODUCT SALES                        $  454,360                      $  464,692

COST OF PRODUCTS SOLD                    66,657                          78,827
                                     ----------                      ----------
GROSS PROFIT                            387,703                         385,865
                                     ----------                      ----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                  500,316                         664,779
                                     ----------                      ----------
SPORTS MEMORABILIA COLLECTION
  Gain on sales                           2,902                          25,332
  Other income (expenses)               161,470                        (307,720)
                                     ----------                      ----------
                                        164,372                        (282,388)
                                     ----------                      ----------

OTHER INCOME (EXPENSE)
  Investment and other income            14,736                          14,688
  Interest expense                      (13,956)                        (12,027)
  Loss on disposal of equipment               -                          (2,852)
                                     ----------                      ----------
   Total other income (expense)             780                            (191)
                                     ----------                      ----------
NET INCOME (LOSS) BEFORE INCOME
 TAXES                                   52,539                        (561,493)

Income Taxes Benefit (Expense)         (225,000)                              -
                                     ----------                      ----------

NET INCOME (LOSS)                    $ (172,461)                     $ (561,493)
                                     ==========                      ==========

NET INCOME (LOSS) PER COMMON
 SHARE                               $     (.01)                     $     (.08)
                                     ----------                      ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           12,017,790                       7,232,194
                                     ==========                      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CTD HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                 COMMON STOCK        PREFERRED STOCK
                             -------------------- --------------------
                                SHARES      PAR    SHARES    PAR    ADDITIONAL   ACCUMULATED      TOTAL
                                           VALUE            VALUE    PAID-IN       DEFICIT     STOCKHOLDERS'
                                                                     CAPITAL                      EQUITY

                             ------------ ------- -------- ------- ------------ -------------  -------------
Balance
December 31,2003                5,791,220 $   580        - $     - $  2,029,398 $  (1,486,942) $     543,036

Shares issued for service         100,000      10        -       -       39,990             -         40,000

Shares issued for
acquisition of baseball
memorabilia collection          1,029,412     103        -       -      105,897             -        106,000

Shares listed in
conjunction with
liquidation agreement of
baseball memorabilia
collection                        250,627      25        -       -      100,225             -        100,250

Fair value of stock option
issued in conjunction with
liquidation agreement of
baseball memorabilia
collection                              -       -        -       -        4,000             -          4,000

Exchange of common shares
for preferred share           (1,029,412)    (103)       1       -          103             -              -

Shares issued for services        343,137      34        -       -       17,122             -         17,156

Sale of stock                   3,500,000     350        -       -        3,150             -          3,500

Expense related to stock
sold below fair value                   -       -        -       -      206,500             -        206,500

Shares issued under
employment agreements             971,533      97        -       -      108,903             -        109,000

Net Loss                                -       -        -       -            -      (561,493)      (561,493)
                             ------------ ------- -------- ------- ------------ -------------  -------------
Balance
December 31,2004               10,956,517   1,096        1       -    2,615,288    (2,048,435)       567,949

Shares issued under
employment agreements           1,943,152     194        -       -      122,110             -        122,304

Shares issued for services      1,000,000     100        -       -       59,900             -         60,000

Net Loss                                -       -        -       -            -      (172,461)      (172,461)
                             ------------ ------- -------- ------- ------------ -------------  -------------
Balance
December 31, 2005              13,899,669 $ 1,390        1 $     - $  2,797,298 $  (2,220,896) $     577,792
                             ============ ======= ======== ======= ============ =============  =============

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           December 31, 2004 and 2005

                                                             2005          2004
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (172,461)   $ (561,493)
                                                       ----------    ----------
Adjustments to reconcile  net income to
    net cash provided by (used in) operating
    activities:
  Depreciation and amortization                            35,011        27,762
  Gain on sale of sports memorabilia collection            (2,902)      (25,332)
  Loss on disposal of equipment                                 -         2,852
  Deferred income taxes                                   225,000             -
  Fair value adjustment-sports memorabilia coll.           42,000             -
  Stock issued for services                                60,000       363,906
  Expiration of call option-sports memorabilia coll.     (203,470)            -
  Stock compensation to employees                         122,304       109,000
  Call option-sports memorabilia collection                     -       203,470
  Fair value of stock options issued                            -         4,000
  Increase or decrease in:
    Accounts receivable                                    22,620        75,000
    Inventory                                              (3,586)       28,184
    Accounts payable and accrued expenses                   4,251       (21,951)
                                                       ----------    ----------
        Total adjustments                                 301,228       766,891
                                                       ----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       128,767       205,398
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of sports memorabilia coll.            4,545        37,287
  Purchase of property and equipment                      (22,576)      (80,882)
  Purchase of certificate of deposit                      (91,048)      (40,333)
  Loan costs incurred                                      (3,872)            -
  Investment with related party                           (25,000)            -
                                                       ----------    ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                    (137,951)      (83,928)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                               (6,114)       (9,903)
  Proceeds from sale of stock                                   -         3,500
  Payments on loan payable to stockholder                 (50,131)      (26,369)
  Loan to Shareholder                                           -        (3,500)
  Received from shareholder                                 2,084         1,416
                                                       ----------    ----------
NET CASH USED IN FOR FINANCING ACTIVITIES                 (54,161)      (34,856)
                                                       ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     (63,345)       86,614

CASH AND CASH EQUIVALENTS, beginning of period             94,371         7,757
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, end of period               $   31,026    $   94,371
                                                       ==========    ==========

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           December 31, 2004 and 2005

                                                     --------------------------
                                                             2005          2004
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $     13,686  $      8,996
                                                     ============  ============
Cash paid for income taxes                           $          -  $          -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

Stock issued in acquisition of sports
 memorabilia collection                              $          -  $    106,000
                                                     ============  ============

Common stock issued in connection with
 liquidation of sports memorabilia collection        $          -  $    100,250
                                                     ============  ============

Common stock issued for services                     $    182,304  $    472,906
                                                     ============  ============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     (f) INVENTORY - Inventory consists of cyclodextrin products and chemical complexes purchased for resale. Inventory is recorded at the lower of cost (first-in, first-out) or market.

     (g) INTANGIBLES - Intangible assets consist of loan costs and other intangibles recorded at cost. Intangibles are amortized using the straight-line method over their respective estimated useful lives.

     (h) SPORTS MEMORABILIA COLLECTION - The sports memorabilia collection (Collection) was acquired from the Company's President and majority shareholder in 2004 in exchange for common stock of the Company (see Note 10). The
Collection consists principally of baseball cards, but also includes a variety of other collectible sport memorabilia. The Collection was recorded at the cost basis of the President and majority shareholder, which was less than the estimated fair value. The Company records gains as the Collection is sold and cash is received, net of expenses. The cost of the Collection is expensed at 26.5% of gross proceeds from the sale of the Collection. The 26.5% cost allocation is based on the recorded cost of the Collection divided by the estimated fair value of the Collection. The Company periodically reviews the fair value of the Collection for impairment. At December 31, 2005, management determined the Collection was impaired based on its difficulty in finding a buyer and recorded an impairment charge of $42,000. Management believes the Company will be able to realize at least $50,000 from the sale of the collection after selling expenses.

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

     (l) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 2), the monthly stock award is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

     (m) RECLASSIFICATIONS - Certain amounts in the 2004 financial statements have been reclassified for comparative purposes to conform to the 2005 presentation.

     (n) NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year-end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

     (o) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2)  COMMITMENTS AND CONTINGENCIES

In August 2005, the Company issued 1,000,000 shares of common stock registered under Form S-8 to financial consultants and charged an expense in 2005 for $60,000, which equaled the fair value of the stock on the date of the award. The Company also issued 500,000 shares of common stock registered under Form S-8 to its President and majority shareholder and charged expense in 2005 for $30,000, which equaled the fair value of the stock on the date of the award.

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2005, the Company awarded 1,943,152 shares and recognized an expense of $122,304 for stock awarded under these agreements. For 2004, the Company awarded 971,533 shares and recognized an expense of $109,000 for stock awarded under these agreements. Both agreements have been extended through December 31, 2006.

In December 2004, the Company issued 3,500,000 shares of its common stock for $3,500 to a financial consultant. The Company recognized an expense of $206,500, which is the difference between the amount paid and the fair value of the stock issued based on the trading price on the date of the stock purchase. The Company had agreed to register the stock. The Company had agreed to issue an additional 175,000 shares of common stock for each month or part thereof until the registration statement is filed or becomes effective. The Company believes the financial consultant breached the conditions of the sale, which restricted the financial consultant's sale of the stock. Management believes it is no longer subject to the terms of the agreement and does not intend to file the registration statement and also believes the penalty provisions of the agreement are no longer effective.

The Company entered into an agreement with two financial consultants in May 2004. Upon amending the Articles of Incorporation for Series A Preferred Stock as described in Note 11, the Company issued 343,137 shares of common stock registered under Form S-8 to the consultants under terms of the agreement and charged expense for $17,156 the fair value of the stock on the measurement date.

In March 2004, the Company entered into a one-year agreement with a consultant regarding the potential use of cyclodextrins in building construction and specialized concrete formulations and issued 100,000 shares of stock valued at $40,000 at the date of issuance, which the Company expensed in the first quarter of 2004. The stock was registered using Form S-8.

The consultant is related to the president and majority shareholder of the Company.

In 2004, the Company entered into an agreement with a consultant regarding capital raising and strategic options. The agreement was terminated January 2005. The Company paid the consultant $39,500, which was expensed. The Company was required to pay the consultant 7.5% of any capital raised and 5% of any other capital transaction resulting within two years of the introduction by the consultant. No amounts are due or have been paid under this agreement as of December 31, 2005; and the Company does not expect to make any additional payments under this agreement.

Rent expense under all operating leases was $4,000 for 2005 and 2004, respectively.

(3)  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 consists of:

            Land                                        $    80,000
            Buildings and improvements                      351,483
            Machinery and equipment                          79,307
            Office furniture and equipment                   54,980
                                                        -----------
                                                            565,770
            Less: accumulated depreciation                  142,689
                                                        -----------
                                                            423,081
            Construction in progress                            528
                                                        -----------
            Property and equipment, net                 $   423,609
                                                        ===========

The carrying value of remaining idle long-lived assets related to a former mushroom farming operation was approximately $ 100,000 at December 31, 2005.

(4)  CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

            (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, the demand and certificate deposit bank balance was $165,000. The Company has no policy of requiring collateral or other security to support its deposits.

            (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States. Three customers accounted for 76% of the accounts receivable balance at December 31, 2005. The Company has no policy requiring collateral or other security to support its accounts receivable.

            (c) INVESTMENT WITH RELATED PARTY- The Company has an agreement for investment services with a nonprofit organization. The Company's president is also the president of the nonprofit organization. The funds are invested by the nonprofit in a money market account. The Company earns a proportional share of the interest earned in the account. The Company has no policy of requiring collateral or other security to support this amount.

(5)  MAJOR CUSTOMERS AND SUPPLIERS:

In 2005, three major customers accounted for approximately 58% of total sales. In 2004, four major customers accounted for 62% of total sales.

Purchases from three major suppliers in 2005 represented approximately 98% of total costs of products sold. Purchases from two major suppliers in 2004 represented approximately 80% of total costs of products sold.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(6)  LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2005:

          Mortgage note payable to bank, payments of
          $1,166 due monthly including principal and
          interest at 7.25%,collateralized by land
          and buildings with a cost of $210,000                  $  147,196

          Note  payable to  financing  company,  payments
          of $288 due  monthly, including  principal and
          interest, at 6%,  collateralized  by vehicle with
          a cost of $14,881                                           7,731
                                                                 ----------

          Total long-term debt                                      154,927
          Less current portion                                       (6,182)
                                                                 ----------
          Long-term debt, less current portion                   $  148,745
                                                                 ==========

Maturities on long-term debt as of December 31, 2005 over the next five years and thereafter are as follows:

          Year ending
          December 31,                                               Amount
          -----------                                           -----------

                 2006                                                 6,182
                 2007                                                 6,932
                 2008                                                 5,362
                 2009                                                 4,238
                 2010                                                 4,556
                 2011 and thereafter                                127,657
                                                                 ----------
                                                                 $  154,927
                                                                 ==========

(7)  RELATED PARTY TRANSACTIONS:

The President (and formerly the controlling stockholder) had previously provided loans to the Company. The Company owes the stockholder $3,467 at December 31, 2005. The loan is unsecured and interest accrues at 4.17%. Interest expense related to the loan totaled $1,301 and $3,031 for the years ended December 31, 2005 and 2004, respectively. The outstanding amount is due on demand.

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

(9)  INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of net operating loss carryforwards and accelerated depreciation methods for income tax purposes.

The  Company  has  available  at  December  31,  2005,   unused  operating  loss
carryforwards totaling approximately $ 1,578,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

          Year ending
          December 31,                                               Amount
          -----------                                            ----------

                 2009                                            $  760,000
                 2010                                               195,000
                 2017                                               206,000
                 2020                                               280,000
                 2021                                                71,000
                 2024                                                66,000
                                                                 ----------
                Total                                            $1,578,000
                                                                 ==========

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $400,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

In 2002, Management determined that a 100% valuation allowance was appropriate. For 2003 and 2002, the Company realized net income and utilized approximately $240,000 of its net operating loss carryforward to offset its current income tax liabilities. In 2003, Management determined that a reduction in the valuation allowance to 43% from 100% of the future tax benefit was appropriate, which resulted in the recognition of a $225,000 deferred tax asset and a income tax benefit. In 2004, Management increased its valuation allowance percentage to 48% resulting in no income tax expense or benefit or change in its deferred tax asset. At December 31, 2005, Management increased the valuation allowance to 100% due primarily to net losses realized for 2004 and 2005. This resulted in income tax expense of $225,000 for 2005.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the company's estimated deferred tax asset will change in the near term and be material to the financial statements.

                                                      2005               2004
                                                ----------         ----------

Current income tax benefit (expense)            $   (7,000)        $   30,000
Tax benefit (expense) of temporary
  differences                                      (14,000)           (13,000)
Tax benefit of operating loss carryforwards          7,000                  -
Decrease (increase) in valuation allowance        (211,000)           (17,000)
                                                ----------         ----------
Total net tax benefit (expense)                 $ (225,000)        $        -
                                                ==========         ==========

(10)  ACQUISITION OF SPORTS MEMORABILIA COLLECTION

Since the acquisition of the Collection was from the Company's President and controlling shareholder, the Company recorded the Collection at $106,000, which is the acquisition cost basis of the President and controlling shareholder.

The Company recorded sales and related expenses of the Collection as gains or losses from operations as Collection pieces are sold.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with an unrelated consultant to liquidate the Collection on a "best efforts" basis. The Company issued the consultant 250,627 shares of common stock registered on Form S-8 valued at $100,250 on the date the contract was executed.

The Company expensed the $100,250 in 2004. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company is currently exploring its options to continue its liquidation of the Collection.

The consultant had an option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year. The fair value calculated resulting from the issuance of this option was determined to be $203,470 at December 31, 2004, which was recorded as a liability and charged to operations. The Company recalculated the fair value of the option at the end of each reporting period and recognized any change as through operations and adjust its liability accordingly. The option expired in March 2005, and the Company recorded the expiration of the option liability as a $203,470 gain in 2005.

The consultant was issued an option to acquire 100,000 shares of the Company's stock at $.50/share during the one-year term of the agreement. The Company follows SFAS 123 in accounting for stock options issued to nonemployees. The fair value of each option granted is estimated using the Black-Scholes stock option pricing model. The following assumptions were made in estimating fair value: risk-free interest rate of 3.5%; no dividend yield; expected life of one year; standard deviation of historical stock return 44.03%. The fair value calculated resulting from the issuance of this option was determined to be $4,000, which was expensed in 2004. This option expired in March 2005.

The Company recorded net receipts of approximately $5,000 and $37,000 from sales of the collection in 2005 and 2004 respectively.

(11)  CORPORATE CHANGES

In 2004, the Company amended its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares thus creating the series of Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the common stock on all matters submitted to a vote of Company holders of common stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of CTD Holding on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by holders of common stock. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004, the Company issued one share of the Series A Preferred Stock to its majority shareholder in exchange for 1,029,412 shares of common stock held by the majority shareholder, which were surrendered to the company and cancelled. Effective August 11, 2005, the outstanding share of the Company's Series A Preferred Stock was acquired by Eline Entertainment Group, Inc.

(12)  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2005, Management determined the valuation allowance on its deferred tax asset resulting from net operating loss carryfowards to be higher than previously recorded due to net operating losses incurred in 2004 and 2005. Management increased the valuation allowance from 43% to 100% resulting in an income tax expense of $225,000 in the fourth quarter of 2005.

Also in the fourth quarter of 2005, Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $42,000 in the fourth quarter of 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 19, 2005, the Company engaged Baumann, Raymondo & Company, P.A. as its independent auditors for the year ending December 31, 2005, to replace the firm of James Moore & Co., P.L. which was dismissed as its auditors effective July 19, 2005. The decision to change auditors was approved by the Company's Board of Directors.

The reports of James Moore & Co. on the financial statements of the Company for the years ended December 31, 2003, and December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with James Moore & Co., P.L., which disagreements, if not resolved to the satisfaction of James Moore & Co., P.L., would have caused it to make reference to the subject matter of the disagreement in the report, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures in connection with the audits of the Company's consolidated financial statements for the two-year period ended December 31, 2004, or with regard to the Company's most recent 10-QSB filed May 13, 2005.


Item 8A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. Although the Company's existing disclosure controls and procedures are adequate, the Company's management acknowledges a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(b) Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC's Advisory Committee on Smaller Public Companies (the "Advisory Committee") and the Committee of Sponsoring Organizations' task force entitled Implementing the COSO Control Framework in Smaller Businesses (the "Task Force"). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company. For the same reason, the Company's registered accounting firm has not issued an "attestation report" on the Company management's assessment of internal controls. Although the Company's existing disclosure controls and procedures are adequate, the
Company's management acknowledges a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

(c) Changes in internal controls.

After evaluation by the Company's management, the Company's management has determined there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.


Item 8B.  Other Information.

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

George L. Fails, Operations Manager CTD, Inc. since 2000. Mr. Fails currently serves as Operations Manager for CTD, Inc. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator Officer with the US Marshall's Service. From 1965 until his retirement in 1986, Mr. Fails served with the US Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his BA from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal police Academy in Little Rock, Arkansas.

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

Audit Committee Financial Expert

No one on our Board of Directors can be deemed to be an audit committee financial expert. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within our executive management, which is comprised of two persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to Investor Relations Department, c/o CTD Holdings, Inc., 27317 N.W. 78th Avenue, High Springs, Florida 32643.

Item 10. Executive Compensation.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-term compensation
                                                                          ........................................................
                                         Annual compensation                         Awards               Payouts
                                 --------------------------------------   ----------------------------    ---------
                                                                                         Securities
                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)          ($)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============

C.E. Rick Strattan       2005    $ 36,000  $ 30,000 (5)     -0-       $ 76,290.00 (1)        -0-          -0-          -0-
President, CEO           2004    $ 36,000        -0-        -0-       $ 90,833.33 (2)        -0-          -0-          -0-
Chairman                 2003    $ 36,000  $ 50,000 (6)     -0-                -0-           -0-          -0-          -0-


George L. Fails          2005    $ 16,478        -0-        -0-       $ 15,384.00 (3)        -0-          -0-          -0-
Operations Manager       2004    $ 22,800        -0-        -0-       $ 18,166.67 (4)        -0-          -0-          -0-
                         2003    $ 20,836        -0-        -0-                -0-           -0-          -0-          -0-

   (1) Reflects grant of 1,202,626 shares
   (2) Reflects grant of 809,611 shares
   (3) Reflects grant of 240,525 shares
   (4) Reflects grant of 161,922 shares
   (5) Reflects grant of 500,000 shares
   (6) Reflects grant of 1,000,000 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and $5,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2006.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly, plus $1,000 per month in restricted common shares of the Company, based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. This contract was extended through December 31, 2006.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   3,448,237 (1)          24.43%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................     442,447 (2)           3.14%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

Aspatuck Holdings, Inc. ....................   2,750,000              19.49%

All Officers and Directors as a group ......   3,890,684              27.57%

   (1) Includes 1,202,626 common shares issued pursuant to Employment Agreement.
   (2) Includes 240,525 common shares issued pursuant to Employment Agreement.

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

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the stockholder $3,467 at December 31, 2005. The loan is unsecured and interest accrues at 5%. Interest expense related to the loan totaled $1,301 and $3,031 for the years ended December 31, 2005 and 2004, respectively.

Item 13.  Exhibits.

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

    (28)  Additional Exhibits                                               None

    (29)  Information from reports furnished to state insurance
           regulatory authorities                                           None

    (31)  Certificate of Chief Executive Officer
           and Chief Financial Officer****

    (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

(b) Reports on Form 8-K:

        Filed July 20, 2005: Item 4.01

        Filed August 16, 2005: Item 1.01, Item 5.01

        Filed September 22, 2005: Item 1.01, Item 8.01

        Filed September 22, 2005: Item 1.01


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

   ****  Filed herewith.

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.


Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $6,000.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, James Moore & Co., P.L. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $37,155.

Audit-Related Fees

No fees were billed during the last fiscal year for any assurance and related services by Baumann, Raymondo & Company that are not reported under the caption "Audit Fees". The nature of the services comprising the fees disclosed under this category was for accounting assistance with merger and acquisition activities.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by James Moore & Co., P.L. that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption "Audit Fees" was $1,695. The nature of the services comprising the fees disclosed under this category was for accounting assistance with merger and acquisition activities.

Tax Fees

No fees were billed during the last fiscal year for professional services rendered by Baumann, Raymondo & Company for tax compliance, tax advice, or tax planning.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by James Moore & Co., P.L. for tax compliance, tax advice, and tax planning was $3,610.

All Other Fees

No other fees were billed during the last fiscal year for professional services provided by Baumann, Raymondo & Company.

The aggregate fees billed in each of the last two fiscal years for products and services provided by James Moore & Co., P.L., other than the services reported above were $356 in paragraphs (e)(1) through (e)(3) of this section. The nature of the services comprising the fees disclosed under this category was software training and assistance with payroll tax reporting.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CTD. HOLDINGS, INC.


                                            By:  /s/ C.E. RICK STRATTAN
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                            Date: March 30, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:  /s/ C.E. RICK STRATTAN
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                            Date: March 30, 2006

                                            By:  /s/ GEORGE L. FAILS
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                            Date: March 30, 2006