Form 10QSB
period 2006-03-31
CTD HOLDINGS INC
filed 2006-05-15
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2006.

____ Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

                         Commission file number: 0-24930

                               CTD HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x)Yes (_) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (_)Yes (x)No

As of May 9, 2006, the Company had outstanding 14,112,616 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

PART I.  Financial Information

Item 1.  Financial Statements.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                     ASSETS

                                                               March 31, 2006
CURRENT ASSETS
 Cash and cash equivalents                                     $       36,891
 Certificate of deposit                                                10,353
 Accounts receivable                                                   64,774
 Inventory                                                             97,511
 Investment due from related party                                    147,172
 Loan to officer                                                        6,912
                                                               --------------
   Total current assets                                               363,613
                                                               --------------

PROPERTY AND EQUIPMENT, NET                                           419,655
                                                               --------------
OTHER

 Intangibles, net                                                      11,572
 Sports memorabilia collection                                         50,402
                                                               --------------
   Total other assets                                                  61,974
                                                               --------------
TOTAL ASSETS                                                   $      845,242
                                                               ==============


                                   (Continued)

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               March 31, 2006
CURRENT LIABILITIES
 Accounts payable and accrued expenses                         $      112,635
 Current portion of long-term debt                                      6,182
                                                               --------------
   Total current liabilities                                          118,817
                                                               --------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 146,933
                                                               --------------

STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value
  $.0001 per share, 100,000,000 shares
  authorized, 14,256,810 shares
  issued and outstanding                                                1,426
 Class B non-voting common stock, par value $.0001
  per share, 10,000,000 shares authorized, 0 shares
  issued and outstanding                                                    -
 Additional paid-in capital                                         2,819,007
 Accumulated deficit                                               (2,240,941)
                                                               --------------
   Total stockholders' equity                                         579,492
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      845,242
                                                               ==============


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------
PRODUCT SALES                                        $    166,810  $    118,544

COST OF PRODUCTS SOLD                                      40,217        17,474
                                                     ------------  ------------
GROSS PROFIT                                              126,593       101,070

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               98,666       105,415
ACQUISITION COSTS                                          49,662             -
                                                     ------------  ------------
                                                          148,328       105,415
                                                     ------------  ------------
SPORTS MEMORABILIA COLLECTION
 Gain on sales                                                  -         2,902
 Other income                                                   -       203,470
                                                     ------------  ------------
                                                                -       206,372
                                                     ------------  ------------
OTHER INCOME (EXPENSE)
 Investment and other income                                3,582         1,318
 Interest expense                                          (1,892)       (2,870)
                                                     ------------  ------------
   Total other (expense)                                    1,690        (1,552)
                                                     ------------  ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                     (20,045)      200,475

INCOME TAXES                                                    -             -
                                                     ------------  ------------
NET INCOME (LOSS)                                         (20,045)      200,475
                                                     ============  ============
NET INCOME (LOSS) PER COMMON SHARE                           (.00)          .02
                                                     ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    14,072,286    11,144,017
                                                     ============  ============


                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $    (20,045) $    200,475
                                                     ------------  ------------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                            6,580         7,855

   Gain on sales of sports memorabilia collection               -        (2,902)
   Stock issued to employees                               21,745        20,030
   Gain on expiration of option - sports memorabilia
    Collection                                                  -      (203,470)
   Increase or decrease in:
    Accounts receivable                                   (28,372)       41,504
    Inventory                                             (42,926)      (16,069)
    Accounts payable and accrued expenses                  84,544         7,618
    Customer deposits                                           -        38,285
                                                     ------------  ------------
      Total adjustments                                    41,571      (107,149)
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                            21,526        93,326
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements           (2,326)      (15,257)
 Redemption of certificate of deposit                     121,028             -
 Purchase of certificate of deposit                             -          (270)
 Investment with related party                           (122,172)            -
                                                     ------------  ------------
   NET CASH USED FOR INVESTING ACTIVITIES                  (3,470)      (15,527)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                  (1,812)       (1,544)
 Payment on stockholder loan                               (3,467)      (14,511)
 Loan to shareholder                                       (6,912)            -
 Received from shareholder                                      -           583
                                                     ------------  ------------
   NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                  (12,191)      (15,472)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,865        62,327

CASH AND CASH EQUIVALENTS, beginning of period             31,026        94,371
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     36,891  $    156,698
                                                     ============  ============


                                   (Continued)

                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                   (Concluded)




                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006          2005
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest           $      5,359  $      2,870
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued for services                   $     21,745  $     20,030
                                                     ============  ============



                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

                                   (Unaudited)

The information presented herein as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, is unaudited.

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

Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

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

(3) INCOME TAXES

For 2006, no income tax expense or benefit was reported for the three month period ended March 31, 2006 due to its net loss for the period. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2005, no income tax expense was reported for the three month period ended March 31, 2005 due to its realizing a tax loss for the period and its previous recognition of the benefit of its net operating loss carryforward. The gain recognized by the Company on the expiration of the call option on the Sports Memorabilia Collection is not taxable for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

(4) CONCENTRATIONS

Sales to three major customers, which included one new customer, were 66% of total sales for the three months ended March 31, 2006. Sales to four major customers were 80% of total sales for the three months ended March 31, 2005.

Substantially all 2006 and 2005 inventory purchases were from two vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2006 and 2005, the Company awarded 357,142 and 337,500 shares, respectively, and recognized an expense of $21,745 and $23,000 respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements were extended until December 31, 2006.

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

(6) ACQUISITION OF SPORTS MEMORABILIA COLLECTION

In April, 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from its President and major shareholder. The Company recorded the Collection at $106,000, which is the acquisition cost basis of the President and controlling shareholder.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection, which expired in March 2005. The Company is currently exploring its options to continue its liquidation of the Collection. Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $42,000 in the fourth quarter of 2005.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD," or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

Liquidity and Capital Resources

Our cash and short-term investments increased to $195,000 as of March 31, 2006 compared to $187,000 as of December 31, 2005. This increase was primarily due to cash flow from operations.

As of March 31, 2006, our working capital was $245,000 compared to $241,000 at December 31, 2005. This increase was primarily due to cash flow from operations.

Our cash flow from operations was $22,000 compared to $93,000 a year ago. This decrease was due primarily to $50,000 in expenses directly related to our acquisition of CycloLab.

We believe our working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy, which includes raising $1,650,000 in the next three months. We believe we can fund the initial costs of raising capital and implement our acquisition strategy from existing working capital. We have signed a letter of intent to acquire at least 51% of CycloLab Research and Development, Ltd. (CycloLab) located in Budapest, Hungary, for cash. We expect to buy 100% of CycloLab for $1,500,000 during 2006. We are negotiating employment contracts with key members of management of CycloLab, which include stock options for up to 25,000,000 shares of CTD stock that vest over five years.

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We are working hard to increase revenues to balance these new expenses, but cannot be sure that such effort will be enough in the short term to sustain profitable financial performance. Our recurring SG&A expenses for 2006, as a percentage of sales, have decreased from 2005.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and in 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

We have no off-balance sheet arrangements at March 31, 2006.

Results of Operations

Total product sales for the first quarter 2006 were $167,000 compared to $119,000 in the first quarter of 2005. Our major customers continue to be repeat purchasers. In 2006, three of our major customers, which include one new customer, accounted for 66% of our sales. In 2005, three of our major customers accounted for 69% of our sales.

Our gross profit margin decreased to 76% for the first quarter of 2006 compared to 85% for the year ended December 31, 2005. Changes in the product mix in sales has a significant effect on our overall gross profit percentage. Since we have signed the letter of intent to acquire CycloLab, we are now buying most of our products from CycloLab. This has resulted in increased product costs and lower gross margins than we have experienced historically for many products. We expect our gross margin to decrease to the 50-60% range until our acquisition of CycloLab is complete. We believe our gross margin will increase somewhat after the acquisition is complete and CTD and CycloLab are consolidated.

Our SG&A expenses increased to $148,000 for the three months ended March 31, 2006 from $105,000 for the three months ended March 31, 2005. This increase is due to $50,000 in direct acquisition costs incurred in 2006 related to the acquisition of CycloLab that were not incurred in 2005.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We also engaged a consultant to liquidate the collection. This agreement expired in March 2005. For the three months ended March 31, 2005, we recognized a gain on sale of Collection items of $3,000 and recognized a $200,000 gain on the expiration of a call option liability previously issued to the consultant. We are currently exploring our options to continue to liquidate the Collection, but there are no assurances we will be able to successfully or profitably do so. In the fourth quarter of 2005, Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $42,000.

We expect significant increases in future legal and accounting fees as the result of implementing our planned merger and acquisition strategy.

We recognized a net loss of ($20,000) for the three months ended March 31, 2006 compared to a net income of $200,000 for the three months ended March 31, 2005.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CD's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. We continue to be the exclusive distributor in North America of the CD products manufactured by Cyclolab Research Laboratories in Budapest, Hungary, and we are in the process of acquiring a controlling ownership interest in CycloLab during 2006.

In keeping with its commitment to use the internet as a major advertising and public relations outlet, the Company intends to apply greater human resources to the updating and maintaining of its web site. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

Forward-looking Statements

All statements other than statements of historical fact in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. The Company assumes no obligation to publicly update any forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the following: demand for Cyclodextrins; changes in governmental laws and regulations surrounding various matters, such as labeling disclosures; delays in the development, production, testing and marketing of products; product margins and customer product acceptance.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The Company's management, recognizes its responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. Although the Company's existing disclosure controls and procedures are adequate, the Company's management acknowledges a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     (2)  Financial Statements                                             F-1

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

          (10.2) Lease Agreement dated July 7, 1994.                        **

          (10.3) Consulting  Agreement  dated July 29, 1994 between
                 the Company and Yellen Associates.                          *

          (10.4) License  Agreement  dated December 20, 1994 between
                 the Company and Herbe Wirkstoffe GmbH.                      *

          (10.5) Joint Venture  Agreement  between the Company and
                 Ocumed,  Inc. dated May 1, 1995,  incorporated  by
                 reference  to the  Company's Form 10-QSB for the
                 quarter ended June 30, 1995.                               **

          (10.6) Extension of Agreement between the Company and
                 Herbe Wirkstoffe GmbH.                                    ***

          (10.7) Lease Extension                                             +

          (10.8) Loan Agreement with John Lindsay                            +

          (10.9) Small Potatoes Contract                                     +

         (10.10) Employment  Agreement  with C.E.  Rick Strattan
                 dated May 30, 2001                                         ++

         (10.11) Employment  Agreement of C.E. Rick Strattan
                 dated October 14, 2003                                    +++

         (10.12) Employment  Agreement  of George L. Fails
                 dated  October 14, 2003                                  ****

         (10.13) Addendum to Share Exchange Agreement with Eline
                 Entertainment Group                                      ++++

         (10.14) Share Exchange Agreement with Eline Entertainment
                 Groups                                                  +++++

     (11) Statement re: Computation of Per Share Earnings Note 1(k) to Financial Statements

     (15) Letter on Unaudited Interim Financial Information               ****

     (19) Reports Furnished to Security Holders                           None

     (20) Other documents or statements to security holders or
          any document incorporated by reference                          None

     (22) Published  Report re:  Matters  Submitted to Vote of
          Security  Holders                                               None

     (23) Consents of Experts and Counsel                                 None

     (24) Power of Attorney                                               None

     (31) Certificate of Chief Executive Officer and Chief
          Financial Officer                                               ****

     (32) Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                     ****

     (99) Additional Exhibits                                             None


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

**** Filed herewith.

+ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

+++  Incorporated by reference to Form S-8 filed December 1, 2003.

++++ Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 2005.

+++++Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

(b) Reports on Form 8-K.

NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CTD HOLDINGS, INC.



Date:  May 15, 2006                          /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan, President
                                             Chief Executive Officer,
                                             Chief Operating Officer and
                                             Chief Financial Officer