Form 10QSB
period 2006-06-30
CTD HOLDINGS INC
filed 2006-08-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2006.

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

As of August 8, 2006, the Company had outstanding 14,112,616 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

PART I.  Financial Information

Item 1.  Financial Statements.

PART I:  Financial Information

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                June 30, 2006
                                                                -------------
CURRENT ASSETS
  Cash and cash equivalents                                      $     37,028
  Accounts receivable                                                  74,637
  Inventory                                                            96,633
  Investment due from related party                                    78,323
                                                                -------------
    Total current assets                                              286,621
                                                                -------------

PROPERTY AND EQUIPMENT, NET                                           422,494
                                                                -------------
OTHER ASSETS

  Loan to officer                                                      12,450
  Intangibles, net                                                     11,167
  Sports memorabilia collection                                        50,402
                                                                -------------
    Total other assets                                                 74,019
                                                                -------------
TOTAL ASSETS                                                    $     783,134
                                                                =============

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30, 2006
                                                                -------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $     47,892
  Current portion of long-term debt                                     6,182
                                                                -------------
    Total current liabilities                                          54,074
                                                                -------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                145,318
                                                                -------------

STOCKHOLDERS' EQUITY
  Class A common stock, par value $.0001 per share,
   100,000,000 shares authorized, 14,719,310 shares
   issued and outstanding                                               1,472
  Class B non-voting common stock, par value $.0001
   per share, 10,000,000 shares authorized, 0 shares
   issued and outstanding                                                   -
  Additional paid-in capital                                        2,842,323
  Accumulated deficit                                              (2,260,053)
                                                                -------------
    Total stockholders' equity                                        583,742
                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     783,134
                                                                =============

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                              ----------------------  ----------------------
                                 2006        2005        2006        2005
                              ----------  ----------  ----------  ----------

PRODUCT SALES                 $  127,446  $  135,656  $  294,256  $  254,200

COST OF PRODUCTS SOLD             37,953      11,994      78,170      29,468
                              ----------  ----------  ----------  ----------
GROSS PROFIT                      89,493     123,662     216,086     224,732

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES         102,604     104,610     201,270     210,025
                              ----------  ----------  ----------  ----------
ACQUISITION COSTS                  6,362           -      56,024           -
                              ----------  ----------  ----------  ----------
                                 108,966     104,610     257,294     210,025
                              ----------  ----------  ----------  ----------
SPORTS MEMORABILIA COLLECTION
  Gain on sales                        -           -           -       2,902
  Other income                         -           -           -     203,470
                              ----------  ----------  ----------  ----------
                                       -           -           -     206,372
                              ----------  ----------  ----------  ----------

OTHER INCOME (EXPENSE)
  Investment and other income      3,094       6,541       6,676       7,859
  Interest expense                (2,733)     (4,075)     (4,625)     (6,945)
                              ----------  ----------  ----------  ----------

    Total other income
     (expense)                       361       2,466       2,051         914
                              ----------  ----------  ----------  ----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                    (19,112)     21,518     (39,157)    221,993

  Income Taxes                         -           -           -           -
                              ----------  ----------  ----------  ----------
NET INCOME (LOSS)             $  (19,112) $   21,518  $  (39,157) $  221,993
                              ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE
  Net income per share        $     (.00) $      .00  $     (.00) $      .02
                              ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    14,467,227  11,454,731  14,269,757  11,346,100
                              ==========  ==========  ==========  ==========

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         2006        2005
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  (39,157) $  221,993
                                                      ----------  ----------
  Adjustments to reconcile net income
   to net cash provided by operating activities:

    Depreciation and amortization                         13,325      15,900
    Gain on sales of sports memorabilia collection             -      (2,902)
    Stock awarded to employees                            45,107      47,000
    Gain on expiration of option - sports
     memorabilia collection                                    -    (203,470)
  Increase or decrease in:
    Accounts receivable                                  (38,235)     19,516
    Inventory                                            (42,048)     (5,636)
    Accounts payable and accrued expenses                 19,801      (9,869)
                                                      ----------  ----------
       Total adjustments                                  (2,050)   (139,461)
                                                      ----------  ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                         (41,207)     82,532
                                                      ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and building improvements        (11,505)    (22,382)
  Redemption of certificate of deposit                   131,381           -
  Purchase of certificate of deposit                                 (89,145)
  Investment with related party                          (53,323)          -
  Proceeds from sale of collection                             -       4,545
                                                      ----------  ----------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                           66,553    (106,982)
                                                      ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                              (3,427)     (3,590)
  Payments on stockholder loan                            (3,467)    (19,850)
  Loan to stockholder                                    (12,450)          -
  Received from stockholder                                    -       1,680
                                                      ----------  ----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                (19,344)    (21,760)
                                                      ----------  ----------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      6,002     (46,210)





                                CTD HOLDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Concluded)

                                                          Six Months Ended
                                                              June 30,
                                                      ----------------------
                                                         2006        2005
                                                      ----------  ----------
CASH AND CASH EQUIVALENTS, beginning of period            31,026      94,371
                                                      ----------  ----------
CASH AND CASH EQUIVALENTS, end of period              $   37,028  $   48,161
                                                      ==========  ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  Cash paid for interest                              $    4,625  $    4,075
                                                      ==========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                    $   45,107  $   47,000
                                                      ==========  ==========



                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

The information presented herein as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

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

(3) INCOME TAXES

For 2006, no income tax expense or benefit was reported for the three and six month periods ended June 30, 2006 due to its realizing a tax loss for the periods. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2005, no income tax expense was reported for the three and six month periods ended June 30, 2005 due to its realizing a tax loss for the period and its previous recognition of the benefit of its net operating loss carryforward. The gain recognized by the company on the expiration of the call option on the Sports Memorabilia collection is not taxable for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

(4) CONCENTRATIONS

Sales to three major customers, which included one new customer, were 62% of total sales for the six months ended June 30, 2006. Sales to four major customers were 72% of total sales for the six months ended June 30, 2005.

Substantially all 2006 and 2005 inventory purchases were from two vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the six months ended June 30, 2006 and 2005, the Company awarded 820,000 and 659,000 shares, respectively, and recognized an expense of $45,000 and $47,000, respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements expire December 31, 2006.

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

Effective August 11, 2005, the outstanding share of the company's Series A Preferred Stock was transferred as collateral to Eline Entertainment Group, Inc.

(6) ACQUISTION OF SPORTS MEMORABILIA COLLECTION

In April, 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from its President and major shareholder. The Company recorded the Collection at $106,000, which is the acquisition cost basis of the President and controlling shareholder.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection which expired in March 2005. The Company is currently exploring its options to continue its liquidation of the collection. Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $42,000 in the fourth quarter of 2005.

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The fair value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged to operations. The option expired in March 2005, and the Company recorded the expiration of the option liability as a gain in the accompanying statement of operations for the six months ended June 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

Our cash and short-term investments decreased to $115,000 as of June 30, 2006, compared to $187,000 as of December 31, 2005. Our cash and short-term investments had increased to $195,000 as of March 31, 2006. The decrease for the three months ended June 30, 2006, was due primarily to a reduction in our gross profit due to our purchasing more expensive inventory from Cyclolab, and from $56,000 in expenses directly related to our acquisition of CycloLab.

As of March 31, 2006, our working capital was $233,000 compared to $241,000 at December 31, 2005. Our cash flows from operations for the first six months of 2006 was a deficit of ($41,000) compared to $83,000 for the same period in 2005. This decrease was due primarily to a reduction in our gross profit due to our purchasing more expensive inventory from Cyclolab, and $56,000 in expenses directly related to our acquisition of CycloLab.

We believe our working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy, which includes our goal of raising $1,650,000 to complete the acquisition of CycloLab. We believe we can fund the initial costs of raising capital and implement our acquisition strategy from existing working capital. We have completed documents to acquire 100% of CycloLab Research and Development, Ltd. (CycloLab) located in Budapest, Hungary, for $1,650,000 cash and stock options. We have completed employment contracts with 14 key members of management of CycloLab, which include stock options for up to 25,000,000 shares of CTD stock that vest over five years and are tied to employment agreements.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and through March 31, 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We began more renovations during the second quarter of 2006 and have capitalized $12,000 to date in 2006. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

We have no off-balance sheet arrangements at June 30, 2006.

Results of Operations

Total product sales to date in 2006 were $294,000 compared to $254,000 for the same period in 2005. Sales for the quarter ending June 30 2006 and 2005 were comparable. Our major customers continue to be repeat purchasers. In 2006, three of our major customers, which include one new customer, accounted for 62% of our sales. In 2005, four of our major customers accounted for 72% of our sales.

Our gross profit margin decreased to 70% for the three months ended March 31, 2006 from 76% for the three months ended June 30, 2006, compared to 85% for the year ended December 31, 2005. Changes in the product mix in sales has a significant effect on our overall gross profit percentage. Since we have signed the letter of intent to acquire CycloLab, we are now buying most of our products from CycloLab. This has resulted in increased product costs and lower gross margins than we have experienced historically for many products. We expect our gross margin to continue to decrease to the 50-60% range. We believe our gross margin will increase somewhat after the acquisition is complete and CTD and CycloLab are consolidated.

Our SG&A expenses increased to $257,000 for the six months ended June 30, 2006 from $210,000 for the six months ended June 30, 2005. SG&A expenses for the quarter ending June 30 2006 and 2005 were comparable. So far in 2006, we have incurred expenses of $56,000 in direct acquisition costs related to the acquisition of CycloLab that were not incurred in 2005.

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

We recognized a net loss of ($39,000) for the six months ended June 30, 2006 compared to net income of $222,000 for the six months ended June 30, 2005. Net income for 2005 included a one time gain of $200,000 related to the expiration of a call option on our sports memorabilia collection in March 2005.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use cyclodextrin's in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products. We continue to be the exclusive distributor in North America of the cyclodextrin products manufactured by Cyclolab Research Laboratories in Budapest, Hungary, and we are in the process of acquiring a controlling ownership interest in CycloLab during 2006.

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

                                             CTD HOLDINGS, INC.



Date:  August 10, 2006                       /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan, President
                                             Chief Executive Officer,
                                             Chief Operating Officer and
                                             Chief Financial Officer