Form 10QSB
period 2006-09-30
CTD HOLDINGS INC
filed 2006-11-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2006.

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

As of November 8, 2006, the Company had outstanding 15,918,489 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

PART I.  Financial Information

Item 1.  Financial Statements.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                September 30,
                                                                     2006
                                                                -------------
CURRENT ASSETS
 Cash and cash equivalents                                      $      13,938
 Accounts receivable                                                   30,161
 Inventory                                                             53,379
 Investment due from related party                                    153,616
 Prepaid expenses                                                       4,113
                                                                -------------
     Total current assets                                             255,207
                                                                -------------

PROPERTY AND EQUIPMENT, NET                                           422,562
                                                                -------------
OTHER ASSETS
 Loan to officer                                                       14,711
 Intangibles, net                                                      10,617
 Sports memorabilia collection                                         50,402
                                                                -------------
     Total other assets                                                75,730
                                                                -------------
  TOTAL ASSETS                                                  $     753,499
                                                                =============

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,
                                                                    2006
                                                                -------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                          $      43,118
 Current portion of long-term debt                                      6,182
                                                                -------------
      Total current liabilities                                        49,300
                                                                -------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 143,675
                                                                -------------

STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share,
  100,000,000 shares authorized, 15,705,541 shares
  issued and outstanding                                                1,571

 Preferred stock, par value $.0001
  per share, 5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                                    -
 Additional paid-in capital                                         2,881,262
 Accumulated deficit                                               (2,322,309)
                                                                -------------
      Total stockholders' equity                                      560,524
                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     753,499
                                                                =============

                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                              -----------------------  -----------------------
                                  2006        2005         2006        2005
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $   112,970  $  118,923  $   407,226  $  373,123

COST OF PRODUCTS SOLD              32,525      15,415      110,695      44,883
                              -----------  ----------  -----------  ----------
GROSS PROFIT                       80,445     103,508      296,531     328,240
                              -----------  ----------  -----------  ----------
SELLING, GENERAL AND              117,812     177,357      319,082     387,378
 ADMINISTRATIVE EXPENSES
ACQUISITION COSTS                  26,778           -       82,802           -
                              -----------  ----------  -----------  ----------
                                  144,590     177,357      401,884     387,378
                              -----------  ----------  -----------  ----------
SPORTS MEMORABILIA COLLECTION
 Gain on sales                          -           -            -       2,902
 Other income                           -           -            -     203,470
                              -----------  ----------  -----------  ----------
                                        -           -            -     206,372
                              -----------  ----------  -----------  ----------

OTHER INCOME (EXPENSE)
 Investment and other
  income                            4,635       2,286       11,311      10,145
 Interest expense                  (2,746)     (3,133)      (7,371)    (10,078)
                              -----------  ----------  -----------  ----------

     Total other income
     (expense)                      1,889        (847)       3,940          67
                              -----------  ----------  -----------  ----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                     (62,256)    (74,696)    (101,413)    147,301

 Income Taxes                           -           -            -           -
                              -----------  ----------  -----------  ----------
NET INCOME (LOSS)             $   (62,256) $  (74,696) $  (101,413) $  147,301
                              ===========  ==========  ===========  ==========

NET INCOME (LOSS) PER COMMON
 SHARE
       Net income (loss) per
         share                $      (.00) $     (.01) $      (.01) $      .01
                              ===========  ==========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     15,009,821  11,836,428   14,516,445  11,462,147
                              ===========  ==========  ===========  ==========


                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                        2006           2005
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $ (101,413)    $  147,301
                                                     ----------     ----------
 Adjustments to reconcile net income
  to net cash provided by operating activities:

    Depreciation and amortization                        20,348         23,980
    Gain on sales of sports memorabilia collection            -         (2,902)
    Stock awarded to employees                           84,145        157,929
    Gain on expiration of option - sports memorabilia
     collection                                               -       (203,470)
    Increase or decrease in:
      Accounts receivable                                 6,241          1,823
      Inventory                                           1,206         (4,378)
      Prepaid expenses                                   (4,113)             -
      Accounts payable and accrued expenses              15,027          2,344
                                                     ----------     ----------
       Total adjustments                                122,854        (24,674)
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                         21,441        122,627
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements        (18,046)       (20,949)
 Redemption of certificate of deposit                   131,381              -
 Purchase of certificate of deposit                                    (90,034)
 Investment with related party                         (128,616)             -
 Proceeds from sale of collection                             -          4,545
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                        (15,281)      (106,438)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                              (5,070)        (5,636)
 Payments on stockholder loan                            (3,467)       (40,885)
 Loan to stockholder                                    (14,711)             -
 Received from stockholder                                    -          1,830
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                               (23,248)       (44,691)
                                                     ----------     ----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  (17,088)       (28,502)

                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)

                                                          Nine Months Ended
                                                            September 30,
                                                     ------------------------
                                                        2006           2005
                                                     ----------     ---------

CASH AND CASH EQUIVALENTS, beginning of period           31,026        94,371
                                                     ----------     ---------
CASH AND CASH EQUIVALENTS, end of period             $   13,938     $  65,869
                                                     ==========     =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                              $    9,101     $   8,863
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                   $   84,145     $  97,929
                                                     ==========     =========
  Common stock issued for consulting services        $        -     $  60,000
                                                     ==========     =========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2006
                                   (Unaudited)

The information presented herein as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2005.

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

(3) INCOME TAXES

For 2006, no income tax expense or benefit was reported for the three and nine month periods ended September 30, 2006 due to the Company realizing a tax loss for the periods. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2005, no income tax expense was reported for the three and nine month periods ended September 30, 2005 due to the Company realizing a tax loss for the period and its previous recognition of the benefit of its net operating loss carryforward. The gain recognized by the Company on the expiration of the call option on the Sports Memorabilia collection is not taxable for income tax purposes. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

(4) CONCENTRATIONS

Sales to the three major customers were 51% of total sales for the nine months ended September 30, 2006. Sales to four major customers were 72% of total sales for the nine months ended September 30, 2005.

Substantially   all  2006   inventory   purchases   were  from  three   vendors.
Substantially all 2005 inventory purchases were from two vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with two officers for total monthly cash salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the nine months ended September 30, 2006 and 2005, the Company awarded 1,382,000 and 943,000 shares, respectively, and recognized an expense of $67,000 and $68,000, respectively for stock awarded under these agreements. The stock awarded under these agreements is presented as outstanding in the accompanying financial statements. Both agreements expire December 31, 2006. On September 30, 2006, the Company also approved the issuance of 410,000 additional shares representing the common shares expected to be earned under the employment agreements in the fourth quarter of 2006, and recorded an additional $16,000 in expense. The Company also approved a 14,000 share stock bonus to its employees and recorded and expense of $560.

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

Effective August 11, 2005, the outstanding share of the company's Series A Preferred Stock was transferred as collateral to Eline Entertainment Group, Inc. On September 18, 2006, C.E. "Rick" Strattan had counsel mail a demand letter to Eline Entertainment's President, Barry Rothman, requesting transfer of the one share of Series A preferred stock in accordance with the terms of the expired (September 16, 2006) contract. Subsequently a stock transfer form was submitted for the convenience of Mr. Rothman. As of November 8, 2006, no response and no executed stock power has been received.

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

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The fair value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged to operations. The option expired in March 2005, and the Company recorded the expiration of the option liability as a gain in the accompanying statement of operations for the nine months ended September 30, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States and China. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain a less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

Our cash and short-term investments decreased to $168,000 as of September 30, 2006, compared to $187,000 as of December 31, 2005. Our cash and short-term investments had decreased to $115,000 as of June 30, 2006. The increase for the three months ended September 30, 2006, was due primarily to an increase in cash flow from operations resulting from noncash expenses.

As of September 30, 2006, our working capital was $206,000 compared to $241,000 at December 31, 2005. Our cash flows from operations for the first nine months of 2006 was an increase of $21,000 compared to $123,000 for the same period in 2005. This decrease was due primarily to a reduction in our gross profit due to our purchasing more expensive inventory from Cyclolab, and $83,000 in expenses directly related to our unsuccessful acquisition of CycloLab.

We believe our working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. However, we require additional funding to implement our acquisition strategy. We were unsuccessful in achieving our goal of raising $1,650,000 to complete the acquisition of CycloLab.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and through March 31, 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We began more renovations during the second quarter of 2006 and have capitalized $11,000 to date in 2006. We remain committed to a placePlaceNameResearch PlaceTypePark facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

We have no off-balance sheet arrangements at September 30, 2006.

Results of Operations

Total product sales to date in 2006 were $407,000 compared to $373,000 for the same period in 2005. Sales for the quarter ending September 30 2006 and 2005 were comparable. Our major customers continue to be repeat purchasers. In 2006, three of our major customers accounted for 51% of our sales. In 2005, we had five major customers accounting for 73% of our sales.

Our gross profit margin decreased to 71% for the three months ended September 30, 2006 from 87% for the three months ended September 30, 2006, compared to 85% for the year ended December 31, 2005. Changes in the product mix in sales has a significant effect on our overall gross profit percentage. During our attempt to acquire CycloLab, we were buying most of our products from CycloLab. This has resulted in increased product costs and lower gross margins than we have experienced historically for many products. We expect our gross margin to continue to decrease to the 50-60% range while we reevaluate our suppliers.

Our SG&A expenses increased to $402,000 for the nine months ended September 30, 2006 from $387,000 for the nine months ended September 30, 2005. SG&A expenses for the quarter ending September 30 2006 decreased to $118,000 from $177,000 for the quarter ending September 30,2005. So far in 2006, we have incurred expenses of $83,000 in direct acquisition costs related to the acquisition of CycloLab that were not incurred in 2005.

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

We recognized a net loss of ($75,000) for the nine months ended September 30, 2006 compared to a net income of $147,000 for the nine months ended September 30, 2005. Net income for 2005 included a one time gain of $200,000 related to the expiration of a call option on our sports memorabilia collection in March 2005.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use cyclodextrins in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products. We continue to be the exclusive distributor in North America of the cyclodextrin products manufactured by Cyclolab Research Laboratories in Budapest, Hungary.

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


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Date        Name                 Total Dollar     Price per    Total Number
                                    Amount          Share        of Shares
--------    ----------           ------------     ---------    ------------
9/28/06     C.E. Rick Strattan   $     60,000*    $    0.04       1,493,229
9/28/06     George Fails         $     12,000*    $    0.04         298,644
9/28/06     Carmen Petty-Scott   $        105     $   0.015**         7,000
9/28/06     Charles Smith        $        105     $   0.015**         7,000

*  Issued pursuant to employment agreements.
** Employee bonus valued at 50% of market value to reflect restriction.

All sales were made pursuant to Section 4(2) of the 1933 Act. The proceeds of the sale of these ssecurities is to provide operating capital and development costs.

Item 3. Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits.

     (2)  Financial Statements                                             F-1

     Exhibits required by Item 601, Regulation S-B:

     (2)  Plan of purchase, sale, reorganization, arrangement,
          liquidation or succession                                       None

     (3)  Articles of incorporation and by-laws

          (i)   Articles of Incorporation filed August 9, 1990               *

          (ii)  By-Laws.                                                     *

          (iii) Certificates of Amendment to the Articles of
                Incorporation  filed November 18, 1993 and
                September 24, 1993.                                          *

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

     (18) Letter on change in accounting principles                       None

     (19) Reports Furnished to Security Holders                           None

     (20) Other documents or statements to security holders or
          any document incorporated by reference                          None

     (22) Published  Report regarding Matters Submitted to Vote of
          Security  Holders                                               None

     (23) Consents of Experts and Counsel                                 None

     (24) Power of Attorney                                               None

     (31) Rule 13a-14(a)/15d-14(a) Certifications                         ****

     (32) Section 1350 Certifications                                     ****

     (99) Additional Exhibits                                             None

     (100)XBRL-Related Documents                                          None

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

++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

+++  Incorporated by reference to Form S-8 filed December 1, 2003.

++++ Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 2005.

+++++Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CTD HOLDINGS, INC.



Date:  November 13, 2006                     /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan, President
                                             Chief Executive Officer,
                                             Chief Operating Officer and
                                             Chief Financial Officer