Form 10KSB
period 2006-12-31
CTD HOLDINGS INC
filed 2007-04-02
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year:  $512,313

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $130,443.93 based on the average high ($.03) and low ($.03) price as of March 8, 2007, of $.03 per share.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable asumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,918,489 shares of Common Stock as of March 22, 2007.

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

     The Company holds title to the Property in fee simple, subject to a purchase money mortgage securing repayment of a promissory note with a principal balance due of $143,764 as of December 31, 2006. The principal amount due on the note accrues interest at a rate of seven and one-quarter (7.25) percent per year and neither the note nor the mortgage have a prepayment penalty. The maturity date of the note is December 5, 2005. The Property is not subject to any lease, option, purchase, or sales contracts, nor are there any immediate plans to renovate, improve, or further develop the Property. The Property is in a region that is experiencing moderate population and development growth which has increased the market value of the Property. Management believes the limits of insurance coverage are adequate for the Property.

     The Property has a 6,000 sq.ft. facility from which the Company operates its corporate offices. The anticipated remaining useful life of the facility is undetermined, but in Management's estimate exceeds 25 years. The Property's federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended December 31, 2006, are 23.2303 mils and $3,124.00, respectively.


Item 3.  Legal Proceedings.

     On February 7, 2007, Registrant and C.E. Rick Strattan filed suit in Circuit Court in Palm Beach County, Florida, (Case Number 2007CA001818XXXXMB) seeking the return of the Class A Preferred Share and damages from defendants Eline Entertainment Group, Inc., Eline Holding Group, Inc., Yucatan Holding Company, Steven T. Dorrough, Jayme Dorrough, and Barry Rothman, based on representations made in connection with the Share Exchange Agreement dated August 11, 2005, as amended and the enforcement of the agreement.


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

                                    High               Low


2005          First Quarter        $ 0.075           $ 0.071
              Second Quarter       $ 0.074           $ 0.073
              Third Quarter        $ 0.076           $ 0.072
              Fourth Quarter       $ 0.049           $ 0.047

2006          First Quarter        $ 0.09            $ 0.03
              Second Quarter       $ 0.07            $ 0.04
              Third Quarter        $ 0.05            $ 0.03
              Fourth Quarter       $ 0.05            $ 0.02


     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

Holders

     As of March 22, 2007, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 77.

Dividend Policy

     The Company will not pay any cash dividends on its common stock in 2006 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Recent Sales of Unregistered Securities

     None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD," or "we," "us," and "our") began operations in 1990. Our revenues are principally derived from the resale of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a database of patented and patent pending uses of cyclodextrins as recorded by the United States Patent & Trademark Office. We also maintain a database that includes patents issued in many other countries of the World. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

Strattan contractually transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire Cyclolab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings".

Liquidity and Capital Resources

Our cash and short-term investments remained at approximately $159,000 as of December 31, 2006 . Our cash flow from operations for 2006 was $26,000 compared to $129,000 for 2005. The decreased cash flow from operations from 2005 is due primarily to $112,000 of expenses related to the attempted acquisition of Cyclolab. While we reported a net loss in 2006 of $102,000, we had $134,000 in noncash expenses in 2006. The decreased loss is due a number of factors. We realized a increase of $88,000 in revenue and a $150,000 decrease in selling, general and administrative expenses (excluding $112,000 of costs related to the attempted acquisition of Cyclolab) in 2006 compared to 2005. The largest decrease in expenses was in stock compensation and bonuses ($38,000 decrease). In 2006, we recorded a $50,000 impairment expense on the Collection; in 2005, we reported a net $161,000 gain on the Collection (net of a $42,000 impairment expense), and a $225,000 deferred tax valuation allowance expense.

We believe our working capital is sufficient to run our operations at current and expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations. During 2005, we signed a letter of intent to acquire a majority interest in Cyclolab, located in Hungary . During 2006, we were unable to obtain the capital necessary to acquire Cyclolab and discontinued our efforts to do so. We expensed $112,000 in legal, accounting, and travel costs associated with the Cyclolab acquisition in 2006.

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

During 2004, we acquired a sports memorabilia collection from our President. We received $5,000 in 2005 and there have been no sales in 2006. We sold no Collection items in 2006. Beginning in 2007 we plan to begin using E-Bay to list items for sale. We have no prior experience in retail sales or in selling items on E-Bay. During 2006 and 2005, we recorded a valuation allowance of $50,000 and $42,000, respectively on the collection due to the lack of marketability.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005, we suspended our improvement and renovations program to redirect our financial resources to the Cyclolab acquisition. During 2006, we capitalized $17,000. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President in exchange for 1,029,412 shares of common stock. While we received a $400,000 appraisal on the collection, we recorded this asset for $106,000, which represents our majority shareholder's cost basis. We also engaged a consultant under a one year contract to liquidate the collection for not less than 75% of its book value as stated in any of the leading collectibles industry guide books. This agreement expired in April 2005. The consultant was issued 250,627 shares of common stock valued at $100,250, which we expensed in 2004. We also agreed to an option whereby the consultant could have acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a liability and a charge to operations in 2004. In 2005, we recorded a $204,000 gain when the option expired.

We issued 1,791,873 shares and 1,443,151 shares of our common stock to employees
for  compensation  earned  under  employment   agreements  for  2006  and  2005,
respectively.

We have no off-balance sheet arrangements as of December 31, 2006.

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

Baseball Memorabilia Collection Asset

The recoverability of our baseball memorabilia collection asset is evaluated annually or more frequently if impairment indicators exist. Indicators of impairment include losses realized on sales and our future operating plans. If impairment indicators exist, we evaluate the recoverability of the asset using an overall collection basis based on undiscounted expected future cash flows based on individual collection piece values published in auction-house guidebooks and/or reputable trade publications and price guides, less estimated costs to sell the collection. The recorded value for the collection is not expected to be recovered through undiscounted future cash flows is written down to current fair value, which is generally determined from estimated discounted future net cash flows. We recorded an impairment allowance for $50,000 and $42,000 as of December 31, 2006 and 2005, respectively. At December 31, 2006, our valuation allowance equaled our recorded cost of the Collection.

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

At December 31, 2006, we have idle buildings located on the same property as our corporate offices that were used in our former mushroom farming operation. The carrying value of these idle long-lived assets is $77,000. We have determined the fair value of these assets exceeds this carrying value based on recent real estate appraisal. We continue to depreciate the assets over their estimated useful life. Should the value of these assets decline, we may be required to record an impairment charge that could be significant. During 2006, the Company recorded an $12,500 impairment allowance for an autoclave not currently used in the Company's operation.

Valuation Allowance on Deferred Tax Assets

SFAS 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. At December 31, 2006, our net deferred tax assets are $515,000, comprised principally of net operating loss carryforwards
(NOLs), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

We reported a financial net loss of $(101,000), During 2006, we maintained our deferred tax asset valuation allowance at 100% based on the Company's current loss, its history of prior losses, and our sales volatility that collectively reduces the chance of realization of our deferred tax assets. . In 2005, we increased our valuation allowance to 100% from 48%, which resulted in income tax expense of $225,000. The range of possible judgments relating to the valuation of our deferred tax asset is very wide. For example, in 2005 we determined the weight of available evidence did not support a decision that a portion of our deferred tax assets will be realized, resulting in the income tax expense of $225,000. Alternatively, if we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have a substantial income tax benefit in our statement of operations.

Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets is realizable.

2006 Compared to 2005

Total product sales for 2006 were $542,000, a 19% increase over 2005 sales of $454,000. Our major customers continue to be repeat purchasers. In 2006, our four largest customers accounted for 58% of our sales; the largest accounted for 22% of sales. In 2005, our four largest customers accounted for 68% of our sales; the largest accounted for 27% of sales.

Our gross profit margin of 77% for 2006 decreased significantly compared to 85% for 2005. Changes in the product mix in sales has a significant effect on our overall gross profit percentage. For 2006, we acquired more inventory from Cyclolab due to our acquisition plan, which often was more expensive than other suppliers. Management expects our gross profit to remain in the 70% range for 2007.

Our SG&A expenses decreased to $351,000 in 2006 from $500,000 in 2005 (excluding $112,000 of costs in 2006 related to the attempted acquisition of Cyclolab), primarily as a result of a reduction in stock based compensation to officers and consultants. In 2006, we incurred $112,000 in direct expenses related to consulting, legal and accounting fees incurred as a result of the Company's attempted acquisition of Cyclolab.

For 2006 and 2005, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, each month the officers are awarded shares of common stock restricted by Rule 144. The number of shares awarded is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2006, the Company awarded 1,791,873 shares and recognized an expense of $84,000 for stock awarded under these agreements. For 2005, the Company awarded 1,443,151 shares and recognized an expense of $92,000 for stock awarded under these agreements. We have executed new employment agreements for 2007.

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

In April 2004, we acquired a collection of sports memorabilia from our majority shareholder and President. We engaged a consultant to liquidate the collection. The consultant was issued 250,627 shares of common stock valued at $100,250, which was expensed. This contract expired in March 2005, and the unsold portion of the Collection was returned to the Company. The Company continues to explore its options regarding liquidation of the Collection. In 2004, we issued the consultant an option to acquire the entire collection for $200,000. We recorded the fair value of this option ($204,000) as a charge to operations during 2004. In 2005, this option expired and we recorded a gain of $204,000. We received net proceeds of $5,000 from the sales of items from the collection in 2005.

We expect an increase in our 2007 legal expenses as the result of our legal actions related to Eline Entertainment, Inc.

For 2006, we maintained the valuation allowance of our deferred tax asset at 100%. In 2005, we increased the valuation allowance on our deferred tax asset to 100% from 48%, resulting in an income tax expense of $225,000 for 2005. This increase was based primarily on net operating losses realized in 2005 and 2004. Our deferred tax asset is based on our net operating loss carryforward.

We recognized a net loss for 2006 of $(101,000) compared to a net loss of $(172,000) for 2005.

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

Item 7.  Financial Statements.

                        BAUMANN, RAYMONDO & COMPANY, P.A.
                         405 NORTH REO STREET, SUITE 200
                                 TAMPA, FL 33609

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High Springs, Florida

We have audited the consolidated balance sheet of CTD Holdings, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

\s\ Baumann, Raymondo & Company, P.A.

Baumann, Raymondo & Company PA
Tampa, Florida
February 12, 2007

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $     23,629
 Accounts receivable                                          59,109
 Inventory                                                    79,747
 Investment due from related party                           135,540
 Other current assets                                         24,113
                                                        -------------
     Total current assets                                    322,138
                                                        -------------
PROPERTY AND EQUIPMENT, NET                                  334,182
                                                        -------------
OTHER

 Loan to officer                                              16,514
 Intangibles, net of accumulated
   amortization of $3,800                                     10,267
 Idle property and equipment                                  77,361
                                                        -------------
     Total other assets                                      104,142
                                                        -------------
TOTAL ASSETS                                            $    760,462
                                                        =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $     52,166
 Current portion of long-term debt                              6,182
                                                         -------------
     Total current liabilities                                 58,348
                                                         -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        142,002
                                                         -------------


STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
  100,000,000 shares authorized, 15,705,541 shares issued
  and outstanding                                               1,571
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                            -
 Additional paid-in capital                                 2,881,262
 Accumulated deficit                                       (2,322,721)
                                                         -------------
     Total stockholders' equity                               560,112
                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    760,462
                                                         =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                        2006        2005
                                                   -------------   ------------
PRODUCT SALES                                      $    542,313    $   454,360

COST OF PRODUCTS SOLD                                   125,188         66,657
                                                   -------------   ------------
GROSS PROFIT                                            417,125        387,703
                                                   -------------   ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 Selling, general and administrative                    350,675        500,316
 Acquisition costs - Cyclolab                           112,353              -
                                                   -------------   ------------
         Total, selling, general and administrative     463,028        500,316
         Expenses                                  -------------   ------------

SPORTS MEMORABILIA COLLECTION
 Gain on sales                                                -          2,902
 Other income (expense)                                 (50,402)       161,470
                                                   -------------   ------------
                                                        (50,402)       164,372
                                                   -------------   ------------

OTHER INCOME (EXPENSE)
 Investment and other income                             19,365         14,736
 Interest expense                                       (11,049)       (13,956)
 Loss on disposal of equipment                          (13,836)
                                                    -------------   -----------
     Total other income (expense)                        (5,520)           780
                                                   -------------   ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (101,825)        52,539

INCOME TAXES                                                  -       (225,000)
                                                   -------------   ------------
NET INCOME (LOSS)                                  $   (101,825)   $  (172,461)
                                                   =============   ============

NET INCOME (LOSS) COMMON SHARE:                    $      (.007)   $     (.014)
                                                   =============   ============

 Weighted average number of
  common shares outstanding                          14,815,279     12,017,790
                                                   =============   ============



The accompanying notes to consolidated financial statements are an integral part of these statements.



                               CTD HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                     COMMON STOCK        PREFERRED STOCK    ADDITIONAL                     TOTAL
                                                                             PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                  SHARES     PAR VALUE  SHARES  PAR VALUE    CAPITAL        DEFICIT        EQUITY
                               ------------  ---------  ------  ---------  -----------  -------------  -------------
Balance, December 31, 2004      10,956,517   $   1,096       1  $       -  $ 2,615,288  $ (2,048,435)  $    567,949

Employment agreements            1,943,151         194       -          -      122,110             -        122,304

Shares issued for services       1,000,000         100       -          -       59,900             -         60,000

Net loss                                 -           -       -          -            -      (172,461)      (172,461)
                               ------------  ----------  ------  --------  -----------  -------------  -------------
Balance,
December 31, 2005               13,899,668       1,390       1          -    2,797,298    (2,220,896)       577,792

Shares issued under
employment agreements            1,791,873         179       -          -       83,406             -         83,585

Shares issued for services          14,000           2       -          -          558             -            560

Net loss                                 -           -       -          -            -      (101,825)      (101,825)

Balance,                       ------------  ----------  ------  --------  -----------  -------------  -------------
December 31, 2006               15,705,541   $   1,571       1   $      -  $ 2,881,262  $ (2,322,721)  $   (560,112)
                               ============  ==========  ======  ========  ===========  =============  =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2006 AND 2005


                                                            2006          2005
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                      $ (101,825)  $ (172,461)
                                                        -----------  -----------
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                            27,463       35,011
   Gain on sale of sports memorabilia collection                 -       (2,902)
   Loss on disposal of equipment                            13,836            -
   Deferred income taxes                                         -      225,000
   Impairment adjustment-sports memorabilia coll.           50,402       42,000
   Stock issued for services                                     -       60,000
   Expiration of call option-sports memorabilia coll.            -     (203,470)
   Stock compensation to employees                          84,145      122,304
Increase or decrease in:
   Accounts receivable                                     (22,707)      22,620
   Inventory                                               (25,162)      (3,586)
   Prepaid expenses                                        (24,113)           -
   Accounts payable and accrued expenses                    24,075        4,251
                                                        -----------  -----------
        Total adjustments                                  127,939      301,228
                                                        -----------  -----------
    Net cash provided by (used in)operating
    activities                                              26,114      128,767
                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of sports memorabilia coll.                  -        4,545
 Purchase of property and equipment                        (27,628)     (22,576)
 Purchase of certificate of deposit                              -      (91,048)
 Redemption of certificate of deposit                      131,381            -
 Loan costs incurred                                             -       (3,872)
 Investment with related party                            (110,540)     (25,000)
                                                        -----------  -----------
    Net cash provided by (used in) investing
    activities                                              (6,787)    (137,951)

                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                (6,743)      (6,114)
  Payment on loan payable to stockholder                    (3,467)     (50,131)
  Loan to shareholder                                      (16,514)           -
  Received from shareholder                                      -        2,084
                                                        -----------  -----------
    Net cash used in financing activities                  (26,724)     (54,161)
                                                        -----------  -----------
Net increase (decrease) in cash and cash equivalents        (7,397)     (63,345)

CASH AND CASH EQUIVALENTS, beginning of period              31,026       94,371
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS, end of period                $   23,629   $   31,026
                                                        ===========  ===========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2006 AND 2005
                                   (Continued)

                                                         2006         2005
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $     11,049  $     13,686
                                                     ============  ============
Cash paid for income taxes                           $          -  $          -
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock issued for services                   $     84,145  $    182,304
                                                     ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

     (h) SPORTS MEMORALBILIA COLLECTION - The sports memorabilia collection (Collection) was acquired from the Company's President and majority shareholder in 2004 in exchange for common stock of the Company (see Note 13). The
Collection consists principally of baseball cards, but also includes a variety of other collectible sport memorabilia. The Collection was recorded at the cost basis of the President and majority shareholder, which was less than the estimated fair value. The Company records gains as the Collection is sold and cash is received, net of expenses. The cost of the Collection is expensed at 26.5% of gross proceeds from the sale of the Collection. The 26.5% cost allocation is based on the recorded cost of the Collection divided by the estimated fair value of the Collection. The Company periodically reviews the fair value of the Collection for impairment.

     (i) REVENUE RECOGNITION - Revenues are recognized when products are shipped.

     (j) ADVERTISING - Advertising costs are charged to operations when incurred.

     (k) START-UP COSTS - Start-up costs are expensed as incurred.

     (l) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 2), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

     (m) STOCK BASED COMPENSATION - The Company follows the requirements of Statement of Financial Accounting Standard No. 123(R) "Share-Based Payment." The Company has employment agreements which call for stock to be awarded to employees each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The Company also issues periodic stock bonuses to employees. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded.

     (n) RECLASSIFICATIONS - Certain amounts in the 2005 financial statements have been reclassified for comparative purposes to conform with the 2006 presentation.

     (o) NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

     (p) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

For 2006, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2006, the Company awarded 1,791,873 shares and recognized an expense of $83,585 for stock awarded under these agreements. For 2005, the Company awarded 1,943,152 shares and recognized an expense of $122,304 for stock awarded under these agreements. Both agreements have been extended through December 31, 2007. The Company also awarded 14,000 shares of stock to its employees and recorded and expense of $560.

     On February 7, 2007, Registrant and C.E. Rick Strattan filed suit in Circuit Court in Palm Beach County, Florida, (Case Number 2007CA001818XXXXMB) seeking the return of the Class A Preferred Share and damages from defendants Eline Entertainment Group, Inc., Eline Holding Group, Inc., Yucatan Holding Company, Steven T. Dorrough, Jayme Dorrough, and Barry Rothman, based on representations made in connection with the Share Exchange Agreement dated August 11, 2005, as amended and the enforcement of the agreement.

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006, consists of:

         Land                                          $    80,000
         Buildings and improvements                        241,312
         Machinery and equipment                            20,230
         Office furniture and equipment                     58,961
                                                       ------------
                                                           400,503

         Less: accumulated depreciation                     83,769
                                                       ------------
                                                           316,734

         Construction in progress                           17,448
                                                       ------------

         Property and equipment, net                   $   334,182
                                                       ============

The carrying value of remaining idle long-lived assets related to a former mushroom farming operation was $77,361 at December 31, 2006.

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the demand and certificate deposit bank balance was $24,000. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. Two customers accounted for 77% of the accounts receivable balance at December 31, 2006. The Company has no policy requiring collateral or other security to support its accounts receivable.

     (c) INVESTMENT WITH RELATED PARTY - The Company has an oral agreement for investment services with a nonprofit organization. The Company's president is also the president of the nonprofit organization. The funds are invested by the nonprofit in a money market account. The Company earns a proportional share of the interest earned in the account. The Company has no policy of requiring collateral or other security to support this amount.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

(5) MAJOR CUSTOMERS AND SUPPLIERS:

In 2006, three major customers accounted for approximately 49% of total sales. In 2005, three major customers accounted for approximately 58% of total sales.

Substantially   all  2006   inventory   purchases   were  from  three   vendors.
Substantially all 2005 inventory purchases were from two vendors.

The Company has only one source for certain manufacturing inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(6) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2006:

         Mortgage note payable to bank, payments of $1,163
          due monthly including principal and interest
          at 7.25%, collateralized by land and buildings
          with a cost of $210,000                                   $  143,764



         Note payable to financing company, payments of
          $288 due monthly, including principal and interest,
          at 6%, collateralized by vehicle with a cost
          of $14,881                                                     4,420
                                                                    -----------

         Total long-term debt                                          148,184

         Less current portion                                           (6,182)
                                                                    -----------
   Long-term debt, less current portion                             $  142,002
                                                                    ===========

Maturities on long-term debt as of December 31, 2006 over the next five years and thereafter are as follows:

         Year ending
         December 31,                                  Amount
         ------------                                ---------
             2007                                    $   6,182
             2008                                        5,362
             2009                                        4,238
             2010                                        4,556
             2011                                        4,897
             2012 and thereafter                       122,949
                                                     ---------
                                                     $ 148,184
                                                     =========


(7) RELATED PARTY TRANSACTIONS:

The President (who is also the majority common stockholder) had previously provided loans to the Company. The Company paid the loan off in full during the year ended December 31, 2006. The loan was unsecured and interest accrued at 4.17%. Interest expense related to the loan totaled $43 and $1,301 for the years ended December 31, 2006 and 2005, respectively.

During 2006, the President (who is also the majority common stockholder) borrowed $16,514. The loan is unsecured and interest accrues at 5%. This loan was a prohibited transaction under Section 402 of the Sarbanes-Oxley Act and was repaid on February 2, 2007.

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

The  Company  has  available  at  December  31,  2006,   unused  operating  loss
carryforwards totaling approximately $ 1,647,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

         Year Ending
         December 31,                              Amount
         ------------                           -----------

             2009                               $   760,000
             2010                                   195,000
             2017                                   206,000
             2020                                   280,000
             2021                                    71,000
             2024                                    66,000
             2025                                    37,000
             2026                                    32,000
                                                -----------
             Total                              $ 1,647,000
                                                ===========

If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $515,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

At December 31, 2002, management determined that a 100% valuation allowance was appropriate. For 2003 and 2002, the Company realized net income and utilized approximately $240,000 of its net operating loss carryforward to offset its current income tax liabilities. In 2003, Management determined that a reduction in the valuation allowance to 43% from 100% of the future tax benefit was appropriate, which resulted in the recognition of a $225,000 deferred tax asset and a income tax benefit. In 2004, Management increased it valuation allowance percentage to 48% resulting in no income tax expense or benefit for change in its deferred tax asset. At December 31, 2005, Management increased the valuation allowance to 100% due primarily to net losses realized for 2004 and 2005. This resulted in income tax expense of $225,000 for 2005. For 2006, management continues to provide a 100% valuation allowance on its deferred tax asset.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the company's estimate deferred tax asset will change in the near term and be material to the financial statements.

                                                 2006          2005
                                             -----------   -----------
Current income tax benefit (expense)         $    7,000    $   (7,000)

Tax benefit (expense) of temporary               13,000       (14,000)
differences

Tax benefit of operating loss carryforwards           -         7,000

Decrease (increase) in valuation allowance      (20,000)     (211,000)

                                             -----------   -----------
Total net tax benefit (expense)               $       -    $  225,000
                                             ===========   ===========

(10) ACQUISITIONS OF SPORTS MEMORABILIA COLLECTION

In April 2004, the Company finalized the acquisition of a sports memorabilia collection (Collection), from it President and major shareholder. The Company recorded the Collection at $106,000, which is the acquisition cost basis of the President and controlling shareholder.

Concurrent with the acquisition of the Collection, the Company entered into a one-year contract with a consultant to liquidate the Collection which expired in March 2005. The Company continues to explore its options to continue its liquidation of the collection.

In 2005, Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $42,000.

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

The consultant had the option to purchase the Collection at any time during the term of the agreement for $200,000 less any sale proceeds already paid to the Company. The Company computed the fair value of this call option using the Black-Scholes stock option pricing model. The far value calculated resulting from the issuance of this option was recorded as a liability and the expense was charged to operations. The option expired in March 2005, and the Company recorded the expiration of the option liability as a gain in the accompanying statement of operations for the year end December 31, 2005.

(11) CORPORATE CHANGES

The Company amended its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares thus creating a series of Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the common stock on all matters submitted to a vote of Company holders of common stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004,the Company issued one share of the Series A Preferred Stock to its majority common shareholder in exchange for 1,029,412 shares of common stock held by the majority common shareholder, which were surrendered to the Company and cancelled. Effective August 11, 2005, the outstanding share of the Company's Series A Preferred Stock was acquired by Eline Entertainment Group, Inc. In September 2006, the Company's majority common shareholder demanded the transfer to him of the one share of Series A preferred stock in exchange for 100,000 shares of Eline Entertainment Group, Inc. alleging breach of contract. The share certificate of Series A Preferred Stock is in the possession of the Registrant.

(12)  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

Management determined the sports memorabilia collection to be impaired due to lack of marketability and recorded an impairment charge of $50,402 in the fourth quarter of 2006.

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

Item 8B.  Other Information.

None.

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Two (2) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Principal Occupation         Year First Became
                                                                      Director

C.E. Rick Strattan      59        President, CEO and Chairman             1990

George L. Fails         60        Operations Manager                      2001

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

Item 10. Executive Compensation.


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-term compensation
                                                                          ........................................................
                                         Annual compensation                         Awards               Payouts
                                 --------------------------------------   ----------------------------    ---------
                                                                                         Securities
                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)          ($)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============

C.E. Rick Strattan       2006    $ 36,000        -0-        -0-       $ 60,000.00 (6)        -0-          -0-          -0-
President, CEO           2005    $ 36,000  $ 30,000 (5)     -0-       $ 76,290.00 (1)        -0-          -0-          -0-
Chairman                 2004    $ 36,000        -0-        -0-       $ 90,833.33 (2)        -0-          -0-          -0-


George L. Fails          2006    $ 22,800        -0-        -0-       $ 12,000.00 (7)        -0-          -0-          -0-
Operations Manager       2005    $ 16,478        -0-        -0-       $ 15,384.00 (3)        -0-          -0-          -0-
                         2004    $ 22,800        -0-        -0-       $ 18,166.67 (4)        -0-          -0-          -0-

   (1) Reflects grant of 1,202,626 shares
   (2) Reflects grant of 809,611 shares
   (3) Reflects grant of 240,525 shares
   (4) Reflects grant of 161,922 shares
   (5) Reflects grant of 500,000 shares
   (6) Reflects grant of 1,493,229 shares
   (7) Reflects grant of 298,644 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and $5,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2007.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly, plus $1,000 per month in restricted common shares of the Company, based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. This contract was extended through December 31, 2007.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the ownership of the Common Stock of the Company on March 22, 2007, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   4,441,466              33.88%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................     741,091               5.65%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

Aspatuck Holdings, Inc. ....................   2,750,000              20.98%

All Officers and Directors as a group ......   3,890,684              66.84%

Kiaran Nicole Brooks  ......................     830,000               6.33%
4123 N.W. 46th Avenue
Gainesville, FL  32606

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

Equity compensation
plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved          * * * * * * * * * * * See Note 1 to Table (below) * * * * * * * * * * *
by security holders
                          --------------------      --------------------       ------------------------
Total
                          ====================      ====================       ========================

Notes to Equity Compensation Plan Table:

Note 1 -- The Company has employment agreements terminating on December 31, 2007 with two employees. These agreements require the Company to compensate these employees, collectively, with $6,000 per month in restricted common shares of the Company based on the closing value of the Company's shares on the last day of the month in which the shares are awarded


Item 12.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the stockholder $3,467 at December 31, 2005. The loan is unsecured and interest accrues at 5%. Interest expense related to the loan totaled $1,301 and $3,031 for the years ended December 31, 2005 and 2004, respectively.

Item 13.  Exhibits.

    Exhibits                                                                Page

    (2) Plan of purchase, sale, reorganization, arrangement, liquidation, or succession

    (3) Articles of incorporation and by-laws

       (i)   Articles of Incorporation filed August 9, 1990 *               None

       (ii)  By-Laws. *                                                     None

       (iii) Certificates of Amendment to the Articles of
              Incorporation  filed November 18, 1993 and
              September 24, 1993. *                                         None

    (4) Instruments defining the rights of security holders, including indentures

        (a) Specimen Share Certificate for Common Stock. *                  None

    (9)  Voting Trust Agreement and amendments                              None

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

        (10.9)  Small Potatoes Contract+

        (10.10) Employment Agreement with C.E. Rick Strattan dated
                 May 30, 2001++

        (10.11) Employment Agreement of C.E. Rick Strattan dated
                 October 14, 2003+++

        (10.12) Employment Agreement of George L. Fails dated
                 October 14, 2003****

    (11)  Statement re: computation of per share earnings              Note 1(k)
                                                                    to Financial
                                                                      Statements
    (13) Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders

    (14)  Code of Ethics

    (16)  Letter on changes in certifying accountant***                     None

    (18)  Letter on change in accounting principles                         None

    (21)  Subsidiaries of the small business issuer                         None

    (22)  Published Report regarding matters submitted to vote of
          security holders                                                  None

    (23)  Consent of experts and counsel                                    None

    (24)  Power of Attorney                                                 None

    (31)  Rule 13a-14(a)/15d-14a(a) Certifications****

    (32)  Section 1350 Certifications****

    (99)  Additional Exhibits

    (100) XBRL-Related Documents

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

                                              CTD HOLDINGS, INC.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                            Date: April 2, 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                            Date: April 2, 2007

                                            By: /s/ George L. Fails
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                            Date: April 2, 2007