Form 10QSB
period 2007-03-31
CTD HOLDINGS INC
filed 2007-05-16
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2007.

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

As of May 10, 2007, the Company had outstanding 15,918,489 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

PART I.  Financial Information

Item 1.  Financial Statements.


                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                March 31, 2007
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                        $    39,229
 Accounts receivable                                                   62,306
 Inventory                                                             93,573
 Investment due from related party                                    141,989
 Prepaid and other current assets                                      20,779
                                                                  -----------
     Total current assets                                             357,876


PROPERTY AND EQUIPMENT, NET                                           413,636

OTHER
 Intangibles, net                                                       9,918
                                                                  -----------
  TOTAL ASSETS                                                    $   781,430
                                                                  ===========


                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 2007
                                                                 --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                            $    44,299
 Shareholder Loan                                                       1,599
 Current portion of long-term debt                                      6,182
                                                                  -----------
         Total current liabilities                                     52,080
                                                                  -----------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 140,873
                                                                  -----------

STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value  $  .0001  per  share,
  100,000,000  shares authorized, 16,450,333 shares
  issued and outstanding                                                1,645
 Preferred stock, par value $.0001 per share, 5,000,000
  shares authorized; Series A, 1 share issued and outstanding               -
 Additional paid-in capital                                         2,906,240
 Accumulated deficit                                               (2,319,408)
                                                                  -----------
      Total stockholders' equity                                      588,477
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   781,430
                                                                  ===========


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------
PRODUCT SALES                                     $    151,226     $    166,810

COST OF PRODUCTS SOLD                                    2,145           40,217
                                                  ------------     ------------
GROSS PROFIT                                           149,081          126,593
                                                  ------------     ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           150,931           98,666
ACQUISITION COSTS                                            -           49,662
                                                  ------------     ------------
                                                       150,931          148,328
                                                  ------------     ------------
OTHER INCOME (EXPENSE)
 Investment and other income                             6,942            3,582
 Interest expense                                       (1,779)          (1,892)
                                                  ------------     ------------
     Total other income                                  5,163            1,690
                                                  ------------     ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                    3,313          (20,045)

INCOME TAXES                                                 -                -
                                                  ------------     ------------
NET INCOME (LOSS)                                        3,313          (20,045)
                                                  ============     ============
NET INCOME (LOSS) PER COMMON SHARE                        .000            (.001)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 16,077,937       14,072,286
                                                  ============     ============


                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2007            2006
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $      3,313  $    (20,045)
                                                     ------------  ------------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                            5,232         6,580
   Stock issued to employees                               25,052        21,745
   Increase or decrease in:
     Accounts receivable                                   (3,197)      (28,372)
     Inventory                                            (13,826)      (42,926)
     Prepaid expenses                                       3,334             -
     Accounts payable and accrued expenses                 (7,867)       84,544
                                                     ------------  ------------
       Total adjustments                                    8,728        41,571
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                            12,041        21,526
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements           (6,976)       (2,326)
 Investment with related party                             (6,449)     (122,172)
 Redemption of certificate of deposit                           -       121,028
                                                     ------------  ------------
  NET CASH USED FOR INVESTING ACTIVITES                   (13,425)       (3,470)
                                                     ------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                  (1,129)       (1,812)
 Payment received (paid) on stockholder loan               18,113        (3,467)
 Loan to shareholder                                            -        (6,912)
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                  16,984       (12,191)
                                                     ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  15,600         5,865

CASH AND CASH EQUIVALENTS, beginning of period             23,629        31,026
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $     39,229  $     36,891
                                                     ============  ============

                                   (Continued)

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)



                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2007          2006
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest             $      1,779  $      5,359
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY
  Common stock issued for services                   $     25,052  $     21,745
                                                     ============  ============



                See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)


The information presented herein as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, is unaudited.

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

Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2006.

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

(3) INCOME TAXES

For 2006, no income tax expense or benefit was reported for the three month period ended March 31, 2006 due to the Company realizing a tax loss for the period. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2007, no income tax expense was reported for the three month period ended March 31, 2007, due to the Company utilizing the benefit of its net operating loss carryforward.

(4) CONCENTRATIONS

Sales to the three major customers were 64% of total sales for the three months ended March 31, 2007. Sales to three major customers were 66% of total sales for the three months ended March 31, 2006.

Substantially all 2007 and 2006 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2007, the Company has employment agreements with two officers for total monthly salaries of $5,000. In addition, the Company's president is awarded shares of common stock each month. The number of shares due is equal to $6,500 divided by eighty percent of the closing price of the Company's common stock price on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2007, the Company awarded 744,792 shares and recognized an expense of $25,052 for stock awarded under the agreements.

For 2006, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2006, the Company awarded 357,142 shares and recognized an expense of $21,745 for stock awarded under these agreements.

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

(6)  CHANGE IN ACCOUNTING ESTIMATE

During 2007, the Company received a favorable price adjustment for inventory acquired and resold in 2006, resulting in reduction in cost of goods sold for 2007 of $7,700.

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

Liquidity and Capital Resources

Our cash and short-term investments increased to $181,000 as of March 31, 2007, compared to $159,000 as of December 31, 2006. The increase for the three months ended March 31, 2007, was due primarily to an increase in cash flow from operations.

As of March 31, 2007, our working capital was $305,000 compared to $264,000 at December 31, 2006. Our cash flows from operations for the first three months of 2007 was $12,000 compared to $22,000 for the same period in 2006. This decrease was due primarily to timing differences in accounts payable.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and through March 31, 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We began more renovations during the second quarter of 2006 and capitalized $17,000 of improvements in 2006. For the three months ended March 31, 2007, we capitalized $7,000. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

We have no off-balance sheet arrangements at March 31, 2007.

Results of Operations

Total product sales to date in 2007 were $151,000 compared to $167,000 for the same period in 2006. Our major customers continue to be repeat purchasers. In 2007, three of our major customers accounted for 64% of our sales. In 2006, we had three major customers accounting for 66% of our sales.

Our gross profit margin increased to 99% for the three months ended March 31, 2007 from 76% for the three months ended March 31, 2006, compared to 85% for the year ended December 31, 2005. During 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700, which had a 5% favorable gross profit effect. Changes in the product mix in sales also has a significant effect on our overall gross profit percentage form period to period. During our attempt to acquire CycloLab during 2006, we were buying most of our products from CycloLab. This has resulted in termporary increased product costs and lower gross margins for some products than we have experienced historically.

Our SG&A expenses increased to $151,000 for the three months ended March 31, 2007, from $148,000 for the three months ended March 31, 2006. During 2007, SG&A expenses include a $25,000 bonus to our President and $19,000 in legal expenses related to the lawsuit with Eline Entertainment Group, Inc. During 2006, we incurred $50,000 in direct expenses related to consulting, legal and accounting fees incurred as a result of the Company's attempted acquisition of Cyclolab.

We may incur significant future legal fees as the result of our lawsuit with Eline Entertainment Group, Inc.

We recognized net income of $3,000 for the three months March 31, 2007, compared to a net loss of $(20,000) for the three months ended March 31, 2006.

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

Item 6.  Exhibits.


     (2)  Plan of purchase, sale, reorganization, arrangement,
          liquidation or succession                                       None

     (3)  Articles of incorporation and by-laws

          (i)   Articles of Incorporation filed August 9, 1990               *

          (ii)  By-Laws                                                      *

          (iii) Certificates of Amendment to the Articles of
                Incorporation  filed November 18, 1993 and
                September 24, 1993                                           *

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

     (18) Letter on change in accounting principles                       None

     (19) Reports Furnished to Security Holders                           None

     (22) Published  Report regarding Matters Submitted to Vote of
          Security  Holders                                               None

     (23) Consent of Experts and Counsel                                  None

     (24) Power of Attorney                                               None

     (31) Rule 13a-14(a)/15d-14a(a) Certifications                        ****

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

                                             CTD HOLDINGS, INC.



Date:  May 15, 2007                          /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan, President
                                             Chief Executive Officer,
                                             Chief Operating Officer and
                                             Chief Financial Officer