Form 10QSB
period 2007-06-30
CTD HOLDINGS INC
filed 2007-08-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2007.

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

As of July 23, 2007, the Company had outstanding 15,812,015 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

                         PART I. Financial Information

Item 1.  Financial Statements.

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                          June 30, 2007
                                                          -------------
CURRENT ASSETS
 Cash and cash equivalents                                $      43,103
 Accounts receivable                                             28,455
 Inventory                                                       94,564
 Investment due from related party                              258,951
 Prepaid and other current assets                                 9,604
                                                          -------------
     Total current assets                                       434,677


PROPERTY AND EQUIPMENT, NET                                     414,430

OTHER
 Intangibles, net                                                12,193
                                                          -------------
  TOTAL ASSETS                                            $     861,300
                                                          =============


                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30, 2007
                                                          -------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                    $      13,662
 Shareholder Loan                                                   590
 Current portion of long-term debt                                6,182
                                                          -------------
         Total current liabilities                               20,434
                                                          -------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                           138,842
                                                          -------------

STOCKHOLDERS' EQUITY
 Class A  common  stock,  par  value  $  .0001  per
  share,  100,000,000  shares authorized, 17,533,666
  shares issued and outstanding                                  1,753
 Preferred  stock,  par value  $.0001 per share,
  5,000,000  shares  authorized; Series A, 1 share
  issued and outstanding
 Additional paid-in capital                                   2,934,570
 Accumulated deficit                                         (2,234,299)
                                                          -------------
      Total stockholders' equity                                702,024
                                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     861,300
                                                          =============


                See Accompanying Notes to Financial Statements.

                              CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            -----------------------    -----------------------
                              2007        2006            2007        2006
                            -----------  ----------    -----------  ----------
PRODUCT SALES               $   179,697  $  127,446    $   330,923  $  294,256

COST OF PRODUCTS SOLD            12,508      37,953         14,653      78,170
                            -----------  ----------    -----------  ----------
GROSS PROFIT                    167,189      89,493        316,270     216,086
                            -----------  ----------    -----------  ----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES         84,896     102,604        235,827     201,270

ACQUISITION COSTS                     -       6,362              -      56,024
                            -----------  ----------    -----------  ----------
                                 84,896     108,966        235,827     257,294
                            -----------  ----------    -----------  ----------
OTHER INCOME (EXPENSE)
 Investment and other
  income                          6,380       3,094         13,322       6,676
 Interest expense                (3,564)     (2,733)        (5,343)     (4,625)
                            -----------  ----------    -----------  ----------
     Total other income
     (expense)                    2,816         361          7,979       2,051
                            -----------  ----------    -----------  ----------
NET INCOME (LOSS) BEFORE
 INCOME TAXES                    85,109     (19,112)        88,422     (39,157)

 Income Taxes                         -           -              -           -
                            -----------  ----------    -----------  ----------
NET INCOME (LOSS)           $    85,109     (19,112)        88,422     (39,157)
                            ===========  ==========    ===========  ==========
NET INCOME (LOSS) PER
 COMMON SHARE

       Net income (loss)
         per share          $   .005     $  (.001)     $      .005  $    (.003)
                            ===========  ==========    ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   16,992,000  14,467,227     16,534,968  14,269,757
                            ===========  ==========    ===========  ==========

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        2007           2006
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $   88,422     $  (39,157)
                                                     ----------     ----------
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:

    Depreciation and amortization                        10,658         13,325
    Stock awarded to employees                           53,490         45,107
    Increase or decrease in:
      Accounts receivable                                30,654        (38,235)
      Inventory                                         (14,817)       (42,048)
      Prepaid expenses                                   14,509              -
      Accounts payable and accrued expenses             (38,504)        19,801
                                                     ----------     ----------
       Total adjustments                                 55,990         (2,050)
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                        144,412        (41,207)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements        (12,846)       (11,505)
 Redemption of certificate of deposit                         -        131,381
 Capitalized patent database costs                       (2,625)             -
Investment with related party                          (123,411)       (53,323)
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                       (138,882)        66,553
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                              (3,160)        (3,427)
 Payments on stockholder loan                                 -         (3,467)
 Loan to stockholder                                        590        (12,450)
 Received from stockholder                               16,514              -
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                13,944        (19,344)
                                                     ----------     ----------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                   19,474          6,002

                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)

                                                         Six Months Ended
                                                              June 30,

                                                     ------------------------
                                                        2007           2006
                                                     ----------     ---------

CASH AND CASH EQUIVALENTS, beginning of period           23,629        31,026
                                                     ----------     ---------
CASH AND CASH EQUIVALENTS, end of period             $   43,103     $  37,028
                                                     ==========     =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                              $    5,343     $   4,625
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                   $   53,490     $  45,107
                                                     ==========     =========

                               CTD HOLDINGS,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

The information presented herein as of June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2006.

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

(3) INCOME TAXES

For 2006, no income tax expense or benefit was reported for the three and six month periods ended June 30, 2006 due to the Company realizing a tax loss for the period. The Company increased its deferred tax asset valuation allowance for the increase in the deferred tax asset as a result of its tax loss.

For 2007, no income tax expense was reported for the three and six month periods ended June 30, 2007, due to the Company utilizing the benefit of its net operating loss carryforward.

(4) CONCENTRATIONS

Sales to the two major customers were 50% of total sales for the six months ended June 30, 2007. Sales to three major customers were 62% of total sales for the six months ended June 30, 2006.

Substantially all 2007 and 2006 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory, which is located in Hungary. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2007, the Company has employment agreements with two officers for total monthly salaries of $5,000. In addition, the Company's president is awarded shares of common stock each month. The number of shares due is equal to $6,500 divided by eighty percent of the closing price of the Company's common stock price on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and six months ended June 30, 2007, the Company awarded 1,083,333 and 1,828,125 shares and recognized an expense of $28,438 and $53,490, respectively, for stock awarded under the agreements.

For 2006, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers were awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and six months ended, June 30, 2006, the Company awarded 462,500 and 819,642 shares and recognized an expense of $23,362 and $45,107, respectively, for stock awarded under these agreements.

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

(6)  CHANGE IN ACCOUNTING ESTIMATE

In January 2007, the Company received a favorable price adjustment for inventory acquired and resold in 2006, resulting in reduction in cost of goods sold for 2007 of $7,700 for six months ended June 30, 2007.

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

Liquidity and Capital Resources

Our cash and short-term investments increased to $302,000 as of June 30, 2007, compared to $159,000 as of December 31, 2006. The increase for the six months ended June 30, 2007, was due primarily to an increase in cash flow from operations.

As of June 30, 2007, our working capital was $414,000 compared to $264,000 at December 31, 2006. Our cash flows from operations for the first six months of

2007 was $144,000 compared to $(41,000) for the same period in 2006. This increase is due primarily to our reporting net income in 2007 versus reporting a loss in 2006.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and through March 31, 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We began more renovations during the second quarter of 2006 and capitalized $17,000 of improvements in 2006. For the six months ended June 30, 2007, we capitalized $12,000. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

During 2007, we began a major upgrade and update of our cyclodextrin patent database. This database is an important resource for our customers seeking information on existing applications of cyclodextrins. For the six months ending June 30, 2007, we capitalized $2,265 for this update. We expect the total project to cost $15,000 and to be completed by December 31, 2007.

We have no off-balance sheet arrangements at June 30, 2007.

Results of Operations

Total product sales to date in 2007 were $331,000 compared to $294,000 for the same period in 2006. Sales for the quarter ending June 30, 2007 and 2006 were $180,000 and $127,000, respectively. Our major customers continue to be repeat purchasers. In 2007, three of our major customers accounted for 58% of our sales. In 2006, we had three major customers accounting for 62% of our sales.

Our gross profit margin increased to 96% for the six months ended June 30, 2007 from 73% for the six months ended June 30, 2006, compared to 77% for the year ended December 31, 2006. For 2007, our product sales of Trappsol HPB increased, which significantly increased our overall gross margin. Also during 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700, which had a 2% favorable gross profit effect. Historically, changes in the sales product mix has a significant effect on our overall gross profit percentage from period to period. During our attempt to acquire CycloLab during 2006, we were buying most of our products from CycloLab. For 2006, this practice resulted in temporary increased product costs and lower gross margins for some products then we had experienced historically.

Our recurring SG&A expenses increased to $236,000 for the six months ended June 30, 2007, from $201,000 for the six months ended June 30, 2006. During 2007, SG&A expenses include a $25,000 bonus to our President and $28,000 in legal expenses related to the lawsuit with Eline Entertainment Group, Inc. During 2006, we also incurred $56,000 in direct expenses related to consulting, legal and accounting fees incurred as a result of the Company's attempted acquisition of CycloLab.

We may incur significant future legal fees as the result of our lawsuit with Eline Entertainment Group, Inc.

Interest income increased from the investment of cumulative positive cash from operations.

We recognized net income of $85,000 and $88,000 for the six and three month periods ending June 30, 2007, compared to a net loss of $(39,000) and $(20,000) for the six and three months ended June 30, 2006.

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

         (10.11) Employment  Agreement of C.E. Rick Strattan
                 dated October 14, 2003                                    +++

         (10.12) Employment  Agreement  of George L. Fails
                 dated  October 14, 2003                                  ****

         (10.13) Addendum to Share Exchange Agreement with Eline
                 Entertainment Group                                      ++++

         (10.14) Share Exchange Agreement with Eline Entertainment
                 Groups                                                  +++++

     (11) Statement re: computation of per share earnings            Note 2 to
                                                                     Financial
                                                                    Statements

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

                                             CTD HOLDINGS, INC.



Date:  August 10, 2007                       /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan, President
                                             Chief Executive Officer,
                                             Chief Operating Officer and
                                             Chief Financial Officer