Form 10QSB
period 2007-09-30
CTD HOLDINGS INC
filed 2007-11-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2007.

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

As of November 6, 2007, the Company had outstanding 15,812,015 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

                          PART I. Financial Information

Item 1.  Financial Statements.

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                           September 30, 2007
                                                           ------------------
CURRENT ASSETS
 Cash and cash equivalents                                 $           24,817
 Accounts receivable                                                   77,682
 Inventory                                                            105,295
 Investment due from related party                                    337,317
 Prepaid Expenses                                                       2,000
                                                           ------------------
     Total current assets                                             547,111
                                                           ------------------

PROPERTY AND EQUIPMENT, NET                                           416,718
                                                           ------------------
OTHER ASSETS
 Loan to officer                                                        1,530
 Intangibles, net                                                      21,740
                                                           ------------------
     Total other assets                                                23,270
                                                           ------------------
  TOTAL ASSETS                                             $          987,099
                                                           ==================

                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           September 30, 2007
                                                           ------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                     $           21,415
 Current portion of long-term debt                                      6,182
                                                           ------------------
         Total current liabilities                                     27,597
                                                           ------------------

LONG-TERM LIABILITIES
 Long-term debt, less current portion                                 136,815
                                                           ------------------

STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share,
  100,000,000 shares authorized, 19,239,916 shares
  issued and outstanding                                                1,924

 Preferred stock, par value $.0001
  per share, 5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                                    -
 Additional paid-in capital                                         2,985,029

 Accumulated deficit                                               (2,164,266)
                                                           ------------------
      Total stockholders' equity                                      822,687
                                                           ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $          987,099
                                                           ==================


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                            ------------------------   ------------------------
                                2007         2006          2007         2006
                            -----------  -----------   -----------  -----------

PRODUCT SALES               $   226,710  $   112,970   $   557,633  $   407,226

COST OF PRODUCTS SOLD            45,594       32,525        60,247      110,695
                            -----------  -----------   -----------  -----------
GROSS PROFIT                    181,116       80,445       497,386      296,531
                            -----------  -----------   -----------  -----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        116,994      117,812       352,821      319,082
ACQUISITION COSTS                     -       26,778             -       82,802
                            -----------  -----------   -----------  -----------
                                 64,122      144,590       352,821      401,884
                            -----------  -----------   -----------  -----------

OTHER INCOME (EXPENSE)
 Investment and other
  income                          8,547        4,635        21,869       11,311
 Interest expense                (2,636)      (2,746)       (7,979)     ( 7,371)
                            -----------  -----------   -----------  -----------
     Total other income
     (expense)                    5,911        1,889        13,890        3,940
                            -----------  -----------   -----------  -----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                    70,033      (62,256)      158,455     (101,413)

 Income Taxes                         -            -             -            -
                            -----------  -----------   -----------  -----------
NET INCOME (LOSS)           $    70,033  $   (62,256)  $   158,455  $  (101,413)
                            ===========  ===========   ===========  ===========

NET INCOME (LOSS) PER COMMON
 SHARE                      $      .004  $     (.004)  $      .009  $     (.007)
                            ===========  ===========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   17,533,666   15,009,821    18,383,406   14,516,445
                            ===========  ===========   ===========  ===========

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2007          2006
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $    158,455   $  (101,413)
                                                     ------------  ------------
 Adjustments to reconcile net income
  to net cash provided by operating activities:

     Depreciation and amortization                         16,559        20,348
     Stock awarded to employees                           104,120        84,145
     Increase or decrease in:
       Accounts receivable                                (18,573)        6,241
       Inventory                                          (25,548)        1,206
       Prepaid expenses                                    22,113        (4,113)
       Accounts payable and accrued expenses              (30,751)       15,027
                                                     ------------  ------------
        Total adjustments                                  67,920       122,854
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                       226,375        21,441
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (19,974)      (18,046)
 Patent database costs                                    (13,233)            -
 Redemption of certificate of deposit                           -       131,381
Investment with related party                            (201,777)     (128,616)
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                      (234,984)      (15,281)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                                (5,187)       (5,070)
 Payments on stockholder loan                                   -        (3,467)
 Loan to stockholder                                            -       (14,711)
 Received from stockholder                                 14,984             -
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                   9,797       (23,248)
                                                     ------------  ------------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                      1,188       (17,088)

                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2007          2006
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, beginning of period             23,629        31,026
                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period             $     24,817   $    13,938
                                                     ============   ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                              $      7,979   $     9,101
                                                     ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                   $    104,120   $    84,145
                                                     ============   ===========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

The information presented herein as of September 30, 2007, and for the three and nine month periods ended September 30, 2007, and 2006, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2006.

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

For 2007, no income tax expense was reported for the three and nine month periods ended September 30, 2007, due to the Company utilizing the benefit of its net operating loss carryforward.


(4)  CONCENTRATIONS

Sales to four major customers were 67% of total sales for the nine months ended September 30, 2007. Sales to three major customers were 51% of total sales for the nine months ended September 30, 2006.

Substantially all 2007 and 2006 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory, which is located in Hungary. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5)  COMMITMENTS AND CONTINGENCIES

For 2007, the Company has employment agreements with two officers for total monthly salaries of $5,000. In addition, the Company's president is awarded shares of common stock each month. The number of shares due is equal to $11,500 divided by eighty percent of the closing price of the Company's common stock price on the last day of each month. The $11,500 amount is a combination of $6,500 under the employment agreement and $5,000 awarded as a monthly bonus effective July 1, 2007. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and nine months ended September 30, 2007, the Company awarded 1,677,083 and 3,505,208 shares and recognized an expense of $50,031 and $103,520, respectively, for stock awarded under the agreements. Effective July 1, 2007, the Company also issued 29,166 shares of stock to an employee and expensed $870 for the three and nine months ended September 30, 2007.

For 2006, the Company has employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers were awarded shares of common stock each month. The number of shares due is equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and nine months ended September 30, 2006, the Company awarded 972,231 and 1,791,873 shares and recognized an expense of $38,478 and $83,585, respectively, for stock awarded under these agreements.

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

(6)  CHANGE IN ACCOUNTING ESTIMATE

In January 2007, the Company received a favorable price adjustment for inventory acquired and resold in 2006, resulting in reduction in cost of goods sold for 2007 of $7,700 for nine months ended September 30, 2007.

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

In 2004, we amended the Company's Articles of Incorporation authorizing a series of "blank check" preferred stock consisting of 5,000,000 shares and created and issued one share of Series A Preferred Stock, setting forth its designations, rights and preferences. The more significant right is that the owner of the one Series A Preferred share votes with the holders of common stock on all matters submitted to a vote of our shareholders. The owner of the one share of Series A Preferred Stock is entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the right to the one outstanding share of Series A Preferred Stock to Eline
Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire CycloLab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings".

Liquidity and Capital Resources

Our cash and short-term investments increased to $362,000 as of September 30, 2007, compared to $159,000 as of December 31, 2006. The increase for the nine months ended September 30, 2007, was due primarily to an increase in cash flow from operations.

As of September 30, 2007, our working capital was $520,000 compared to $264,000 at December 31, 2006. Our cash flows from operations for the first nine months of 2007 was $226,000 compared to $21,000 for the same period in 2006. This increase is due primarily to our reporting net income in 2007 versus reporting a loss in 2006.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2004. During 2005 and through March 31, 2006, we suspended our improvement and renovations program to redirect our financial resources to the CycloLab acquisition. We began more renovations during the second quarter of 2006 and capitalized $17,000 of improvements in 2006. For the nine months ended September 30, 2007, we capitalized $19,000. We remain committed to a Research Park facility for the 40-acre site. The office renovations will be followed by improved security operations and modest guest facilities. Contingent on the Company's ability to financially support modest expansions that will lead to a formal site plan, we anticipate spending at least another $100,000 over the next two years to position the Company to initiate a 5-year plan for a new Cyclodextrin Research Park.

During 2007, we began a major upgrade and update of our cyclodextrin patent database. This database is an important resource for our customers seeking information on existing patented applications of cyclodextrins. For the nine months ending September 30, 2007, we capitalized $13,000 for this update. We expect the initial project to cost $20,000 and to be completed by December 31, 2007 and to begin selling subscriptions to customers. In 2008, we will enter all patent applications and continue to enhance the database for ease of use and completeness. We expect enhancement and maintenance costs to be $20,000 annually for the foreseeable future.

We have no off-balance sheet arrangements at September 30, 2007.

Results of Operations

Total product sales to date in 2007 were $558,000 compared to $407,000 for the same period in 2006. Sales for the quarter ending September 30, 2007 and 2006 were $227,000 and $113,000, respectively. Our major customers continue to be repeat purchasers. In 2007, four of our major customers accounted for 67% of our sales. In 2006, our four largest customers accounted for 59% of our sales (three major customers representing 51% of sales).

Our gross profit margin increased to 89% for the nine months ended September 30, 2007 from 73% for the nine months ended September 30, 2006, compared to 77% for the year ended December 31, 2006. For 2007, our product sales of Trappsol HPB increased, which significantly increased our overall gross margin. Also during 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700, which had a 1% favorable gross profit effect. Historically, changes in the sales product mix has a significant effect on our overall gross profit percentage from period to period. During our attempt to acquire CycloLab during 2006, we were buying most of our products from CycloLab. For 2006, this practice resulted in temporary increased product costs and lower gross margins for some products than we had experienced historically. For 2007, our gross profit has increased to normal historical levels.

Our recurring SG&A expenses increased to $353,000 for the nine months ended September 30, 2007, from $319,000 for the nine months ended September 30, 2006. During 2007, SG&A expenses include a $25,000 cash bonus and $22,000 in stock bonuses to our President and $33,000 in legal expenses related to the lawsuit with Eline Entertainment Group, Inc. During 2006, we also incurred $83,000 in direct expenses related to consulting, legal and accounting fees incurred as a result of the Company's attempted acquisition of CycloLab.

We may incur significant future legal fees as the result of our lawsuit with Eline Entertainment Group, Inc.

Interest income increased from the investment of cumulative positive cash from operations.

We recognized net income of $158,000 and $70,000 for the nine and three month periods ending September 30, 2007, compared to a net loss of $(101,000) and $(62,000) for the nine and three months ended September 30, 2006.

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

NONE

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

The Company's Board of Directors has decided to create an additional class of preferred share to be referred to as the Series B Preferred Share. The Series B Preferred Share would entitle the holder to vote, in addition to other shares owned by the holder, the number of votes equal to the number of the authorized, but unissued common shares of the Company. Action to approve the proposed amendment would not occur until an Information Statement is filed and approved by the Securities and Exchange Commission.

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

                                             CTD HOLDINGS, INC.



Date:  November 13, 2007                     /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer