Form 10KSB
period 2007-12-31
CTD HOLDINGS INC
filed 2008-04-04
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year:  $751,176

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $210,460 based on the average high ($.02) and low ($.02) price as of March 11, 2008, of $.02 per share. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,705,541 shares of Common Stock as of March 11, 2008.

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

     In 2002 we became the exclusive North American distributor of the CD products manufactured by Cyclolab. We intend to form additional business relationships with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility and thereby strengthen our competitive advantage. CTD Holdings continues to consider Cyclolab as a potential acquisition, even after the failed 2006 effort due to misrepresentation by potential investors that has led to continuing litigation. Cyclolab will certainly play a leading role in the future Josef Szejtli Research Park at the Company's current corporate site.

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

     In March 2008, the Company paid off the mortgage in the first step to create the research park. The Property is in a region that is experiencing moderate population and development growth which has increased the market value of the Property. Management believes the limits of insurance coverage are adequate for the Property.

     The Property has a 6,000 sq.ft. facility from which the Company operates its corporate offices. The anticipated remaining useful life of the facility is undetermined, but in Management's estimate exceeds 25 years. The Property's federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended December 31, 2007, are 21.1152 mils and $2,890.68, respectively.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

                                    High               Low


2006          First Quarter        $ 0.09            $ 0.03
              Second Quarter       $ 0.07            $ 0.04
              Third Quarter        $ 0.05            $ 0.03
              Fourth Quarter       $ 0.05            $ 0.02

2007          First Quarter        $ 0.05            $ 0.02
              Second Quarter       $ 0.05            $ 0.02
              Third Quarter        $ 0.04            $ 0.02
              Fourth Quarter       $ 0.05            $ 0.02



     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

Holders

     As of March 11, 2008, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 78.

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

Recent Sales of Unregistered Securities

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Introduction

     CTD Holdings, Inc. (referred to as the "Company," "CTD," or "we," "us," and "our") began operations in 1990. Our revenues are principally derived from the resale of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, shipping costs for our current order quantities are making domestic sources more competitively priced. To add value to our products, we maintain a database of patented and patent pending uses of cyclodextrins as recorded by the United States Patent & Trademark Office. We also maintain a database that includes patents issued in many other countries of the World. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

     In 2004, we authorized a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Share of Series A Preferred Stock are entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire
Cyclolab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings".

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

Liquidity and Capital Resources

     Our cash, short-term investments and certificates of deposit increased to $474,000 as of December 31, 2007, from $159,000 at December 31, 2006. Our cash flow from operations for 2007 was $370,000 compared to $26,000 for 2006. The increased cash flow from operations is due primarily to increased sales.

     We have $1,300,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. In 2007, we recognized $450,000 in deferred tax assets as the result of reducing our deferred tax asset valuation allowance to 0% from 100%.

     Sales increased 39% to $751,000 from $542,000 in 2006. In addition, our gross profit percentage increased to 84% from 76% in 2006. For 2007, we had net income of $654,000 compared to a loss of $(102,000) in 2006.

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

     Beginning in 2003, we began improvements and renovations of our corporate office and have invested $140,000 through December 31, 2006.

     During 2007, we capitalized $51,000 of facility improvements, including paving our limerock driveway and completing our office renovation. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2008, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

     Our plans for the research park are contingent on the Company's ability to fund our building plan from operating profits and cash flow. We do not plan to incur additional debt.

     During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. This database is an important resource for our customers seeking information on existing U.S. patented applications of cyclodextrins. We capitalized $33,000 for this database. We expect the initial project to cost $55,000 and to be completed by March 31, 2008 and to begin selling subscriptions to customers. In 2008, we will enter all U.S. patent applications and continue to enhance the database for ease of use and completeness. We expect enhancement and maintenance costs to be $20,000 annually for the foreseeable future.

     We issued 5,118,750 shares and 1,805,873 shares of our common stock to officers and employees for compensation earned under employment agreements for 2007 and 2006, respectively.

     We have no off-balance sheet arrangements as of December 31, 2007.

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

     At the end of 2007, we began to renovate three buildings in our corporate office park that were idle from our former mushroom farming operation. The carrying value of these long-lived assets is $75,000. During 2006, the Company recorded a $12,500 impairment allowance for an autoclave not currently used in the Company's operation. In 2007, we removed the autoclave from the building and are attempting to sell it. We are currently renovating one building to be used as an inventory warehouse and the other two are being combined and renovated to make an auditorium.

Valuation Allowance on Deferred Tax Assets

     SFAS 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Our net deferred tax assets are $450,000, comprised principally of $1,300,000 of net operating loss carryforwards (NOLs), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

     For 2007, we reported net income before taxes of $204,000. In 2007, we reduced our valuation allowance of our deferred tax asset to 0% from 100% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset. Our sales level has increased to an amount that supports expected profitability on a continuing basis for at least the next three to five years. During 2006, we maintained our historical deferred tax asset valuation allowance at 100% based on the Company's history of prior losses, and our sales volatility that collectively reduces the chance of realization of our deferred tax assets. The range of possible judgments relating to the valuation of our deferred tax asset is very wide. For example, in 2005 and 2006, we have determined the weight of available evidence did not support a decision that a portion of our deferred tax assets will be realized, resulting in a valuation allowance of 100%. Alternatively, if we had concluded that the weight of available evidence supported a decision that substantially all of our deferred tax assets may be realized, we would have a substantial income tax benefit in our statement of operations prior to 2007.

     Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

2007 Compared to 2006

     Total product sales for 2007 were $751,000, a 39% increase over 2006 sales of $542,000. Our major customers continue to be repeat purchasers. In 2007, our four largest customers accounted for 59% of our sales; the largest accounted for 20% of sales. In 2006, our four largest customers accounted for 58% of our sales; the largest accounted for 22% of sales.

     Our gross profit margin of 85% for 2007 increased significantly compared to 77% for 2006. For 2007, our product sales of Trappsol HPB increased, which significantly increased our overall gross margin. Historically, changes in the sales product mix has a significant effect on our overall gross profit percentage from period to period. During our attempt to acquire CycloLab during 2006, we were buying most of our products from CycloLab. For 2006, this practice resulted in temporary increased product costs and lower gross margins for some products than we had experienced historically. For 2007, our gross profit has increased to normal historical levels. Management expects our gross profit to remain in the 80% range for 2008.

     Our SG&A expenses increased to $439,000 in 2006 from $351,000 in 2005 (excluding $112,000 of costs in 2006 related to the attempted acquisition of
Cyclolab), primarily as a result of an increase in stock based compensation to officers and employees and increased litigation expenses. Our stock compensation was $150,000 in 2007 compared to $84,000 in 2006. In 2006, we incurred $112,000 in direct expenses related to consulting, legal and accounting fees incurred as a result of the Company's attempted acquisition of Cyclolab.

     For 2007 and 2006, the Company had employment agreements with two officers for cash and stock compensation. For 2007, the Company awarded 5,118,750 shares and recognized an expense of $150,000 for stock awarded under these arrangements. For 2006, the Company awarded 1,805,873 shares and recognized an expense of $84,000 for stock awarded under these arrangements.

     In 2006, Management determined the sports memorabilia collection to be fully impaired due to lack of marketability and recorded an impairment charge of $50,402.

     We may incur significant future legal fees as the result of our continuing lawsuit with Eline Entertainment Group, Inc.

     Interest income increased from the investment of cumulative positive cash from operations.

     In 2007, we reduced the valuation allowance of our deferred tax asset from 100% to 0% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset. For 2006, we maintained the valuation allowance of our deferred tax asset at 100% and did not have a net income tax benefit or expense.

     We recognized net income for 2007 of $654,000 compared to a net loss of $(102,000) for 2006.

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

Item 7.  Financial Statements.

                        BAUMANN, RAYMONDO & COMPANY, P.A.
                         405 NORTH REO STREET, SUITE 200
                                 TAMPA, FL 33609

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High Springs, Florida

We have audited the consolidated balance sheet of CTD Holdings, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of CTD Holdings, Inc. internal control over financial reporting as of December 31, 2007 included in the accompanying management's report on internal control and, accordingly, we do not express an opinion thereon.

\s\ Baumann, Raymondo & Company, P.A.

Baumann, Raymondo & Company PA
Tampa, Florida
March 18, 2008

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $    209,981
 Certificate of deposit                                      100,000
 Accounts receivable                                          85,434
 Inventory                                                   107,624
 Deferred tax asset                                           75,000
 Investment due from related party                               853
 Other current assets                                          2,442
                                                        ------------
     Total current assets                                    581,334
                                                        ------------
PROPERTY AND EQUIPMENT, NET                                  437,435
                                                        ------------
OTHER
 Certificates of deposit                                     163,985
 Deferred tax asset                                          375,000
 Intangibles, net of accumulated amortization of $5,910       40,967
                                                        ------------
     Total other assets                                      579,952
                                                        ------------
TOTAL ASSETS                                            $  1,598,721
                                                        ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $     73,664
 Current portion of long-term debt                              3,942
                                                         ------------
      Total current liabilities                                77,606
                                                         ------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                        136,132
   Loan from officer                                           21,330
                                                         ------------
      Total long-term liabilities                             157,462
                                                         ------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
  100,000,000 shares authorized, 20,824,291 shares issued
  and outstanding                                               2,083
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                            -
 Additional paid-in capital                                 3,030,737
 Accumulated deficit                                       (1,669,167)
                                                         ------------
     Total stockholders' equity                             1,363,653
                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  1,598,721
                                                         ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                        2007           2006
                                                   -------------  -------------
PRODUCT SALES                                      $     751,176  $     542,313

COST OF PRODUCTS SOLD                                    118,403        125,188
                                                   -------------  -------------
GROSS PROFIT                                             632,773        417,125
                                                   -------------  -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 Selling, general and administrative                     400,488        345,772
 Legal expenses                                           38,616          4,903
 Acquisition Costs - Cyclolab                                  -        112,353
                                                   -------------   ------------
         Total, selling, general and administrative      439,104        463,028
         Expenses                                  -------------   ------------

SPORTS MEMORABILIA COLLECTION
 Other income (expense)                                        _        (50,402)
                                                   -------------   ------------

OTHER INCOME (EXPENSE)
 Investment and other income                              23,974         19,365
 Interest expense                                        (10,748)       (11,049)
 Loss on disposal of equipment                           ( 3,341)       (13,836)
                                                   -------------   ------------
     Total other income (expense)                          9,885         (5,520)
                                                   -------------   ------------
NET INCOME (LOSS) BEFORE INCOME TAXES              $     203,554   $   (101,825)

INCOME TAX Benefit                                       450,000              -
                                                   -------------   ------------
NET INCOME (LOSS)                                  $     653,554   $   (101,825)
                                                   =============   ============

NET INCOME (LOSS) COMMON SHARE:                    $        .036   $      (.007)
                                                   =============   ============
 Weighted average number of
  common shares outstanding                           17,919,985     14,815,279
                                                   =============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                       COMMON STOCK             PREFERRED STOCK     ADDITIONAL                       TOTAL
                                                                                     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                    SHARES       PAR VALUE    SHARES   PAR VALUE     CAPITAL         DEFICIT         EQUITY
                                  -----------   -----------  --------  ----------  -----------   --------------   ------------
Balance,
December 31, 2005                  13,899,668   $     1,390         1  $        -  $ 2,797,298   $   (2,220,896)  $    577,792

Shares issued under
employment agreements               1,791,873           179         -           -       83,406                -         83,585

Shares issued for services             14,000             2         -           -          558                -            560

Net loss                                    -             -         -           -            -         (101,825)      (101,825)

Balance,                          -----------   -----------  --------  ----------  -----------   --------------   ------------
December 31, 2006                  15,705,541         1,571         1           -    2,881,262       (2,322,721)       560,112

Shares issued under
employment agreements               5,062,501           506         -           -      148,097                -        148,603

Shares issued for services             56,249             6         -           -        1,378                -          1,384

Net income                                  -             -         -           -            -          653,554        653,554

Balance,                          -----------   -----------  --------  ----------  -----------     ------------    -----------
December 31, 2007                  20,824,291   $     2,083         1  $        -  $ 3,030,737     $ (1,669,167)   $ 1,363,653
                                  ===========   ===========  ========  ==========  ===========     ============    ===========

                                       F-5

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2007 AND 2006

                                                           2007         2006
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $   653,554 ($   101,825)
                                                       -----------  -----------
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                            24,368       27,463
   Loss on disposal of equipment                             3,341       13,836
   Stock compensation to employees                         149,987       84,145
   Impairment adjustment-sports memorabilia col.                 -       50,402
   Income tax benefit of deferred tax assets              (450,000)           -
 Increase or decrease in:
   Accounts receivable                                     (26,325)     (22,707)
   Inventory                                               (27,877)     (25,162)
   Other current assets                                     21,671      (24,113)
   Accounts payable and accrued expenses                    21,498       24,075
                                                       -----------  -----------
        Total adjustments                                 (283,337)     127,939

                                                       -----------  -----------
    Net cash provided by operating
    activities                                             370,217       26,114
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (51,388)     (27,628)
 Purchase of certificate of deposit                       (263,985)           -
 Redemption of certificate of deposit                            -      131,381
 Patent database developed                                 (32,913)           -
 Redemption (Investment) with related party                134,687     (110,540)
                                                       -----------  -----------
    Net cash used in investing                            (213,599)      (6,787)
    activities                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                                (8,110)      (6,743)
  Payments on loan payable to stockholder                        -       (3,467)
  Payments (loan) to Shareholder                            16,514      (16,514)
  Loan from shareholder                                     21,330            -
                                                       -----------  -----------
    Net cash provided (used in) financing
    activities                                              29,734      (26,724)
                                                       -----------  -----------
Net increase (decrease) in cash and cash equivalents       186,352       (7,397)

CASH AND CASH EQUIVALENTS, beginning of period              23,629       31,026
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period               $   209,981  $    23,629
                                                       ===========  ===========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2007 AND 2006
                                   (Continued)

                                                         2007         2006
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $    10,748   $     11,049
                                                     ===========   ============
Cash paid for income taxes                           $         -   $          -
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock issued to employees for services      $   149,987   $     84,145
                                                     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

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

     (g) INTANGIBLES - Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible are amortized using the straight-line method over their respective estimated useful lives. Intangible assets also includes the cost of developing a database of patents applied for and issued involving the use of cyclodextrins. Current costs consist primarily of one computer database consultant. The costs of building the database and manipulating the patent information for retrieval are capitalized. The cost of adding new data (such as foreign patent information) is also capitalized. Capitalized database costs are not amortized because there is no indication of any loss of value. The costs of updating, maintaining and operating the patent database are expensed as incurred. Capitalized patent data base costs were $32,913 at December 31, 2007.

     (h) REVENUE RECOGNITION - Revenues are recognized when products are shipped.

     (j) ADVERTISING - Advertising costs are charged to operations when incurred.

     (k)  START-UP COSTS - Start-up costs are expensed as incurred.

     (l) DEFERRED INCOME TAXES -- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (m) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 2), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

     (n) STOCK BASED COMPENSATION - The Company follows the requirements of Statement of Financial Accounting Standard No. 123(R) "Share-Based Payment." The Company has employment agreements which call for stock to be awarded to employees each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The Company also issues periodic stock bonuses to employees. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded.

     (o) RECLASSIFICATIONS - Certain amounts in the 2006 financial statements have been reclassified for comparative purposes to conform with the 2007 presentation.

     (p) NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year end. Management does not believe that any of these new standards will have a material impact on the Company's financial position, results of operations or cash flows.

     (q) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES

     For 2008, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. Also, for 2008, the Company plans to issue shares to one of its employees. The number of shares due is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The stock is subject to trading restrictions under Rule 144.

     For 2007, the Company had employment agreements with two officers for total monthly salaries of $5,500. In addition, each month the President was awarded shares of common stock. The number of shares awarded was equal to a specified dollar amount divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the period January 1, 2007, through June 30, 2007, the amount was $6,500. For the period July 1, 2007, through December 31, 2007, the amount was $11,500. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Beginning July 2007, the Company also issued shares to one of its employees. The number of shares due was equal to $200 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For 2007, the Company awarded 5,118,750 shares and recognized an expense of $150,000 for stock awarded under these arrangements.

     For 2006, the Company had employment agreements with two officers for total monthly salaries of $4,900. In addition, the officers were awarded shares of common stock each month. The number of shares due was equal to $6,000 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2006, the Company awarded 1,805,873 shares and recognized an expense of $84,145 for stock awarded under these arrangements.

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

(3) PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007, consists of:

         Land                                          $    80,000
         Buildings and improvements                        413,565
         Machinery and equipment                            22,218
         Office furniture and equipment                     51,256
                                                       -----------
                                                           567,039

         Less: accumulated depreciation                    129,604
                                                       -----------
                                                           437,435

         Construction in progress                                -
                                                       -----------

         Property and equipment, net                   $   437,435
                                                       ===========

(4) CONCENTRATIONS OF CREDIT RISK:

     Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007, the demand and certificate deposit bank balance was $472,763, plus accrued interest of $1,985. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. Two customers accounted for 82% of the accounts receivable balance at December 31, 2007. The Company has no policy requiring collateral or other security to support its accounts receivable.

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

(5) MAJOR CUSTOMERS AND SUPPLIERS:

     In 2007, three major customers accounted for 49% of total sales. In 2006, three major customers accounted for 49% of total sales.

     Substantially all 2007 and 2006 inventory purchases were from three vendors.

     The Company has only one source for certain manufacturing inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(6) LONG-TERM DEBT:

Long-term debt consists of the following as of December 31, 2007:

         Mortgage note payable to bank, payments of $1,163
          due monthly including principal and interest
          at 7.25%, collateralized by land and buildings
          with a cost of $210,000                                   $  140,074

         Less current portion                                           (3,942)
                                                                    ----------
   Long-term debt, less current portion                             $  136,132
                                                                    ==========

     Maturities on long-term debt as of December 31, 2007, over the next five years and thereafter are as follows:

         Year ending
         December 31,                                  Amount
         ------------                                ---------
             2008                                    $   3,942
             2009                                        4,238
             2010                                        4,556
             2011                                        4,897
             2012                                        5,659
             2013 and thereafter                       116,782
                                                     ---------
                                                     $ 140,074
                                                     =========


(7) RELATED PARTY TRANSACTIONS:

     During 2007, the President (who is also the majority common stockholder) loaned the Company $29,000 plus accrued interest of $131. The loan is unsecured and interest accrues at 5%. The loan has been reduced by $7,801 due to the Company by the President.

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

     The Company has available at December 31, 2007, unused operating loss carryforwards totaling approximately $ 1,300,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

         Year Ending

         December 31,                              Amount
         ------------                           -----------

             2009                               $   445,000
             2010                                   195,000
             2017                                   206,000
             2020                                   280,000
             2021                                    71,000
             2024                                    66,000
             2025                                    37,000
                                                -----------
             Total                              $ 1,300,000
                                                ===========

     If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $450,000 based upon expected income tax rates. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

     For 2007, management reduced the valuation allowance of our deferred tax asset to 0% from 100% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset. For 2006, management determined that a 100% valuation allowance was appropriate, resulting in no income tax expense or benefit for change in its deferred tax asset.

     Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the company's estimate deferred tax asset will change in the near term and be material to the financial statements.

                                                 2007          2006
                                             ----------    ----------
Current income tax benefit (expense)         $  (45,000)   $   28,000

Tax benefit (expense) of temporary              (21,000)      (32,000)
differences

Tax benefit of operating loss carryforwards      66,000         4,000

Decrease (increase) in valuation allowance      450,000             -

                                             ----------    ----------
Total net tax benefit (expense)              $  450,000    $        -
                                             ==========    ==========


(10) SPORTS MEMORABILIA COLLECTION

     In 2006, Management determined the sports memorabilia collection to be fully impaired due to lack of marketability and recorded an impairment charge of $50,402.

(11) PREFERRED STOCK

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

(12)  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     Management reduced its valuation allowance to 0% from 100% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset in the fourth quarter of 2007.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

     a. Management's annual report on internal control over financial reporting.

          1. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

          2. Internal control over financial reporting is a process tailored to the Company's unique circumstances, designed under the supervision of the Company's Chief Executive and Principal Accounting Officer, and effected by the Company's Board of Directors, its consultants and other personnel, taking into account the small size of the Company, small number of employees and others involved in the Company's finances. The process uses a system of checks and balances to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

          - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets and the review of those transactions and dispositions by the Company's compliance officer;

          - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

          - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

          3. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's internal control over financial reporting, as of December 31, 2007 was effective.

          4. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     b. Changes in internal controls.

          The Company made no changes in its internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B.  Other Information.

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

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

     Two (2) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Principal Occupation         Year First Became
                                                                      Director

C.E. Rick Strattan      62        President, CEO and Chairman             1990

George L. Fails         63        Operations Manager                      2001

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

Item 10. Executive Compensation.


                           SUMMARY COMPENSATION TABLE
                                                                                          Long-term compensation
                                                                      ........................................................
                                         Annual compensation                         Awards             Payouts
                       ---------------------------------------------  -------------------------------   -------
                                                                                         Securities
                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)          ($)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============
C.E. Rick Strattan       2007    $ 36,000  $ 25,000         -0-       $ 60,000.00 (2)        -0-          -0-          -0-
President, CEO           2006    $ 36,000        -0-        -0-       $ 60,000.00 (6)        -0-          -0-          -0-
Chairman                 2005    $ 36,000  $ 30,000 (5)     -0-       $ 76,290.00 (1)        -0-          -0-          -0-

George L. Fails          2007    $ 30,000        -0-        -0-                -0-           -0-          -0-          -0-
Operations Manager       2006    $ 22,800        -0-        -0-       $ 12,000.00 (4)        -0-          -0-          -0-
                         2005    $ 16,478        -0-        -0-       $ 15,384.00 (3)        -0-          -0-          -0-

   (1) Reflects grant of 1,202,626 shares
   (2) Reflects grant of 5,062,501 shares
   (3) Reflects grant of 240,525 shares
   (4) Reflects grant of 298,644 shares
   (5) Reflects grant of 500,000 shares
   (6) Reflects grant of 1,493,229 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and $5,000 per month in restricted common shares of the Company through June 30, 2007. For the period January 1, 2007 though June 30, 2007, the number of shares was $6,500 per month. For the period July 1, 2007, though December 31, 2007, the number of shares was $11,500 per month. The number of shares awarded is based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2008, at a base annual salary of $84,000 and $12,500 per month in stock.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly, plus $1,000 per month in restricted common shares of the Company, based on the closing value of the Company's shares on the last day of the month in which the shares are awarded. No shares were awarded in 2006. This contract was extended through December 31, 2008, at a base annual salary of $36,000 and $1,000 per month in stock.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the ownership of the Common Stock of the Company on March 11, 2008, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   4,441,466              33.88%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................     741,091               5.65%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

Aspatuck Holdings, Inc. ....................   2,750,000              20.98%

Kiaran Nicole Brooks  ......................     830,000               6.33%
4123 N.W. 46th Avenue
Gainesville, FL  32606

All Officers and Directors as a group ......   5,182,557              39.53%

                          Equity Compensation Plan Information
                            Number of                                          Number of
                            securities to be                                   securities remaining
                            issued upon exer-                                  available for future
                            cise of outstand-       Weighted-average           issuance under equity
                            ing options,            exercise price of          compensation plans
                            warrants, and           outstanding options,       (excluding securities
Plan category               and rights              warrants and rights        reflected in column (a))
                                  (a)                      (b)                         (c)
--------------------       -------------------      --------------------       ------------------------
Equity compensation
plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved          * * * * * * * * * * * See Note 1 to Table (below) * * * * * * * * * * *
by security holders
                           -------------------      --------------------       ------------------------
Total
                           ===================      ====================       ========================

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

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the stockholder $21,330 at December 31, 2007. The loan is unsecured and interest accrues at 5%. Interest expense related to the loan totaled $131 for the year ended December 31, 2007.

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

    (6)  No exhibit required                                                 N/A

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

    (12)  No exhibit required                                                N/A

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

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.


Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $33,250.00.

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

                                              CTD HOLDINGS, INC.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                            Date: April 4, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                            Date: April 4, 2008

                                            By: /s/ George L. Fails
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                            Date: April 4, 2008