Form 10QSB
period 2008-03-31
CTD HOLDINGS INC
filed 2008-05-15
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-QSB

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2008.

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

As of May 12, 2008, the Company had outstanding 20,930,764 shares of its common stock.

Transitional Small Business Disclosure Format: (_)Yes (x)No

                          PART I. Financial Information

Item 1.  Financial Statements.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                March 31,2008
                                                                --------------
CURRENT ASSETS
 Cash and cash equivalents                                      $     295,801
 Certificate of deposit                                                52,027
 Accounts receivable                                                   32,614
 Inventory                                                            100,812
 Deferred tax asset                                                    75,000
 Investment due from related party                                        788
 Other current assets                                                   2,000
                                                                --------------
     Total current assets                                             559,042
                                                                --------------

PROPERTY AND EQUIPMENT, NET                                           451,041
                                                                --------------
OTHER ASSETS
 Intangibles, net                                                      61,683
 Deferred tax asset                                                   390,000
                                                                --------------
     Total other assets                                               451,683
                                                                --------------
  TOTAL ASSETS                                                  $   1,461,766
                                                                ==============


                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,2008
                                                                --------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                          $      92,532
                                                                --------------


LONG-TERM LIABILITIES
 Loan from officer                                                     25,856
                                                                --------------

STOCKHOLDERS' EQUITY
 Common stock, par value $ .0001 per share,
  100,000,000 shares authorized, 22,574,290 shares
  issued and outstanding                                                2,257

 Preferred stock, par value $.0001
  per share, 5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                                    -
 Additional paid-in capital                                         3,077,576
 Accumulated deficit                                               (1,736,455)
                                                                --------------
      Total stockholders' equity                                    1,343,378
                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,461,766
                                                                ==============


                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                       ------------------------
                                                           2008         2007
                                                       -----------  -----------
PRODUCT SALES                                          $    68,470  $   151,226

COST OF PRODUCTS SOLD                                       20,541        2,145
                                                       -----------  -----------
GROSS PROFIT                                                47,929      149,081
                                                       -----------  -----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
  Selling, general and administrative                      128,119      132,497
  Legal                                                      6,415       18,434
                                                       -----------  -----------
         Total selling, general and
          administrative expenses                          134,534      150,931
                                                       -----------  -----------
OTHER INCOME (EXPENSE)
  Investment and other income                                6,033        6,942
 Interest expense                                           (1,716)      (1,779)
                                                       -----------  -----------
                  Total other income (expense)               4,317        5,163
                                                       -----------  -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                      (82,288)       3,313

INCOME TAX BENEFIT                                          15,000            -
                                                       -----------  -----------
NET INCOME (LOSS)                                      $   (67,288) $     3,313
                                                       ===========  ===========
NET INCOME (LOSS) PER COMMON SHARE
  Net income (loss) per share                          $     (.003) $     (.000)
                                                       ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              21,699,291   16,077,937
                                                       ===========  ===========

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           2008         2007
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $  (67,288)  $    3,313
                                                       -----------  -----------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                         7,603        5,232
      Stock compensation to employees                      47,013       25,052
      Income tax benefit of deferred tax assets           (15,000)           -
      Increase or decrease in:
        Accounts receivable                                52,820       (3,197)
        Inventory                                           6,812      (13,826)
        Other current assets                                  442        3,334
        Accounts payable and accrued expenses              18,868       (7,867)
                                                       -----------  -----------
         Total adjustments                                118,558        8,728
                                                       -----------  -----------
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                           51,270       12,041
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (18,905)      (6,976)
 Patent database development                              (23,020)           -
 Investment with related party                                 65       (6,449)
 Redemption of certificate of deposit                     211,958            -
                                                       -----------  -----------
    NET CASH PROVIDED BY (USED FOR) INVESTING
         ACTIVITIES                                       170,098      (13,425)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on notes payable                               (140,074)      (1,129)
 Payments on received stockholder loan                      4,526       18,113
                                                       -----------  -----------
NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                (135,548)      16,984
                                                       -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  85,820       15,600

CASH AND CASH EQUIVALENTS, beginning of period            209,981       23,629
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period               $  295,801   $   39,229
                                                       ===========  ===========

                                CTD HOLDINGS,INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)
                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           2008         2007
                                                       -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                                $    1,716   $    1,779
                                                       ===========  ===========

 Cash paid for income taxes                            $        -   $        -
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                     $   47,013   $   25,052
                                                       ===========  ===========


                 See Accompanying Notes to Financial Statements

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


The information presented herein as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, is unaudited.

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

Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2007.

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

(3) INCOME TAXES

For 2008, the Company reported a net loss and also realized a net operating tax loss for the three months ended March 31, 2008. The Company recorded the future benefit of this tax loss as a deferred tax asset and an income tax benefit of $15,000 based on management's expectation that it is more likely than not the Company will report net income and net taxable income for 2008 and future years sufficient to utilize its net operating loss carryforwards.

For 2007, no income tax expense was reported for the three month period ended March 31, 2007, due to the Company utilizing the benefit of its net operating loss carryforward. In the fourth quarter of 2007, we reduced the valuation allowance on our deferred tax asset by $450,000.

(4) CONCENTRATIONS

Sales to one major customer was 26% of total sales for the three months ended March 31, 2008. Sales to the three major customers were 64% of total sales for the three months ended March 31, 2007.

Substantially all 2007 and 2006 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2008, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Also, the Company issued shares to one of its employees. The number of shares due is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the three months ended March 31, 2008, the Company awarded 1,749,999 shares and recognized an expense of $47,013 for stock awarded under these agreements.

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

(6)  CHANGE IN ACCOUNTING ESTIMATE

During 2007, the Company received a favorable price adjustment for inventory acquired and resold in 2006, resulting in reduction in cost of goods sold for 2007 of $7,700 in the quarter ended March 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire many of our products outside the United States, from Japan, Germany, China and Hungary; but we are gradually finding satisfactory supply sources in the United States. While we generally enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States Patent Trademark Office. We also maintain a less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

We are engaged in litigation with Eline Entertainment Group, Inc. (Eline) over breech of contract and the return of a stock power authorization of our one share of Series A Preferred Stock.

In 2004, we amended the Company's Articles of Incorporation authorizing a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock, setting forth its designations, rights and preferences. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire Cyclolab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the Company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings".

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

Liquidity and Capital Resources

Our cash and short-term investments and certificates of deposit decreased to $348,000 as of March 31, 2008, compared to $474,000 as of December 31, 2007. The decrease for the three months ended March 31, 2008, was due primarily to positive cash flow from operations less the $140,000 payoff of the mortgage on our property.

As of March 31, 2008, our working capital was $467,000 compared to $504,000 at December 31, 2007. Our cash flows from operations for the first three months of 2008 was $51,000 compared to $12,000 for the same period in 2007. This increase was due primarily to timing differences in accounts receivable and accounts payable.

We accumulated almost $500,000 in cash in January 2008, which is in excess of our requirements for normal operations and capital projects. We determined the best use of our additional cash was to pay off the $140,000 mortgage on our property, which we did in February 2007. This reduces interest expense $850 per month.

We believe our remaining working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations.

In April 2008, we ordered $80,000 of one inventory product (TRMB) in anticipation of a large order from one of our major customers later in 2008. This prodcut has a three month or more lead time to acquire from the manufacturer in the quantity purchased. If this large order does not materialize, we can sell this product in the normal course of business.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $191,000 through December 31, 2007, including paving our limerock driveway and completing our office renovation. During the three months ended March 31, 2008, we capitalized $19,000 of improvements including paving the first 300 feet of our driveway. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2008, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Currently, we are developing a site plan for the research park including survey, engineering and design. The progress of the site plan is contingent on the Company's ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to sell additional stock to finance the building construction of the research park.

During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. This database will be an important resource for our customers seeking information on existing U.S. patented applications of cyclodextrins. We have capitalized $56,000 for this database through March 31, 2008. We expect the initial project to cost $85,000 and to be completed by December 31, 2008. We plan to begin selling subscriptions to customers. During the first quarter of 2008, we expanded the project to include significant data verification and increased the budget by $30,000. We plan to implement phase II after revenue has been generated from Phase I. Phase II will include entering U.S. patent applications into the database. Throughout, we will continue to enhance the database for ease of use and completeness. We have not budgeted Phase II at this time. We expect annual database enhancement and maintenance costs to be at least $20,000 annually for the foreseeable future.

We issued 1,749,999 shares and 744,792 shares of our common stock to officers and employees for compensation earned under employment agreements for 2008 and 2007, respectively.

We have no off-balance sheet arrangements at March 31, 2008.

Results of Operations

Total product sales for the three months ended March 31, 2008 were $68,000 compared to $151,000 for the same period in 2007. Our major customers continue to be repeat purchasers. In 2008, we had one major customer account for 26% of our sales. In 2007, we had three major customers accounting for 64% of our sales. The decrease in sales was due primarily to less sales to our major customers.

Our gross profit margin decreased to 70% for the three months ended March 31, 2008 from 99% for the three months ended March 31, 2007, compared to 85% for the year ended December 31, 2007. This decrease is part of our normal volatility of sales volume and mix of products. During 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700, which had a 5% favorable gross profit effect. Changes in the product mix in sales also has a significant effect on our overall gross profit percentage from period to period.

The decrease in the value of the U.S. dollar in relation to the Euro and other foreign currencies has affected our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. Our main supplier of fine chemicals and complexes has raised its prices 10-15% in Euros. This increase combined with the decline in the U.S dollar, has seen our costs for these products increase 55-65%. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. We are not able to raise our prices sufficient to maintain our historical gross profit percentage and therefore, expect our gross profit percentage to decline in future quarters.

Our SG&A expenses decreased to $135,000 for the three months ended March 31, 2008, from $150,000 for the three months ended March 31, 2007. During 2008, our stock compensation expense increased to $47,000 from $25,000 in 2007. During 2007, SG&A expenses include a $25,000 cash bonus to our President and $18,000 in legal expenses related to the lawsuit with Eline Entertainment Group, Inc.

We may incur significant future legal fees as the result of our lawsuit with Eline Entertainment Group, Inc.

We recognized a net loss of $(67,000) for the three months March 31, 2008, compared to net income of $3,000 for the three months ended March 31, 2007.

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

The  Company's  management  and Chief  Executive  Officer  and  Chief  Financial
Officer, recognize their responsibility for establishing and maintaining internal control over financial reporting for the Company. After evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006 (the "Evaluation Date"), the Company's management has concluded, as of the Evaluation Date and the quarter ended March 31, 2008, the Company's disclosure controls and procedures were adequate and designed to ensure the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with in the requisite time periods. Although management and the Chief Executive Officer and Chief Financial Officer believe existing disclosure controls and procedures are adequate, the Company's management and the Chief Executive Officer and Chief Financial Officer acknowledge a material weakness may exist in those controls and procedures in that i) the accountant employed by the Company has no training regarding financial reporting and presentation rules and regulations of the SEC; and ii) the Company's President/CEO, who oversees all the accountants' work and provides all internal control functions, while possessing a MBA from the University of Florida, has no training in matters of accounting, financial reporting, or presentation rules and regulations of the SEC.

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

                                             CTD HOLDINGS, INC.



Date:  May 15, 2008                          /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer