Form 10-Q
period 2008-06-30
CTD HOLDINGS INC
filed 2008-08-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2008.

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x)Yes  (_) No

Indicate  by  check  mark  whether  the  registrant  is a  large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer,'
'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)                        Accelerated filer (_)
Non-accelerated filer (_)                          Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (_)Yes (x)No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 8, 2008, the Company had outstanding 20,930,764 shares of its common stock.

                          PART I. Financial Information

Item 1.  Financial Statements.

CTD HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                             June 30, 2008   December 31, 2007
                                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                   $   206,636        $   209,981
 Certificate of deposit                             -               100,000
 Accounts receivable                              55,770             85,434
 Inventory                                       169,142            107,624
 Deferred tax asset                               75,000             75,000
 Investment due from related party                  -                   853
 Other current assets                              2,000              2,442
                                              -------------      -------------
     Total current assets                        508,548            581,334
                                              -------------      -------------
PROPERTY AND EQUIPMENT, NET                      447,973            437,435
                                              -------------      -------------
OTHER ASSETS
 Certificate of deposit                             -               163,985
 Intangibles, net                                 84,759             40,967
 Deferred tax asset                              392,000            375,000
                                              -------------      -------------
     Total other assets                          476,759            579,952
                                              -------------      -------------
TOTAL ASSETS                                 $ 1,433,280        $ 1,598,721
                                              =============      =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CTD HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEETS


                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30, 2008   December 31, 2007
                                               (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses          $   57,643      $    73,664
 Current portion of long-term debt                    -               3,942
                                               -------------   -------------
     Total current liabilities                  $   57,643           77,606
                                               -------------   -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                -             136,132
   Loan from officer                                  -              21,330
                                               -------------   -------------
        Total long-term liabilities                   -             157,462
                                               -------------   -------------

STOCKHOLDERS' EQUITY
Common  stock,  par value  $.0001 per  share,
100,000,000  shares  authorized, 23,365,956 and
20,824,291 shares issued and outstanding,
respectively                                         2,336            2,083
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                               -                -
 Additional paid-in capital                      3,118,667        3,030,737
 Accumulated deficit                            (1,745,366)      (1,669,167)
                                                -------------   -------------
     Total stockholders' equity                  1,375,637        1,363,653
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,433,280     $  1,598,721
                                                ============    =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                    June 30,                    June 30,

                              -----------------------  -----------------------
                                  2008        2007         2008        2007
                              -----------  ----------  -----------  ----------

PRODUCT SALES                 $  160,655   $  179,697    $   229,125  $ 330,923


COST OF PRODUCTS SOLD             63,418       12,508         83,959     14,653
                              -----------  ----------   -----------  ----------
GROSS PROFIT                      97,237      167,189        145,166    316,270
                              -----------  -----------   ----------- ----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          115,061       84,896        243,180    235,827
LITIGATION EXPENSE                   929         -             7,344       -
                             -----------   ----------    ----------- ----------
                                 115,990       84,896        250,524    235,827
                             -----------   ----------    ----------- ----------


OTHER INCOME (EXPENSE)
   Investment and other
   income                          7,842        6,380         13,875     13,322
 Interest expense                    -         (3,564)        (1,716)   ( 5,343)
                              -----------   ----------    ----------  ---------

     Total other income

     (expense)                     7,842        2,816         12,159      7,979
                              -----------   ----------    -----------  ---------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                    (10,911)      85,109        (93,199)    88,422

 Income Tax Benefit                2,000          -           17,000       -
                              -----------   ----------  -----------  ----------
NET INCOME (LOSS)              $  (8,911)    $ 85,109     $  (76,199) $  88,422
                               ===========  =========== ============ ==========

NET INCOME (LOSS) PER
 COMMON SHARE


       Net income (loss)
       per share              $    (.000)     $  .005    $    (.003)       .005
                              ===========   ===========  ===========  ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    22,970,123   16,992,000    22,095,124  16,534,968
                              ===========  ===========  ===========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                            Six months ended
                                                                June 30

                                                           2008          2007
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $   (76,199)   $  88,422
                                                       -----------  -----------
Adjustments to reconcile net income to net
cash provided by (used in) operating
  activities:

   Depreciation and amortization                           12,950       10,658
   Deferred Income Tax Benefit                            (17,000)           -
   Stock awarded to employees                              88,183       53,490
 Increase or decrease in:
   Accounts receivable                                     29,664       30,654
   Inventory                                              (61,518)     (14,817)
   Other current assets                                       442       14,509
   Accounts payable and accrued expenses                  (16,021)     (38,504)
                                                         -----------   ---------
        Total adjustments                                  36,700       55,990

                                                         -----------   ---------
    Net cash provided by (used in)operating
    activities                                            (39,499)     144,412
                                                         -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (20,934)     (12,846)
 Redemption of certificate of deposit                     263,985          -
 Capitalization Patent database cost                      (42,818)     ( 2,625)
 Investment with related party                                853     (123,411)
                                                        -----------   ----------
    Net cash provided by (used in) investing              201,086     (138,882)
    activities                                           -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt                               (140,074)      (3,160)
Payments on stockholder's loan                           ( 24,858)      17,104
                                                          ---------   ----------
NET CASH PROVIDED (USED IN)FINANCING
        ACTIVITIES                                       (164,932)      13,944
                                                        -----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (3,345)      19,474

CASH AND CASH EQUIVALENTS, beginning of period            209,981       23,629
                                                        ------------  ----------
CASH AND CASH EQUIVALENTS, end of period                $ 206,636    $  43,103
                                                        ============ ===========

                                      F-5

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Continued)
(Unaudited)

                                                          Six months ended
                                                              June 30

                                                         2008          2007
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                $   1,716    $   5,343
                                                      ==========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock awarded to officers                    $  88,183    $  53,490
                                                     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008

                                   (Unaudited)

The information presented herein as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2007.

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

(3) INCOME TAXES

For 2008, the Company reported a net loss and also realized a net operating tax loss for the three and six month periods ended June 30, 2008. The Company recorded the future benefit of this tax loss as a deferred tax asset and an income tax benefit of $2,000 and $17,000 for the three and six month periods ended June 30, 2008, respectively. This was based on management's expectation that it is more likely than not the Company will report net income and net taxable income for 2008 and future years sufficient to utilize its net operating loss carry forwards.

For 2007, the Company reported net income and no income tax expense was reported for the three and six month periods ended June 30, 2007, due to the Company utilizing the benefit of its net operating loss carry forward. In the fourth quarter of 2007, the Company reduced the valuation allowance on the deferred tax asset by $450,000.

(4) CONCENTRATIONS

Sales to two major customers was 39% of total sales for the six months ended June 30, 2008. Sales to two major customers were 50% of total sales for the six months ended June 30, 2007.

Substantially all 2008 and 2007 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2008, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Also, the Company issued shares to one of its employees. The number of shares due is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the three and six months ended June 30, 2008, the Company awarded 791,666 and 2,541,665 shares and recognized an expense of $41,170 and $88,183, respectively, for stock awarded under these agreements.

For 2007, the Company had employment agreements with two officers for total monthly salaries of $5,000. In addition, the Company's president was awarded shares of common stock each month. The number of shares due was equal to $6,500 divided by eighty percent of the closing price of the Company's common stock price on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and six months ended June 30, 2007, the Company awarded 1,083,333 and 1,828,125 shares and recognized an expense of $28,438 and $53,490, respectively, for stock awarded under the agreements.

On February 7, 2007, the Company and C.E. Rick Strattan filed suit in Circuit Court in Palm Beach County, Florida, (Case Number 2007CA001818XXXXMB) seeking the return of the Class A Preferred Share and damages from defendants Eline Entertainment Group, Inc., Eline Holding Group, Inc., Yucatan Holding Company, Steven T. Dorrough, Jayme Dorrough, and Barry Rothman, based on representations made in connection with the Share Exchange Agreement dated August 11, 2005, as amended and the enforcement of the agreement.

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

Liquidity and Capital Resources

Our cash and short-term investments and certificates of deposit decreased to $206,000 as of June 30, 2008, compared to $474,000 as of December 31, 2007. The decrease for the six months ended June 30, 2008, was due primarily to increasing inventory $62,000, the $140,000 payoff of the mortgage on our property, and $64,000 to develop our patent database and improve our physical facilities.

As of June 30, 2008, our working capital was $450,000 compared to $504,000 at December 31, 2007. Our cash flows used in operations for the first six months of 2008 was $40,000 compared cash provided by operations of $144,000 for the same period in 2007. This decrease was due primarily to a $100,000 decrease in sales, a $62,000 increase in inventory in 2008 and normal timing differences in accounts receivable and accounts payable.

We accumulated almost $500,000 in cash in January 2008, which is in excess of our requirements for normal operations and capital projects. We determined the best use of our additional cash was to pay off the $140,000 mortgage on our property, which we did in February 2008. This reduces interest expense $850 per month.

We believe our remaining working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations.

In April 2008, we ordered $80,000 of one inventory product (TRMB) in anticipation of a large order from one of our major customers later in 2008. This product has a three month or more lead time to acquire from the manufacturer in the quantity purchased. If this large order does not materialize, we can sell this product in the normal course of business.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $191,000 through December 31, 2007, including paving our limerock driveway and completing our office renovation. During the six months ended June 30, 2008, we capitalized $21,000 of improvements including paving the first 300 feet of our driveway. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2008, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Currently, we are developing a site plan for the research park including survey, engineering and design. The progress of the site plan is contingent on the Company's ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to sell additional stock to finance the building construction of the research park.

During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. This database will be the only database dedicated to issued and applied for US patents regarding cyclodextrins capable of supporting the anticipated deluge of litigation created by the sheer volume of cyclodextrin patenting activities that have occurred over the last five (5) years. We have capitalized $76,000 for this database through June 30, 2008. We expect the initial project to cost $85,000 and to be completed by December 31, 2008. We plan to begin selling subscriptions to customers in 2009. During the first quarter of 2008, we expanded the project to include significant data verification and increased the budget by $30,000. We plan to implement phase II after revenue has been generated from Phase I. Phase II will include entering U.S. patent applications into the database. On an ongoing basis, we will continue to enhance the database for ease of use and completeness. We have not budgeted Phase II at this time. We expect annual database enhancement and maintenance costs to be at least $20,000 for the foreseeable future.

We issued 2,541,665 shares and 1,828,125 shares of our common stock to officers and employees for compensation earned under employment agreements for the six month periods ended June 30, 2008 and 2007, respectively.

We have no off-balance sheet arrangements at June 30, 2008.

Results of Operations

Total product sales to date in 2008 were $229,000 compared to $331,000 for the same period in 2007. Our major customers continue to be repeat purchasers. In 2008, we had two major customers account for 39% of our sales. In 2007, we had two major customers accounting for 50% of our sales. The decrease in sales was due to less sales to our major customers and the normal sales volume volatility we experience.

Our gross profit margin decreased to 63% for the six months ended JUne 30, 2008 from 96% for the six months ended June 30, 2007, compared to 85% for the year ended December 31, 2007. This decrease is part of our normal volatility of sales volume and mix of products. During 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700, which had a 5% favorable gross profit effect. Changes in the product mix in sales also has a significant effect on our overall gross profit percentage from period to period.

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

Our SG&A expenses increased to $257,000 for the six months ended June 30, 2008, from $236,000 for the six months ended June 30, 2007. We historically incur significant auditing expenses in the first quarter of the year, which increase our SG&A costs at the beginning of each year. During 2008, our stock compensation expense increased to $88,000 from $53,000 in 2007. During 2008 we increased the compensation to our President.

We continue to incur legal expenses and we may incur significant future legal fees as the result of our lawsuit with Eline Entertainment Group, Inc.

We recognized a net loss of $(9,000) for the three months ended June 30, 2008, compared to net income of $85,000 for the three months ended June 30, 2007. We recognized a net loss of $(76,000) for the six months ended June 30, 2008, compared to net income of $88,000 for the six months ended June 30, 2007.

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

In keeping with its commitment to use the internet as a major advertising and public relations outlet, the Company intends to apply greater human resources to the updating and maintaining of its web site. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of cyclodextrin applications. We believe the maintenance and growth of our web site will return that investment many times.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Items 4 and 4T. Controls and Procedures.

a. Management's quarterly report on internal control over financial reporting.

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

2. Internal control over financial reporting is a process tailored to the Company's unique circumstances, designed under the supervision of the Company's Chief Executive and Chief Operating Officer, and effected by the Company's Board of Directors, its consultants and other personnel, taking into account the small size of the Company, small number of employees and others involved in the Company's finances. The process uses a system of checks and balances to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

3. As required by Rule 13a-15(b) under the Exchange Act, our Chief Executive Officer who is also our Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's internal control over financial reporting, as of June 30, 2008 was effective.

4. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

b.  Changes in internal  controls.

The Company made no changes in its internal control over financial reporting that occurred during the Company's second fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company's internal control over financial reporting.

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

++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

+++  Incorporated by reference to Form S-8 filed December 1, 2003.

++++ Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 2005.

+++++Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CTD HOLDINGS, INC.



Date:  August 14, 2008                       /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer