Form 10-Q
period 2008-09-30
CTD HOLDINGS INC
filed 2008-11-14
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2008.

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

As of November 3, 2008, the Company had outstanding 20,930,764 shares of its common stock.

                         PART I. Financial Information

Item 1.  Financial Statements.

                              CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                          September 30, 2008   December 31, 2007
                                              (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                    $     243,121     $      209,981
 Certificate of deposit                                   -            100,000
 Accounts receivable                                 47,059             85,434
 Inventory                                          224,292            107,624
 Deferred tax asset                                  75,000             75,000
 Investment due from related party                        -                853
 Other current assets                                 2,000              2,442
                                              -------------      -------------
     Total current assets                           591,472            581,334
                                              -------------      -------------
PROPERTY AND EQUIPMENT, NET                         446,415            437,435
                                              -------------      -------------
OTHER ASSETS
 Certificate of deposit                                   -            163,985
 Shareholder loan                                     4,344                  -
 Intangibles, net                                    89,816             40,967
 Deferred tax asset                                 391,000            375,000
                                              -------------      -------------
     Total other assets                             485,160            579,952
                                              -------------      -------------
TOTAL ASSETS                                  $   1,523,047      $   1,598,721
                                              =============      =============


                                   (Continued)

                                CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30, 2008  December 31, 2007
                                               (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses         $      74,444   $      73,664
 Current portion of long-term debt                         -           3,942
                                               -------------   -------------
     Total current liabilities                        74,444          77,606
                                               -------------   -------------
LONG-TERM LIABILTIES
  Long-term debt, less current portion                     -         136,132
   Loan from officer                                       -          21,330
                                               -------------   -------------
        Total long-term liabilities                        -         157,462
                                               -------------   -------------

STOCKHOLDERS' EQUITY
Common  stock,  par value  $.0001 per  share,
100,000,000  shares  authorized, 24,612,263 and
20,824,291 shares issued and outstanding,
respectively                                            2,461           2,083
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                    -               -
 Additional paid-in capital                         3,189,915       3,030,737
 Accumulated deficit                               (1,743,773)     (1,669,167)
                                                -------------   -------------
     Total stockholders' equity                     1,448,603       1,363,653
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   1,523,047   $   1,598,721
                                                =============   =============



                See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                            ------------------------   ------------------------
                                2008         2007          2008         2007
                            -----------  -----------   -----------  -----------

PRODUCT SALES               $   142,105  $   226,710   $   371,230  $   557,633
                            -----------  -----------   -----------  -----------


EXPENSES
 Personnel                      114,301       74,606       276,120      200,920
 Cost of products sold
  (exclusive of
  depreciation and
  amortization,shown
  seperately below)               3,111       47,711        81,268       64,495
 Professional fees               13,154       15,254        71,383       92,884
 Office and other                 7,799       11,396        25,325       24,962
 Amortization and
  depreciation                    5,373        5,900        18,323       16,559
 Freight and shipping             6,671        7,721        12,473       13,248
                            -----------  -----------   -----------  -----------
                                150,409      162,588       484,892      413,068
                            -----------  -----------   -----------  -----------

Operating income (loss)          (8,304)      64,122      (113,662)     144,565
                            -----------  -----------   -----------  -----------


OTHER INCOME (EXPENSE)
 Investment and other
  income                         10,997        8,547        24,872       21,869
 Interest expense                  (100)      (2,636)       (1,816)      (7,979)
                            -----------  -----------   -----------  -----------
     Total other income          10,897        5,911        23,056       13,890
                            -----------  -----------   -----------  -----------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                     2,593       70,033       (90,606)     158,455

 Income Taxes                    (1,000)           -        16,000            -
                            -----------  -----------   -----------  -----------
NET INCOME (LOSS)           $     1,593  $    70,033   $   (74,606)  $  158,455
                            ===========  ===========   ===========  ===========

NET INCOME (LOSS) PER COMMON
 SHARE                      $       .00  $       .00  $       (.00) $       .01
                            ===========  ===========   ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   26,626,745   17,533,666    26,626,745   18,383,406
                            ===========  ===========   ===========  ===========

                See Accompanying Notes to Financial Statements

                                CTD HOLDINGS,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2008          2007
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                   $    (74,606) $    158,455
                                                     ------------  ------------
 Adjustments to reconcile net income
  to net cash provided by operating activities:

     Depreciation and amortization                         18,323        16,559
     Stock awarded to employees                           159,556       104,120
     Income tax benefit of deferred tax asset             (16,000)            -
     Increase or decrease in:
       Accounts receivable                                 38,375       (18,573)
       Inventory                                         (116,668)      (25,548)
       Prepaid expenses                                       442        22,113
       Accounts payable and accrued expenses                  780       (30,751)
                                                     ------------  ------------
        Total adjustments                                  84,808        67,920
                                                     ------------  ------------
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                        10,202       226,375
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (24,499)      (19,974)
 Patent database costs                                    (51,653)      (13,233)
 Redemption of certificate of deposit                     263,985             -
 Investment with related party                                853      (201,777)
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                       188,686      (234,984)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                              (140,074)       (5,187)
 Payments on stockholder loan                             (21,330)            -
 Loan to stockholder                                       (4,344)            -
 Received from stockholder                                      -        14,984
                                                     ------------  ------------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                (165,748)        9,797
                                                     ------------  ------------
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                     33,140         1,188


                                CTD HOLDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Concluded)
                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2008          2007
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, beginning of period            209,981        23,629
                                                     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period             $    243,121   $    24,817
                                                     ============   ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 Cash paid for interest                              $      1,816   $     7,979
                                                     ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock awarded to officers                   $    159,556   $   104,120
                                                     ============   ===========


                See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

The information presented herein as of September 30, 2008, and for the three and nine month periods ended September 30, 2008, and 2007, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2007.

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

(3)  INCOME TAXES

For the three month period ended September 30, 2008, the Company reported net income and reported income tax expense of $1,000 and reduced its deferred tax asset. For the nine month period ended September 30, 2008, the Company reported a net loss and also realized a net operating tax loss and recorded the future benefit by increasing its deferred tax asset and recognizing an income tax benefit of $16,000. This was based on management's expectation that it is more likely than not the Company will report net income and net taxable income for 2008 and future years sufficient to utilize its net operating loss carry forwards.

For 2007, the Company reported net income and no income tax expense was reported for the three and nine month periods ended september 30, 2007, due to the Company utilizing the benefit of its net operating loss carry forward. In the fourth quarter of 2007, the Company reduced the valuation allowance on the deferred tax asset by $450,000.

(4)  CONCENTRATIONS

Sales to three major customers were 42% of total sales for the nine months ended September 30, 2008. Sales to four major customers were 67% of total sales for the nine months ended September 30, 2007.

Substantially all 2007 and 2006 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory, which is located in Hungary. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5)  COMMITMENTS AND CONTINGENCIES

For 2008, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Also, the Company issued shares to one of its employees through July 31, 2008. The number of shares due is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the three and nine months ended September 30, 2008, the Company awarded 1,246,307 and 3,787,972 shares and recognized an expense of $71,343 and $159,527, respectively, for stock awarded under these agreements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan, Germany and Hungary, but are gradually finding satisfactory supply sources in the United States and China. While we enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States. We also maintain a less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable with regard to timing, product mix and volume. We also have four major customers that have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our significant revenue volatility from quarter to quarter and year to year.

In 2004, we amended the Company's Articles of Incorporation authorizing a series of "blank check" preferred stock consisting of 5,000,000 shares; we created and issued one share of Series A Preferred Stock, setting forth its designations, rights and preferences. The more significant right is that the owner of the one Series A Preferred share votes with the holders of common stock on all matters submitted to a vote of our shareholders. The owner of the one share of Series A Preferred Stock is entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the right to the one outstanding share of Series A Preferred Stock to Eline
Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire CycloLab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings".

Liquidity and Capital Resources

Our cash, short-term investments and certificates of deposits decreased to $243,000 as of September 30, 2008, compared to $474,000 as of December 31, 2007. The decrease for the nine months ended September 30, 2008, was due primarily to increasing inventory by $117,000, retiring the mortgage on our property of $140,000, $52,000 to develop our patent database and $24,000 to purchase equipment and improve our physical facilities. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts and short-term investments.

As of September 30, 2008, our working capital was $517,000 compared to $504,000 at December 31, 2007. Our cash flows from operations for the first nine months of 2008 were $10,000 compared to $226,000 for the same period in 2007. This decrease was primarily due to a $187,000 decrease in sales and a $117,000 increase in inventory in 2008.

We accumulated almost $500,000 in cash in January 2008, which is in excess of our requirements for normal operations and capital projects. We determined the best use of our additional cash was to pay off the $140,000 mortgage on our property, which we did in February 2008. This reduces interest expense $850 per month. We also signficantly increased our inventory for our two most popular products. In April 2008, we ordered $80,000 of the product HPB from a Japanese supplier, and in July 2008 we ordered $46,000 of the product Methyl-Beta from a German supplier. We increased our inventory of these two products based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our suppliers in the quantity purchased. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business. Our current inventory of these two product represents approximately two years of our historical sales volume of these products.

In October 2008, we announced a plan to repurchase up to $150,000 of currently outstanding common stock. We have not determined the exact timing of these share repurchases.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $123,000 through December 31, 2007, including paving our limerock driveway and completing part of our office renovation. During the nine months ended September 30, 2008, we capitalized $24,000 of improvements including paving the first 300 feet of our driveway. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2009, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Currently, we are developing a site plan for the research park including survey, engineering and design. The progress of the site plan is contingent on the Company's ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to sell additional stock to finance the building construction of the research park.

During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. This database will be the only database dedicated to issued and applied for US patents regarding cyclodextrins capable of supporting the anticipated deluge of litigation created by the sheer volume of cyclodextrin patenting activities that have occurred over the last five (5) years. We have capitalized $85,000 for this database through September 30, 2008. We expect the initial project to cost $125,000 and to be completed by June 30, 2009. We plan to begin selling subscriptions to customers by the end of 2009. During the first quarter of 2008, we expanded the project to include significant data verification and customized software to update the database directly from the U.S. Patent and Trademark Office and increased the budget by $30,000. We plan to implement phase II after revenue has been generated from Phase I. Phase II will include entering U.S. patent applications into the database. On an ongoing basis, we will continue to enhance the database for ease of use and completeness. We have not budgeted Phase II at this time. We expect annual database enhancement and maintenance costs to be at least $20,000 for the foreseeable future. We have not completed the database or placed it in service at September 30, 2008. We anticipate the patent database will have an indefinite life and will not be amortized. However, we will amortize the internally developed software component of database project over its expected useful life and all future maintenance costs of updating the database will be expensed as incurred.

We have no off-balance sheet arrangements at September 30, 2008.

Results of Operations

Total product sales to date declined 34% in 2008 to $371,000, compared to $558,000 for the same period in 2007. Sales for the quarter ending September 30, 2008 and 2007 were $142,000 and $227,000, respectively. Our decrease in 2008 sales from 2007 was due primarily do a decrease in sales volume, primarily of one product, Trappsol HPB, of which we had higher than historical volume sales in 2007. Our major customers continue to follow historical product ordering trends and have continued to place periodic large orders that represent a significant share of our annual sales volume. For 2008 to date, our four largest customers accounted for 49% of our sales; the largest accounted for 17% of sales. In 2007, our four largest customers accounted for 67% of our sales; the largest accounted for 27% of sales. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for 2008 to date increased 26% to $81,000 from $64,000 for the same period in 2007. This increase is the net result of changes in the product mix sold (increase in cost) offset by a lower volume of sales (decrease in cost). For 2007, our product sales of Trappsol HPB increased, which has a high margin, so 2006 cost of sales did not increase at the same percentage as sales. Also during 2007, we received a favorable price adjustment for some inventory we acquired and resold in 2006, resulting in reduction in our 2007 cost of goods sold of $7,700. Historically, changes in both sale volume and product mix has a significant effect on our cost of sales and our margins. Our margins vary significantly among our products. Our margins for the same product vary based on quantity sold.

The decrease in the value of the U.S. dollar during 2008 in relation to the Euro and other foreign currencies has affected our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. Our main supplier of fine chemicals and complexes has raised its prices 10-15% in Euros. This increase combined with the decline in the U.S dollar, has seen our costs for these products increase 55-65%. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. We are not able to raise our prices sufficient to maintain our historical margins and therefore, our product sales margins have declined.

Personnel  costs  have  increased  37% to  $276,000  for the nine  months  ended
September 30, 2008, from $201,000 for same period in 2007. Personnel costs increased 53% for the three months ended September 30, 2008 compared the three months ended September 30, 2007. This increase is due primarily to an increase in the annual salary and monthly stock bonus awarded to our president. We also added an additional office employee during the three months ended September 2008.

Professional fees decreased 23% to $71,000 for the nine months ended September 30, 2008, from $93,000 for same period in 2007. Professional fees decreased 14% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease is primarily due to a reduction in legal expenses from 2007 to 2008 as the result of our lawsuit with Eline Entertainment Group, Inc. We continue to incur legal expenses and we may incur significant future legal fees related to this lawsuit.

Office and other expenses are comparable at $25,000 for 2008 and 2007. Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation increased 11% to $18,000 for the nine months ended September 30, 2008, from $17,000 for the same period in 2007. Amortization and depreciation were comparable for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. We expect similar increases in future periods as the result of our office renovations, improvements and additions, as well as the addition of internally developed software related to our patent database when completed.

Freight and shipping decreased 6% to $12,000 for the nine months ended September 30, 2008, from $13,000 for the same period in 2007. Freight and shipping decreased 14% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced an increase in overall shipping costs due to increases in energy costs during 2008.

Investment and other income increased 14% to $25,000 for the nine months ended September 30, 2008, from $22,000 for the same period in 2007. Investment and other income increased 29% for the three months ended September 30, 2008 compared the three months ended September 30, 2007. This increase is due primarily to interest income on increased cash balances in 2008, although we have experienced lower interest rates on our investments during 2008.

We recognized a $16,000 income tax benefit on our additional net operating loss for the nine months ended September 30, 2008. We recorded no income tax expense for the nine months ended September 30, 2007, due to the availability of net operating loss carryforwards that offset our income tax liability. Prior to December 31, 2007, we recorded a 100% valuation allowance on our net deferred tax asset.

We recognized a net loss of $(75,000) and net income of $2,000 for the nine and three month periods ending September 30, 2008, compared to net income of $158,000 and $70,000 for the nine and three months ended September 30, 2007.

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

In keeping with its commitment to use the internet as a major promotional, educational and public relations outlet, the Company intends to apply greater human resources to the updating and maintaining of its web site. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

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

3. As required by Rule 13a-15(b) and 15(d)-15(e) under the Exchange Act, our Chief Executive Officer who is also our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's internal control over financial reporting, as of September 30, 2008 was effective.

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

b.  Changes in internal  controls.

The Company made no changes in its internal control over financial reporting that occurred during the Company's third fiscal quarter that has materially affected, or which is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                             CTD HOLDINGS, INC.



Date:  November 14, 2008                       /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer