Form 10KSB/A
period 2007-12-31
CTD HOLDINGS INC
filed 2009-01-08
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Amended
                                  Form 10-KSB

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

          3. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer who is also our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures as of December 31, 2007 were effective.

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

    (18)  Letter on change in accounting principles                         None

    (21)  Subsidiaries of the small business issuer                         None

    (22)  Published Report regarding matters submitted to vote of
          security holders                                                  None

    (23)  Consent of experts and counsel                                    None

    (24)  Power of Attorney                                                 None

    (31)  Rule 13a-14(a)/15d-14a(a) Certifications*****

    (32)  Section 1350 Certifications****

    (99)  Additional Exhibits

    (100) XBRL-Related Documents


     * Incorporated by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994.

     ** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997.

    *** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.

     **** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2008.

   *****  Filed herewith.

    + Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

    ++ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

    +++ Incorporated by reference to Form S-8 filed December 1, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amended Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CTD HOLDINGS, INC.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Date: January 8, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                                  Date: January 8, 2009

                                            By: /s/ George L. Fails
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                                  Date: January 8, 2009