Form 10-K
period 2008-12-31
CTD HOLDINGS INC
filed 2009-03-30
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2008

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

                              Class A Common Stock
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (_) No (X)

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes (_) No (X)

     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (_)

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer,' 'accelerated filer' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

     Large accelerated filer (_)
     Accelerated filer (_)
     Non-accelerated filer (Do not check if a smaller reporting company) (_) Smaller reporting company (X)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year:  $751,176

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $640,825 based on the average high $.07 and low $.04 price as of June 30, 2008, of $.06 per share. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 26,542,438 shares of Common Stock as of February 28, 2009.

PART I

Item 1.  Business.

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

Item 1A. Risk Factors.

Item 2.  Properties.

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

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

                                    High               Low

2007          First Quarter        $ 0.05            $ 0.02
              Second Quarter       $ 0.05            $ 0.02
              Third Quarter        $ 0.04            $ 0.02
              Fourth Quarter       $ 0.05            $ 0.02

2008          First Quarter        $ 0.03            $ 0.02
              Second Quarter       $ 0.08            $ 0.03
              Third Quarter        $ 0.08            $ 0.02
              Fourth Quarter       $ 0.06            $ 0.02

     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

Holders

     As of February 27, 2009, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 70.

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

Recent Sales of Unregistered Securities

None.


Item 7. Management's Discussion and Analysis or Plan of Operation.

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

     In 2004, we authorized a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Share of Series A Preferred Stock are entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire
Cyclolab, at Eline's sole discretion. Eline is an SEC reporting company currently not in reporting compliance. In September 2006, the company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal
Proceedings". Currently, the Company has received a verbal offer from a representative of Eline whereby each party would waive its rights and claims in regard to the other. The Company's Board of Directors is considering its response.

     The Company's Board of Directors had previously decided to create an additional class of preferred shares to be referred to as the Series B Preferred Share. The Series B Preferred Share would entitle the holder to vote, in addition to other shares owned by the holder, the number of votes equal to the number of the authorized, but unissued common shares of the Company. Action to approve the proposed amendment would not occur until an Information Statement is filed and approved by the Securities and Exchange Commission. Currently, the Company's Board of Directors has put the filing of this information statement on hold.

Liquidity and Capital Resources

     Our cash, short-term investments and certificates of deposit decreased to $277,000 as of December 31, 2008, from $310,000 at December 31, 2007. This decrease was due primarily to significantly unusual uses of cash in 2008 such as increasing inventory by $102,000, retiring the mortgage on our property of $140,000, $59,000 for patent database development and $25,000 to purchase equipment and improve our physical facilities. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts and short-term investments.

     Our working capital was $444,000 at December 31, 2008 compared to $504,000 at December 31, 2007. Our cash flow from operations for 2008 was $65,000 compared to $370,000 for 2007. The decreased cash flow from operations is due primarily to decreased sales and an increase in inventory.

     We had accumulated almost $500,000 in cash through January 2008, which is in excess of our requirements for normal operations and capital projects. We determined the best use of our additional cash was to pay off the $140,000 mortgage on our property, which we did in February 2008. This reduces interest expense $850 per month. We also significantly increased our inventory for our two most profitable bulk products. In April 2008, we ordered $46,000 of the product HPB from a Japanese supplier, and in July 2008 we ordered $80,000 of the product Methyl-Beta from a German supplier. We increased our inventory of these two products based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our suppliers in the quantity purchased. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business. Our current inventory of these two product represents approximately two years of our historical sales volume of these products.

     In October 2008, we announced a plan to repurchase up to $150,000 of currently outstanding common stock. We have not determined the exact timing of these share repurchases.

     We have $1,275,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. However, $640,000 of those net operating losses expire in 2009 and 2010 and management does not believe it will be able to fully utilize these net operating losses before they expire. In 2008, we increased our valuation allowance for our deferred tax asset by $180,000 in anticipation that this portion of our deferred tax asset will not be utilized. In 2007, we recognized $450,000 in deferred tax assets as the result of reducing our deferred tax asset valuation allowance to 0% from 100%.

Operating Results

     Sales decreased 34% to $495,000 in 2008 from $751,000 in 2007. This is after a 39% increase in sales from 2006 to 2007. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) was consistent at $99,000 in 2008 compared to $101,000 for 2007. For 2008, we had a net loss of $(413,000), which included a deferred tax provision of $200,000, compared to net income of $654,000, which included a deferred tax benefit of $45,000, in 2007.

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

     Beginning in 2003, we began improvements and renovations of our corporate office and have invested $148,000 through December 31, 2008. During the year ended December 31, 2008, we capitalized $25,000 of improvements including paving the first 300 feet of our driveway. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2009, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

     Currently, we are developing a site plan for the research park including survey, engineering and design. The progress of the site plan is contingent on the Company's ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to raise additional capital by offering shares to finance the building construction of the research park.

     During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. We capitalized $33,000 for this project in 2006 and capitalized an additional $59,000 through October 2008. In October 2008, we determined that the database was functionally impaired and we expensed the entire development cost of $92,000.

     We issued 5,718,147 shares and 5,118,750 shares of our common stock to officers and employees for compensation earned under employment agreements for 2008 and 2007, respectively.

     We have no off-balance sheet arrangements as of December 31, 2008.

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

     At the end of 2007, we began to renovate three buildings in our corporate office park that were idle from our former mushroom farming operation. The carrying value of these long-lived assets is $75,000. During 2006, the Company recorded a $12,500 impairment allowance for an autoclave not currently used in the Company's operation. In 2007, we removed the autoclave from the building and sold it in 2008. We are currently renovating one building to be used as an inventory warehouse and the other two are being combined and renovated to make an auditorium.

Valuation Allowance on Deferred Tax Assets

     SFAS 109, "Accounting for Income Taxes" requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Our net deferred tax assets are $250,000 ($430,000 less a $180,000 valuation allowance), comprised principally of $1,275,000 of net operating loss carryforwards (NOL's), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

     For 2008, we reported net loss before taxes of $(213,000). In 2008, we increased our valuation allowance of our deferred tax asset to 47% from 0% due to the expiration of $640,000 in net operating losses in 2009 and 2010 and our current and expected future profitability, and recorded a $200,000 income tax expense and reduction in our deferred tax asset. Our sales level decreased in 2008 and we expect sales growth to be slow in the near term consistent with the overall U.S. economy and then we expect our sales to return to a modest growth starting in 2010.

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

Comparability of Cost of Products Sold and Gross Margin

     Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound fright charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. We have two employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

2008 Compared to 2007

     Total product sales for 2008 were $495,000, a 34% decrease over 2007 sales of $751,000. 2007 was a record sales year for the Company. Sales for 2008 were the 3rd highest sales reported in the company's history. The decrease in sales from 2008 to 2007 was more of a return to normal historical sales levels. The large sales volume in 2007 was due to an increase in sales volume primarily of one product, Trappsol HPB. We did not expect sales to decrease as much as they did from 2007 to 2008, this decrease followed the decline in the general U.S. economy. Our major customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. In 2008, our four largest customers accounted for 51% of our sales; the largest accounted for 20% of sales. In 2007, our four largest customers accounted for 59% of our sales; the largest accounted for 20% of sales. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer's market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most common products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

     Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) remained consistent at $99,000 for 2008 compared to $101,000 for 2007. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins, which we experienced from 2007 to 2008. We have not experienced significant increases in material costs during 2008.

     As we buy some of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an affect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. Our main supplier of fine chemicals and complexes is located in Hungary. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.

     Personnel costs have increased 35% to $370,000 for 2008, from $274,000 for same period in 2007. This increase is due primarily to an increase in the annual salary and monthly stock compensation paid to our president. We also added an additional office employee during the third quarter of 2008.

     Professional fees are comparable at $101,000 for 2008, from $104,000 for 2007. Legal fees were higher than historical levels from 2007 to 2008 as the result of our lawsuit with Eline Entertainment Group, Inc. We continue to incur legal expenses and we may incur significant future legal fees related to this lawsuit.

     Office and other expenses are comparable at $34,000 and $37,000 for 2008 and 2007, respectively. Most of our office related expenses do not vary significantly from quarter to quarter.

     Amortization and depreciation is comparable at $23,000 and $24,000 for 2008 and 2007, respectively. We expect similar expenses in future periods as the result of our office renovations, improvements and additions.

     Freight and shipping decreased 17% to $14,000 for 2008, from $17,000 for 2007, due to decreased sales volume. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. However, shipping costs, in general, have increased from 2007.

     Investment and other income increased 17% to $28,000 for 2008, from $24,000 for 2007. This increase is due primarily to interest income on increased average cash balances in 2008, although we have experienced lower interest rates on our investments during 2008.

     We recognized a $200,000 income tax expense for 2008 due to an increase in the valuation allowance of our deferred tax asset. We increased our valuation allowance as the result reducing our estimates of expected net taxable income in the next three years and for the resulting expected inability to utilize certain net operating losses before they expired. In 2007, we reduced the valuation allowance of our deferred tax asset from 100% to 0% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset. Prior to December 31, 2007, we recorded a 100% valuation allowance on our net deferred tax asset.

     We recognized a net loss of $(413,000) for 2008 compared to net income for 2007 of $654,000.

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

Item 8.  Financial Statements and Supplementary Data.

                        BAUMANN, RAYMONDO & COMPANY, P.A.
                         405 NORTH REO STREET, SUITE 200
                                 TAMPA, FL 33609

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High Springs, Florida

We have audited the consolidated balance sheets of CTD Holdings, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of CTD Holdings, Inc. internal control over financial reporting as of December 31, 2008 included in the accompanying management's report on internal control and, accordingly, we do not express an opinion thereon.

\s\ Baumann, Raymondo & Company, P.A.

Baumann, Raymondo & Company PA
Tampa, Florida
March 20, 2009

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31,2008 and 2007


                                     ASSETS

                                                          2008        2007
CURRENT ASSETS                                       -----------   -----------
 Cash and cash equivalents                          $    276,669 $     209,981
 Certificate of deposit                                        -       100,000
 Accounts receivable                                      27,794        85,434
 Inventory                                               209,975       107,624
 Deferred tax asset                                            -        75,000
 Investment due from related party                             -           853
 Other current assets                                      2,000         2,442
                                                     -----------   -----------
     Total current assets                                516,438       581,334
                                                     ------------  -----------
PROPERTY AND EQUIPMENT, NET                              442,784       437,435
                                                     ------------  -----------
OTHER
 Certificates of deposit                                       -       163,985
 Loan to shareholder/officer                              17,069             -
 Deferred tax asset                                      250,000       375,000
 Intangibles, net of accumulated amortization
 of $5,000 and $5,910 at December 31, 2008
 and 2007, respectively                                    5,000        40,967
                                                     ------------  -----------
     Total other assets                                  272,069       579,952
                                                     ------------  -----------
TOTAL ASSETS                                        $  1,231,291 $   1,598,721
                                                     ============  ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 and 2007
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2008           2007
 CURRENT LIABILITIES                                -----------   ------------
 Accounts payable and accrued expenses             $     72,125   $     73,664
 Current portion of long-term debt                            -          3,942
                                                    -----------   ------------
      Total current liabilities                          72,125         77,606
                                                    -----------   ------------
LONG-TERM LIABILITIES
  Long-term debt, less current portion                        -        136,132
  Loan from officer                                           -         21,330
                                                    -----------   ------------
      Total long-term liabilities                             -        157,462
                                                    -----------   ------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
 100,000,000 shares authorized,26,542,438 and
 20,824,291 shares issued and outstanding as of
 December 31, 2008 and 2007, respectively                 2,654          2,083
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                      -              -
 Additional paid-in capital                           3,238,911      3,030,737
 Accumulated deficit                                 (2,082,399)    (1,669,167)
                                                    -----------    -----------
     Total stockholders' equity                       1,159,166      1,363,653
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  1,231,291   $  1,598,721
                                                   ============     ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                        2008           2007
                                                   -------------  ------------
PRODUCT SALES                                      $     494,937  $    751,176
                                                   -------------  ------------

EXPENSES
 Personnel                                               370,449       273,605
 Cost of products sold (exclusive
  of depreciation and amortization,
  shown separately below)                                 99,319       100,956
 Professional fees                                       101,164       103,816
 Office and other                                         34,012        37,315
 Amortization and depreciation                            22,869        24,368
 Freight and shipping                                     14,432        17,447
 Loss on disposal of equipment                                 -         3,341
 Abandoned patent database costs                          92,166             -
                                                   -------------  ------------
                                                         734,411       560,848
                                                   -------------  ------------
Operating income (loss)                                (239,474)       190,328
                                                   -------------   -----------

OTHER INCOME (EXPENSE)
 Investment and other income                              28,058        23,974
 Interest expense                                         (1,816)      (10,748)
                                                   -------------   -----------
     Total other income (expense)                         26,242        13,226
                                                   -------------   -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                   (213,232)      203,554

INCOME TAX BENEFIT (EXPENSE)                            (200,000)      450,000
                                                   -------------   -----------
NET INCOME (LOSS)                                  $    (413,232)  $   653,554
                                                   =============   ===========

NET INCOME (LOSS) PER COMMON SHARE:                $        (.02)  $       .04
                                                   =============   ===========
 Weighted average number of
  common shares outstanding                           23,533,349    17,919,985
                                                   =============   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                       COMMON STOCK             PREFERRED STOCK     ADDITIONAL                       TOTAL
                                                                                     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                    SHARES       PAR VALUE    SHARES   PAR VALUE     CAPITAL         DEFICIT         EQUITY
                                  -----------   -----------  --------  ----------  -----------   --------------   ------------
Balance,
December 31, 2006                  15,705,541   $     1,571         1  $        -  $ 2,881,262   $   (2,322,721)  $    560,112

Shares issued under
employment agreements               5,062,501           506         -           -      148,097                -        148,603

Shares issued for services             56,249             6         -           -        1,378                -          1,384

Net income                                  -             -         -           -            -          653,554        653,554

Balance,                          -----------   -----------  --------  ----------  -----------   --------------   ------------
December 31, 2007                  20,824,291         2,083         1           -    3,030,737       (1,669,167)     1,363,653

Shares issued under
employment agreements               5,616,958           561         -           -      204,446                -        205,007

Shares issued for services            101,189            10         -           -        3,728                -          3,738

Net loss                                    -             -         -           -            -         (413,232)      (413,232)

Balance,                          -----------   -----------  --------  ----------  -----------     ------------    -----------
December 31, 2008                  26,542,438   $     2,654         1  $        - $  3,238,911    $  (2,082,399)   $ 1,159,166
                                  ===========   ===========  ========  ==========  ===========     ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-5

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2008 AND 2007

                                                           2008         2007
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ (413,232)  $   653,554
                                                       -----------  -----------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                            22,869       24,368
   Loss on disposal of equipment                                 -        3,341
   Stock compensation to employees                         208,745      149,987
   Abandoned patent database costs                          92,166            -
   Deferred income tax assets                              200,000     (450,000)
 Increase or decrease in:
   Accounts receivable                                      57,640      (26,325)
   Inventory                                              (102,351)     (27,877)
   Other current assets                                        442       21,671
   Accounts payable and accrued expenses                    (1,539)      21,498
                                                       -----------  -----------
        Total adjustments                                  477,972     (283,337)

                                                       -----------  -----------
    Net cash provided by operating
    activities                                              64,740      370,217
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (25,164)     (51,388)
 Purchase of certificate of deposit                              -     (263,985)
 Redemption of certificate of deposit                      263,985            -
 Patent database developed                                 (59,253)     (32,913)
 Redemption (Investment) with related party                    853      134,687
 Loan to shareholder                                       (17,069)           -
 Payment received from loan to shareholder                       -       16,514
                                                       -----------  -----------
    Net cash provided by (used in) investing               163,352     (197,085)
    activities                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt                              (140,074)      (8,110)
  Payments on loan payable to stockholder                  (21,330)           -
  Receipt of loan from shareholder                               -       21,330
                                                       -----------  -----------
    Net cash provided by (used in) financing
    activities                                            (161,404)      13,220
                                                       -----------  -----------
Net increase in cash and cash equivalents                   66,688      186,352

CASH AND CASH EQUIVALENTS, beginning of period             209,981       23,629
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, end of period               $   276,669  $   209,981
                                                       ===========  ===========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                           DECEMBER 31, 2008 AND 2007
                                   (Continued)

                                                         2008         2007
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $     1,816   $     10,748
                                                     ===========   ============
Cash paid for income taxes                           $         -   $          -
                                                     ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock issued to employees for services      $   208,745   $    149,987
                                                     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

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

     (d) ACCOUNTS RECEIVABLE - Accounts receivable are stated at the amount management expects to collect from outstanding balances. Based on management's assessment of the credit history with customers having outstanding balances and current relationships with them, management has concluded that losses on balances outstanding at year-end will be immaterial.

     (e) PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for furniture and equipment, fifteen years for certain land improvements, and forty years for buildings and building improvements). In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

     (f) INVENTORY AND COST OF PRODUCTS SOLD - Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

     (g) INTANGIBLES - Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible are amortized using the straight-line method over their respective estimated useful lives. Prior to 2008, intangible assets also includes the cost of developing a database of patents applied for and issued involving the use of cyclodextrins. This project was abandoned in 2008 and these costs were expensed. Management periodically reviews its intangibles to determine if the carrying value of assets may not be recoverable. If an impairment is identified, a loss is recognized for the difference between the carrying amount and the estimated value of the asset.

     (h) REVENUE RECOGNITION - We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met.

     (i) SHIPPING AND HANDLING FEES - Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

     (j) ADVERTISING - Advertising costs are charged to operations when incurred. The Company incurred no advertising expenses in 2008 or 2007.

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

     (o) RECLASSIFICATIONS - Certain amounts in the 2007 financial statements have been reclassified for comparative purposes to conform with the 2008 presentation.

     (p) NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") has issued several new standards, which have implementation dates subsequent to the Company's year end. Management does not believe that any of these new standards will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The FASB issued Interpretation No. 48 ("FIN 48"), which clarifies generally acceptable accounting principles for recognition, measurement, presentation and disclosure relating to uncertain tax positions. As permitted by FIN 48 (as amended), the Company has elected to defer the application of FIN 48 until issuance of its December 31, 2009 consolidated financial statements. For consolidated financial statements covering periods prior to calendar 2009, the Company evaluates uncertain tax positions in accordance with existing generally accepted accounting principles and makes such accruals and disclosures as might be required thereunder.

     (q) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES

     For 2009, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month.

     For 2008, the Company had employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. Also, for 2008, the Company issued shares to one of its employees. The number of shares awarded is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. The stock is subject to trading restrictions under Rule 144. For 2008, the Company awarded 5,718,147 shares and recognized an expense of approximately $208,000 for stock awarded under these arrangements.

     For 2007, the Company had employment agreements with two officers for total monthly salaries of $5,500. In addition, each month the President was awarded shares of common stock. The number of shares awarded was equal to a specified dollar amount divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the period January 1, 2007, through June 30, 2007, the amount was $6,500. For the period July 1, 2007, through December 31, 2007, the amount was $11,500. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Beginning July 2007, the Company also issued shares to one of its employees. The number of shares due was equal to $200 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For 2007, the Company awarded 5,118,750 shares and recognized an expense of approximately $150,000 for stock awarded under these arrangements.

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

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                                       2008             2007
                                                   ----------       -----------
         Land                                     $    80,000      $     80,000
         Buildings and improvements                   418,978           413,565
         Machinery and equipment                       23,046            22,218
         Office furniture and equipment                51,705            51,256
                                                  -----------      ------------
                                                      573,729           567,039

         Less: accumulated depreciation               149,419           129,604
                                                  -----------      ------------
                                                      424,310           437,435

         Construction in progress                      18,474                 -
                                                  -----------      ------------

         Property and equipment, net              $   442,784      $    437,435
                                                  ===========      ============

(4) CONCENTRATIONS OF CREDIT RISK:

     Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured up to the Federal Deposit Insurance Corporation limits. The demand and certificate deposit bank balances were $279,832 and $472,763 at December 31, 2008 and 2007, respectively. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from food and pharmaceutical companies located primarily in the United States and the United Kingdom. Three customers accounted for 77% of the accounts receivable balance at December 31, 2008. Two customers accounted for 82% of the accounts receivable balance at December 31, 2007. The Company has no policy requiring collateral or other security to support its accounts receivable.

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

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

(5) MAJOR CUSTOMERS AND SUPPLIERS:

     In 2008, two major customers accounted for 37% of total sales. In 2007, three major customers accounted for 49% of total sales.

     Substantially all 2008 and 2007 inventory purchases were from three vendors.

     The Company has only one source for certain manufacturing inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(6) LONG-TERM DEBT:

     The Company paid its mortgage payable in full during 2008. Long-term debt as of December 31, 2007 consisted of a $140,074 mortgage note payable to bank, with payments of $1,163 due monthly including principal and interest at 7.25%, which was collateralized by land and buildings with a cost of $210,000.

(7) RELATED PARTY TRANSACTIONS:

     During 2008, the Company repaid the $21,330 borrowed from the President (who is also the majority common stockholder), plus interest of $512. The President then borrowed $17,069 from the Company during 2008 and this amount is outstanding at December 31, 2008. Payments of $2,000 are due monthly in 2009 under a verbal arrangement. The loan is unsecured and interest accrues at 4% beginning January 1, 2009.

     During 2007, the President (who is also the majority common stockholder) loaned the Company $29,000 plus accrued interest of $131. The loan is unsecured and interest accrues at 5%. The loan was reduced by $7,801 due to the Company by the President.



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

     The Company has available at December 31, 2008, unused operating loss carryforwards totaling approximately $ 1,275,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

         Year Ending

         December 31,                              Amount
         ------------                           -----------

             2009                               $   420,000
             2010                                   195,000
             2017                                   206,000
             2020                                   280,000
             2021                                    71,000
             2024                                    66,000
             2025                                    37,000
                                                -----------
             Total                              $ 1,275,000
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

     For 2008, management increased the valuation allowance of our deferred tax asset to 47% from 0% due to the expiration of $640,000 of net operating losses in 2009 and 2010 in excess of our current and expected future profitability, and recorded a $180,000 income tax expense.

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

     The components of the provision for income taxes are as follows for the years ended December 31:

                                                 2008          2007
                                             ----------    ----------
Current income tax benefit (expense)         $  25,000     $ (45,000)

Tax benefit (expense) of temporary             (45,000)      (21,000)
differences

Tax benefit of operating loss carryforwards          -         66,000

Decrease (increase) in valuation allowance    (180,000)       450,000

                                             ----------    ----------
Total net tax benefit (expense)              $(200,000)    $  450,000
                                             ==========    ==========


Significant components of the Company's deferred Federal income taxes were as follows:

                                                 2008          2007
                                             ----------    ----------
Deferred tax assets
Net operating loss carryforwards             $  380,000    $  405,000
Stock-based compensation expense                 47,000        42,000
Depreciation and amortization expense             3,000         3,000
                                             ----------    ----------
Total deferred tax assets                       430,000       450,000
Less valuation allowance                       (180,000)            -
                                             ----------    ----------
     Deferred tax assets, net of valuation      250,000       450,000
                                             ----------    ----------

Deferred tax liabilities                              -             -

                                             ----------    ----------
Net tax assets                               $  250,000    $  450,000
                                             ==========    ==========


     The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% for 2008 and 2007, is summarized as follows:

                                                 2008          2007
                                             ----------    ----------
Tax provision at Federal statutory rate      $   25,000    $ (101,000)
Effect of State taxes                             5,000       (15,000)
Valuation allowance - net operating loss       (180,000)      400,000
Change in expected income tax rate               (3,000)      173,000
Stock-based compensation                        (47,000)       (7,000)
                                             ----------    ----------
Total tax benefit (provision)                $ (200,000)   $  450,000
                                             ==========    ==========

(10) PREFERRED STOCK

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

(11)  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     For 2008, management determined the patent database development project was not economically feasible and expensed 100% of the previously capitalized cost of $92,000 in the fourth quarter of 2008.

     Also in 2008, management increased its valuation allowance to 44% from 0% due to our current and expected future profitability, and recorded a $180,000 income tax expense and reduced our deferred tax asset in the fourth quarter of 2008.

     For 2007, management reduced its valuation allowance to 0% from 100% due to our current and expected future profitability, and recorded a $450,000 income tax benefit and deferred tax asset in the fourth quarter of 2007.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

          3. As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer who is also our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures as of December 31, 2008 were effective.

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

Item 9B.  Other Information.

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

PART III.

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation.



                           SUMMARY COMPENSATION TABLE
                                                                                          Long-term compensation
                                                                      ........................................................
                                         Annual compensation                         Awards             Payouts
                       ---------------------------------------------  -------------------------------   -------
                                                                                         Securities
                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)          ($)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============
C.E. Rick Strattan       2008    $ 84,000        -0-        -0-       $189,822.00 (4)        -0-          -0-          -0-
President, CEO           2007    $ 36,000  $ 25,000         -0-       $148,603.00 (3)        -0-          -0-          -0-
Chairman                 2006    $ 36,000        -0-        -0-       $ 69,654.00 (1)        -0-          -0-          -0-

George L. Fails          2008    $ 36,000        -0-        -0-       $ 15,186.00 (5)        -0-          -0-          -0-
Operations Manager       2007    $ 30,000        -0-        -0-                -0-           -0-          -0-          -0-
                         2006    $ 22,800        -0-        -0-       $ 13,931.00 (2)        -0-          -0-          -0-

   (1) Reflects grant of 1,493,229 shares
   (2) Reflects grant of   298,644 shares
   (3) Reflects grant of 5,062,501 shares
   (4) Reflects grant of 5,201,033 shares
   (5) Reflects grant of   415,925 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. For the period January 1, 2007 though June 30, 2007, the number of shares was computed using $6,500 per month. For the period July 1, 2007, though December 31, 2007, the number of shares was computed using $11,500 per month. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2008, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. No shares were awarded in 2006. This contract was extended through December 31, 2008, at a base annual salary of $36,000 and a number of shares computed using $1,000 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the ownership of the Common Stock of the Company on February 27, 2009, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.

Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   14,704,999              55.40%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................    1,157,016               4.36%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

All Officers and Directors as a group ......   15,862,015              59.76%

                          Equity Compensation Plan Information
                            Number of                                          Number of
                            securities to be                                   securities remaining
                            issued upon exer-                                  available for future
                            cise of outstand-       Weighted-average           issuance under equity
                            ing options,            exercise price of          compensation plans
                            warrants, and           outstanding options,       (excluding securities
Plan category               and rights              warrants and rights        reflected in column (a))
                                  (a)                      (b)                         (c)
--------------------       -------------------      --------------------       ------------------------
Equity compensation
plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved          * * * * * * * * * * * See Note 1 to Table (below) * * * * * * * * * * *
by security holders
                           -------------------      --------------------       ------------------------
Total
                           ===================      ====================       ========================

Notes to Equity Compensation Plan Table:

     Note 1 -- The Company has employment agreements with Mr. Strattan and Mr. Fails. These agreements require the Company to compensate both employees with a variable number of restricted shares of the Company per month based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. For 2008, the number of shares was computed using $13,500 per month. For the period from July 1, 2007 to December 31, 2007, the number of shares was computed using $11,500 per month. For period from January 1, 2007 to June 30, 2007, the number of shares was computed using $6,500 per month. In 2007 a total of 5,062,501 shares and 0 shares were issued to Mr. Strattan and Mr. Fails, respectively. In 2008 a total of 5,201,033 shares and 415,925 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Company owes the stockholder $21,330 at December 31, 2007. The loan is unsecured and interest accrues at 5%. Interest expense related to the loan totaled $131 for the year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company, P.A. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $33,250.00.

Audit-Related Fees

     No fees were billed during the last fiscal year for any assurance and related services by Baumann, Raymondo & Company, P.A. that are not reported under the caption "Audit Fees".

Tax Fees

     No fees were billed during the last fiscal year for professional services rendered by Baumann, Raymondo & Company, P.A. for tax compliance, tax advice, or tax planning.

All Other Fees

     No other fees were billed during the last fiscal year for professional services provided by Baumann, Raymondo & Company, P.A.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules.

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

                                              CTD HOLDINGS, INC.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                            Date: March 27, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                            Date: March 27, 2009

                                            By: /s/ George L. Fails
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                            Date: March 27, 2009