Form 10-Q
period 2009-03-31
CTD HOLDINGS INC
filed 2009-05-15
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2009.

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x) Yes  (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(_) Yes (X) No

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

As of May 12, 2009, the Company had outstanding 26,648,911 shares of its common stock.

                         PART I. Financial Information

Item 1.  Financial Statements.

                                   CTD HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                          March 31, 2009      December 31, 2008
                                            (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                  $   260,623          $   276,669
 Accounts receivable                             42,595               27,794
 Inventory                                      209,811              209,975
 Other current assets                             2,000                2,000
                                          -------------          -------------
     Total current assets                       515,029              516,438
                                          -------------          -------------
PROPERTY AND EQUIPMENT, NET                     460,190              442,784
                                          -------------          -------------
OTHER ASSETS
 Shareholder loan                                16,890               17,069
 Intangibles, net                                 4,750                5,000
 Deferred tax asset                             250,000              250,000
                                           -------------         -------------
     Total other assets                         271,640              272,069
                                           -------------         -------------
TOTAL ASSETS                                 $1,246,859          $ 1,231,291
                                           =============       ===============

(Continued)

                                    CTD HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31, 2009  December 31, 2008
                                                (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses         $  86,287       $     72,125
                                              -------------    -------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
 100,000,000  shares  authorized,  28,229,938
 and  26,542,438  shares issued and
 outstanding, respectively                         2,823              2,654
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A,
  1 share issued and outstanding                      -                -
 Additional paid-in capital                     3,293,105         3,238,911
 Accumulated deficit                           (2,135,356)       (2,082,399)
                                             -------------      -------------
     Total stockholders' equity                 1,160,572         1,159,166
                                             -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,246,859      $  1,231,291
                                              ============     ==============

See accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended
                                      March 31,
                              -----------------------
                                  2009        2008
                              -----------  ----------
PRODUCT SALES                 $  120,496   $   68,470
                              -----------  ----------

EXPENSES
 Personnel                        99,827       81,967
 Cost of products sold
 (exclusive of
 depreciation and
 amortization, shown
 separately below)                16,124       18,229
 Professional fees                44,489       35,693
 Office and other                  7,204        9,272
 Amortization and
 Depreciation                      5,081        7,603
 Freight and shipping              2,152        2,311
                              -----------   ----------
                                 174,877      155,075
                              -----------   ----------

Operating loss                   (54,381)     (86,605)
                              -----------   ----------

OTHER INCOME (EXPENSE)
 Investment and other
 income                            1,424        6,033
 Interest expense                     -        (1,716)
                              -----------   ----------
        Total other income         1,424        4,317
                              -----------   ----------

NET LOSS BEFORE
 INCOME TAXES                    (52,957)     (82,288)

 Income Taxes                        -         15,000
                              -----------  -----------
NET LOSS                        $(52,957)    $(67,288)
                              ===========  ===========

NET LOSS PER COMMON
 SHARE                        $     (.00)   $    (.00)
                              ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    27,386,188    21,699,291
                              ===========  ===========

See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                         ----------------------
                                                            2009          2008
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $  (52,957)   $  (67,288)
                                                        -----------  -----------
 Adjustments to reconcile net loss
 to net cash provided by operating activities:

   Depreciation and amortization                            5,081         7,603
   Stock compensation to employees                         54,363        47,013
   Income tax benefit of deferred tax assets                   -        (15,000)
   Increase or decrease in:
   Accounts receivable                                    (14,801)       52,820
   Inventory                                                  164         6,812
   Other current assets                                        -            442
   Accounts payable and accrued expenses                   14,162        18,868
                                                       -----------   -----------
        Total adjustments                                  58,848       118,558

                                                       -----------   -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                             6,012        51,270
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements          (22,237)      (18,905)
 Patent database development                                   -        (23,020)
 Investment with related party                                 -             65
 Redemption of certificate of deposit                          -        211,958
                                                       -----------   ----------
    NET CASH PROVIDED BY (USED FOR) INVESTING             (22,237)      170,098
    ACTIVITIES                                         -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable                                      -       (140,074)
Payments received on stockholder loan                         179         4,526
                                                       -----------    ----------
NET CASH PROVIDED (USED FOR)
   FINANCING ACTIVITIES                                       179      (135,548)
                                                       ----------     ----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                              (16,046)       85,820

CASH AND CASH EQUIVALENTS, beginning of period            276,669       209,981
                                                       ------------  -----------
CASH AND CASH EQUIVALENTS, end of period                $ 260,623     $ 295,801
                                                       ============  ===========

                                       F-4

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)

                                                        Three Months Ended
                                                             March 31,
                                                         ------------------
                                                         2009          2008
                                                     ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $       -     $    1,716
                                                     ===========   ============

Cash paid for income taxes                           $       -     $       -
                                                     ===========   ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock awarded to officers                   $  54,363     $   47,013
                                                     ===========   ============

                                       F-5

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)


The information presented herein as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying financial statements include CTD Holdings, Inc. and its subsidiary.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2008.

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

(3) INCOME TAXES

For 2009, the Company reported a net loss and also realized a net operating tax loss for the three months ended March 31, 2009. The Company increased the valuation allowance of its deferred tax asset by approximately $8,000 and did not record a increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income may not exceed its current deferred tax asset.

For 2008, the Company reported a net loss and also realized a net operating tax loss for the three months ended March 31, 2008. The Company recorded the future benefit of this tax loss as a deferred tax asset and an income tax benefit of $15,000.

(4) CONCENTRATIONS

Sales to three major customers were 60% of total sales for the three months ended March 31, 2009. Sales to one major customer was 26% of total sales for the three months ended March 31, 2008.

Substantially all 2009 and 2008 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2009, the Company has employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2009, the Company awarded 1,687,500 shares and recognized an expense of $54,363 for stock awarded under these agreements.

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

In March 2009, the Company and Mr. Strattan reached a settlement with Eline Entertainment Group, Inc. and Barry Rothman, pursuant to which Eline Entertainment transferred all of its rights in the Company's Class A Preferred Share to Mr. Strattan. Those parties dismissed their actions against one another and exchanged mutual releases. The Company's action against Steven T. Dorrough, Jayme Dorrough, Eline Holding, and Yucatan Holding Company and the counterclaim filed by those defendants have not been dismissed.

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

Liquidity and Capital Resources

Our cash and short-term investments decreased to $260,000 as of March 31, 2009, compared to $277,000 as of December 31, 2008. The decrease for the three months ended March 31, 2009, was due primarily to facility improvements in excess of cash flow from operations.

As of March 31, 2009, our working capital was $429,000 compared to $444,000 at December 31, 2008. Our cash flows from operations for the first three months of 2008 was $6,000 compared to $51,000 for the same period in 2008. This decrease was due primarily to timing differences in accounts receivable and accounts payable.

We accumulated almost $500,000 in cash in January 2008, which is in excess of our requirements for normal operations and capital projects. We determined the best use of our additional cash was to pay off the $140,000 mortgage on our property, which we did in February 2008. This reduced interest expense approximately $850 per month.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $148,000 through December 31, 2008. During the three months ended March 31, 2009, we capitalized $22,000 of improvements, including an additonal $14,500 for driveway paving. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our Research Park facility. In 2009, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Company officers earned 1,687,00 shares and 1,749,999 shares of our common stock for compensation earned under employment agreements for the three months ending March 31, 2009 and 2008, respectively.

We have no off-balance sheet arrangements at March 31, 2009.

Results of Operations

Total product sales for the three months ended March 31, 2009 increased 78% to $121,000 compared to $68,000 for the same period in 2007. Our major customers continue to be repeat purchasers. In 2009, we had three major customers accounting for 60% of our sales. In 2008, we had one major customer account for 26% of our sales. The increase in sales was due primarily to more sales to our major customers. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for 2009 to date decreased 12% to $16,000 from $18,000 for the same period in 2008. For the two largest sales in 2008, we realized approximately 50% lower cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) by using a new supplier compared with 2008. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins. Our margins vary significantly among our products. Our margins for the same product also vary based on quantity sold.

The change in the value of the U.S. dollar in relation to the Euro and other foreign currencies affects our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and inventory costs, and will continue to do so. The change in shipping costs also affects our friedght expenses. We buy most of our products from outside the U.S. Our main supplier of fine chemicals and complexes has raised its prices 10-15% in Euros. This increase combined with the decline in the U.S dollar, has seen our costs for these products increase 55-65%. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. We are not able to raise our prices sufficient to maintain our historical gross margin percentage and therefore, expect our gross margin percentage to decline in future quarters.

Personnel costs have increased 22% to $100,000 for the three months ended March 31, 2009, from $82,000 for same period in 2008. This increase is due primarily to raises for existing personnel and reduction in personnel costs capitalized as facility improvements.

Professional fees increased 22% to $44,000 for the three months ended March 31, 2009 compared to $36,000 for the three months ended March 31, 2008. This increase is primarily due to increased auditing and accounting expenses.

Office and other expenses are comparable at $7,000 for 2009 and $9,000 for 2008. Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation were comparable at $5,000 for 2009 and $8,000 for 2008 year to date, repectively. We expect depreciation to increase somewhat in future periods as the result of our office renovations, improvements and additions.

Freight and shipping are comparable at $2,000 for 2009 and 2008, respectively. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volitility in overall shipping costs due to increases in energy costs and then decreasing overall demand for shipping services.

Investment and other income decreased 76% to $1,000 for 2009, from $6,000 for the same period in 2008. This decrease is due to lower cash balances in 2009.

We realized a net tax loss for the three months ended March 31, 2009, but recorded a increase in our valuation allowance for the increase in our deferred tax asset of approximately $8,000.

We recognized a $15,000 income tax benefit on our additional net operating loss for the three months ended March 31, 2008. For the year ended December 31, 2008, we recorded a $200,000 valuation allowance on our net deferred tax asset.

We recognized a net loss of $(53,000) and ($67,000) for the three month periods ending March 31, 2009 and 2008, respectively.

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

                                             CTD HOLDINGS, INC.



Date: May 15, 2009                           /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer