Form 10-Q
period 2009-06-30
CTD HOLDINGS INC
filed 2009-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2009.

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

As of August 3, 2009, the Company had outstanding 26,648,911 shares of its common stock.

Item 1. Financial Statements.

                                    CTD HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                   June 30, 2009          December 31, 2008
                                                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents         $   239,308              $   276,669
 Accounts receivable                    55,780                   27,794
 Inventory                             211,163                  209,975
 Note receivable                         9,700                       -
 Other current assets                    2,000                    2,000
                                   -------------            -------------
     Total current assets              517,951                  516,438
                                   -------------            -------------
PROPERTY AND EQUIPMENT, NET            466,908                  442,784
                                   -------------            -------------
OTHER ASSETS
 Stockholder loan                       12,997                    17,069
 Intangibles, net                        4,500                     5,000
 Deferred tax asset                    250,000                   250,000
                                  -------------             -------------
     Total other assets                267,497                   272,069
                                  -------------             -------------
TOTAL ASSETS                        $1,252,356               $ 1,231,291
                                  =============           ===============


                                 (Continued)

                                    CTD HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                June 30, 200   December 31, 2008
                                                                  (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses             $  64,652     $     72,125
                                               --------------     ------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
 100,000,000 shares authorized, 29,103,822 and
 26,542,438 shares issued and outstanding,
 respectively                                          2,910            2,654
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                                   -                -
 Additional paid-in capital                        3,340,027        3,238,911
 Accumulated deficit                              (2,146,005)      (2,082,399)
 Treasury stock, at cost - 162,780 shares
 at June 30, 2009                                     (9,228)              -
                                                -------------     ------------
     Total stockholders' equity                    1,187,704        1,159,166
                                                -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,252,356     $  1,231,291
                                                 ============    =============

           See accompanying Notes to Financial Statements.

                                  CTD HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                 Three Months Ended                Six Months Ended
                                      June 30,                         June 30,
                               -----------------------         -----------------------
                                  2009         2008                2009        2008
                               -----------  ----------         -----------  -----------

PRODUCT SALES                  $  124,448  $  160,655       $   244,944   $   229,125
                               -----------  ----------         -----------  -----------

EXPENSES
 Personnel                         92,398      79,852           192,225       161,819
 Cost of products sold
 (exclusive of
 depreciation and
 amortization, shown
 separately below)                 16,780      59,927            32,904        78,157
 Professional fees                 13,111      22,536            57,600        58,229
Office and other                    7,197       8,256            14,401        17,526
Amortization and
 Depreciation                       5,314       5,346            10,395        12,950
Freight and shipping                1,985       3,491             4,137         5,802
                               -----------  ----------         -----------  -----------
                                  136,785     179,408           311,662       334,483
                               -----------  ----------         -----------  -----------

Operating loss                    (12,337)    (18,753)          (66,718)     (105,358)
                               -----------  ----------         -----------  -----------

OTHER INCOME (EXPENSE)
 Investment and other
  income                           1,688        7,842            3,112        13,875
 Interest expense                     -            -                -         (1,716)
                              -----------  -----------         -----------  -----------
         Total other income        1,688        7,842            3,112        12,159
                              -----------  -----------         -----------  -----------




NET LOSS BEFORE
 INCOME TAXES                    (10,649)     (10,911)         (63,606)      (93,199)

 Income Taxes                          -        2,000                 -       17,000
                              -----------  -----------        -----------   ----------
NET LOSS                        $(10,649)  $ (8,911)           $(63,606)   $ (76,199)
                              ===========  ===========        ===========  ===========

NET LOSS PER COMMON
 SHARE                        $     (.00)   $    (.00)        $     (.00)  $    (.00)
                              ===========  ===========        ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    28,727,148     22,970,123        28,056,668   22,095,124
                              ===========  ===========        ===========  ===========

                     See Accompanying Notes to Financial Statements.

                             CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                (Unaudited)

                                                            Six Months Ended
                                                                  June 30
                                                         ----------------------
                                                            2009          2008
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $   (63,606)  $  (76,199)
                                                        -----------  -----------
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Depreciation and amortization                           10,395       12,950
   Deferred Income Tax benefit                                  -      (17,000)
   Stock awarded to employees                             101,372       88,183
   Increase or decrease in:
    Accounts receivable                                   (27,986)      29,664
    Inventory                                             (1,188)      (61,518)
    Other current assets                                       -           442
    Accounts payable and accrued expenses                 (7,473)      (16,021)
                                                         -----------   --------
        Total adjustments                                 75,120        36,700

                                                         -----------   --------
    NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                            11,514       (39,499)
                                                         -----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements         (34,019)      (20,934)
 Redemption of certificate of deposit                          -       263,985
 Capitalization patent database cost                           -       (42,818)
 Investment with related party                                 -           853
 Cash loaned under note receivable                        (9,700)
                                                       -----------   ----------
    NET CASH PROVIDED BY (USED IN) INVESTING             (43,719)      201,086
    ACTIVITIES                                        -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                  -      (140,074)
   Payments received (advances)
     on stockholderloan                                    4,072       (24,858)
   Repurchase of common stock                             (9,228)          -
                                                      -----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                       (5,156)     (164,932)
                                                      -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                         (37,361)       (3,345)

CASH AND CASH EQUIVALENTS, beginning of period           276,669       209,981
                                                      ------------  -----------
CASH AND CASH EQUIVALENTS, end of period               $ 239,308     $ 206,636
                                                      ============  ===========

                                CTD HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents

                                                              (Unaudited)
                                                              (Continued)

                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                         2009          2008
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                            $            -    $    1,716
                                                     ===========   ============



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock awarded to officers                  $   101,372     $   88,183
                                                     ===========   ============

The accompanying note to consolidated financial statements are an integral part of these statements.

                  See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2009
                                   (Unaudited)


The information presented herein as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, is unaudited.

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

Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2008.

(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.



(3) INCOME TAXES

For 2009, the Company reported a net loss and also realized a net income tax loss for the six and three month periods ended June 30, 2009. The Company increased the valuation allowance of its deferred tax asset by approximately $3,000 and $8,000, respectively, and did not record a increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

For 2008, the Company reported a net loss and also realized a net income tax loss for the three and six month periods ended June 30, 2008. The Company recorded the future benefit of this tax loss as a deferred tax asset and an income tax benefit of $2,000 and $17,000 for the three and six months ended June 30, 2008, respectively.


(4) CONCENTRATIONS

Sales to three major customers were 54% of total sales for the six months ended June 30, 2009. Sales to two major customers was 39% of total sales for the six months ended June 30, 2008.


Substantially all 2009 and 2008 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

Beginning July 1, 2009, the Company has employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Stratta's salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fail' salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. No shares of restricted stock will be issued to Mr. Strattan or Mr. Fails for services following July 1, 2009. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and six month periods ended June 30,2009, the Company awarded 873,884 and 2,561,384 shares and recognized an expense of $47,009 and $101,372, respectively for stock awarded under these agreements.

For 2008, the Company had employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers are awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. Also, the Company issued shares to one of its employees. The number of shares due is equal to $500 divided by eighty percent of the closing price of the Company's common stock on the last day of each month. For the three and six month periods ended June 30, 2008, the Company awarded 791,666 and 2,541,665 shares and recognized an expense of $41,170 and $88,183, respectively for stock awarded under these agreements.


(6) NOTES RECEIVABLE

The Company loaned $9,700 to an unrelated investment company. The note is unsecured, principal and interest at 24% is due on demand.


(7) TREASURY STOCK
Treasury stock is recorded at acquistion cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of June 30, 2009.

(8) SUBSEQUENT EVENTS

On August 11, 2009, George Fails was elected President of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire many of our products outside the United States, from country-regionJapan, country-regionGermany, country-regionChina and country-regionplaceHungary; but we are gradually finding satisfactory supply sources in the country-regionplaceUnited States. While we generally enjoy better supply prices from outside the country-regionplaceUnited States, rising shipping costs are making domestic sources more competitively priced. To add value to our products, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States Patent Trademark Office. We also maintain a less comprehensive database that includes patents issued in many other countries including country-regionJapan, country-regionplaceGermany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

In March 2009, the Company and Mr. Strattan reached a settlement with Eline Entertainment Group, Inc. and Barry Rothman, the Pres/CEO of Eline, pursuant to which Eline Entertainment transferred all of its rights in the Company's Class A Preferred Share to Mr. Strattan. Those parties dismissed their actions against one another and exchanged mutual releases. The Company's action against Steven
T. Dorrough, Jayme Dorrough, Eline Holding, and StateplaceYucatan Holding Company and the counterclaim filed by those defendants has not been dismissed; the company is seeking a summary judgment.

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

Liquidity and Capital Resources
Our cash and short-term investments decreased to $239,000 as of June 30, 2009,compared to $277,000 as of December 31, 2008. The decrease for the six months ended June 30, 2009, was due primarily to the repurchase of Company common stock of $9,228, a loan of $9,700 and facility improvements in excess of cash flow from operations.

As of June 30, 2009, our working capital was $250,000 compared to $444,000 at December 31, 2008. Our cash flows from operations for the first six months of 2009 was $11,000 compared to $(40,000) for the same period in 2008. This change from 2008 to 2009 was due primarily to a $62,000 increase inventory in 2008 and normal timing differences in accounts receivable and accounts payable.

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

In October 2008, we announced a plan to repurchase up to $150,000 of currently outstanding common stock. We have not determined the exact timing of these share repurchases. We acquired 162,780 shares at a cost of $9,228 during the three months ended June 30, 2009.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $148,000 through December 31, 2008. During the six months ended March 31, 2009, we capitalized $34,000 of improvements, including an additional $14,500 for driveway paving. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our PlaceNameplaceResearch PlaceTypePark facility. In 2009, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Company officers earned 2,561,384 shares and 2,541,665 shares of our common stock for compensation earned under employment agreements for the six month periods ending June 30, 2009 and 2008, respectively.

We have no off-balance sheet arrangements at June 30, 2009.

Results of Operations

Total product sales for the six month period ended June 30, 2009 increased 7% to $245,000 compared to $229,000 for the same period in 2008. Our major customers continue to be repeat purchasers. In 2009, we had three major customers accounting for 54% of our sales. In 2008, we had two major customers account for 39% of our sales. The increase in sales was due primarily to more sales to our major customers. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended 2009 decreased 60% to $33,000 from $78,000 for the same period in 2008. For the majority of our larger sales in 2009, we realized approximately 50% lower cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) by using a new supplier compared with 2008. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins. Our margins vary significantly among our products. Our margins for the same product also vary based on quantity sold.


Our sales are comprised mostly of bulk sales of cyclodextrins in larger quantities. Since we purchase most of our bulk products from overseas manufacturers, the fluctuation in foreign currency exchange rates to the U.S. dollar will continue to unpredictably affect our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and inventory costs. The currency exchange rate affects our import freight expenses as well. Our fine chemical products are hisoricaly manufactured overseas as well and because they are higher cost inventory items, the currency exchange rate fluctuations cause significant volatility in cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and inventory costs also even though we do not sell fine checmicals in large quantities. In the last two years we have seen a reduction in the sales of fine chemicals. We have been able to shift the manufacture of a greater percentage of our Aquaplex(R)(chemicals complexed with CD's) fine chemical product line to the placecountry-regionU.S. and thereby reduce the effect of currency rate fluctuations while reducing as well our product cost per gram. We do not expect to see additional future major cost reducing opportunities to become available again. This lower cost supplier of fine chemicals allows us to temporarily offset normal product cost increases and hold the line on an even greater rate of decline in our gross profit margins for the short term; however since we are not able to raise our prices sufficient to match product price increases, we expect a gradual increase in the future cost of products sold (excluding any allocation of direct and indirect overhead and handling costs).

Personnel costs have increased 16% to $92,000 for the three months ended June 30, 2009, from $80,000 for same period in 2008. Personnel costs have increased 19% to $192,000 for the six months ended June 30, 2009, from $162,000 for same period in 2008. This increase is due primarily to raises for existing personnel and reduction in personnel costs capitalized as facility improvements.

Professional fees decreased 42% to $13,000 for the three months ended June 30, 2009 compared to $23,000 for same period in 2008. Professional fees were $58,000 for the six months ended June 30,2009 and 2008, respectively. The decrease for the three month period ending June 30, 2009,is due primarily to timing of auditing and accounting expenses.

Office and other expenses decreased slightly from $7,000 to $8,000 for the three months ended June 30, 2009,and 2008, respectively. Office and other expenses decreased slightly from $18,000 to $14,000 for the six months ended June 30, 2009,and 2008, respectively. Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation were comparable at $5,000 for the three months ended June 30, 2009 and 2008, repectively. Amortization and depreciation decreased slightly from $13,000 to $10,000 for the six months ended June 30, 2009,and 2008, respectively. We expect depreciation to increase somewhat in future periods as the result of our office renovations, improvements and additions.

Freight and shipping decreased slightly to $2,000 from $3,000 for the three months ended June 30, 2009 and 2008, respectively. Freight and shipping decreased slightly from $6,000 to $4,000 for the six months ended June 30, 2009 and 2008, respectively. Freight and shipping costs are dependent on supplier location, frequency of ordering products for inventory and frequency of sales. We have also experienced a volitility in overall shipping costs due to increases in energy costs and then decreasing overall demand for shipping services.

Investment and other income decreased 78% to $2,000 from $8,000 for the three months ended June 30, 2009 and 2008, respectively. Investment and other income decreased 78% to $3,000 from $14,000 for the three months ended June 30, 2009 and 2008, respectively. The decreases are due to lower interest rates and invested cash balances in 2009.

We realized a net tax loss for the three and six month periods ended June 30, 2009, but recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $3,000 and $8,000, respectively.

We recognized a $2,000 and $18,000 income tax benefit on our additional net operating loss for the three and six months ended June 30, 2008, respectively. For the year ended December 31, 2008, we recorded a $200,000 valuation allowance on our net deferred tax asset.


We recognized a net loss of $(11,000) and $(9,000) for the three month periods ending June 30, 2009 and 2008, respectively. We recognized a net loss of ($64,000) and ($76,000) for the six month periods ending June 30, 2009 and 2008, respectively.

We will continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use cyclodextrins in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products. We continue to be the exclusive distributor in placeNorth America of the cyclodextrin products manufactured by Cyclolab Research Laboratories in CityplaceBudapest, country-regionHungary. In keeping with its commitment to use the internet as a major advertising and public relations outlet, the Company intends to apply greater human resources to the updating and maintaining of its web site. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

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

                                             CTD HOLDINGS, INC.



Date: August 14, 2009                        /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer