Form 10-Q
period 2009-09-30
CTD HOLDINGS INC
filed 2009-11-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2009.

____ Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

                         Commission file number: 0-24930

                               CTD HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

              Florida                                 59-3029743
    (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)                Identification No.)

27317 N.W.78th Avenue, High Springs, Florida            32643
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer,'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2009, the Company had outstanding 28,648,911 shares of its common stock.

Item 1. Financial Statements.

                                    CTD HOLDINGS, INC.
                               CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                      September 30, 2009       December 31, 2008
                                            (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                $   278,544            $   276,669
 Accounts receivable                           87,252                 27,794
 Inventory                                    200,789                209,975
 Note receivable                                9,894                          -
 Other current assets                           2,000                  2,000
                                        -------------          -------------
     Total current assets                     578,479                516,438
                                        -------------          -------------
PROPERTY AND EQUIPMENT, NET                   464,796                442,784
                                        -------------          -------------
OTHER ASSETS
 Shareholder loan                              9,611                  17,069
 Intangibles, net                              4,250                   5,000
 Deferred tax asset                          250,000                 250,000
                                        -------------          -------------
     Total other assets                      263,861                 272,069
                                        -------------          -------------
TOTAL ASSETS                              $1,307,136             $ 1,231,291
                                    =================        ===============

                                  (Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30, 2009        December 31, 2008
                                                   (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses              $  39,822                    $     72,125
                                               --------------                   -------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
 100,000,000 shares authorized, 29,403,822 and
 26,542,438 shares issued and outstanding,
 respectively                                           2,940                           2,654
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized;
Series A, 1 share issued and outstanding                    -                               -
Series D, no shares issued and outstanding                  -                               -
 Additional paid-in capital                          3,386,872                      3,238,911
 Accumulated deficit                                (2,113,270)                    (2,082,399)
 Treasury stock, at cost -- 162,780 shares
 at September 30, 2009                                  (9,228)                             -
                                                  -------------                   ------------
     Total stockholders' equity                      1,267,314                      1,159,166
                                                  -------------                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,307,136                    $  1,231,291
                                                  ============                   =============

                    See accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended                Nine Months Ended
                                    September 30,                    September 30,
                              -----------------------           ------------------------
                                  2009        2008                  2009         2008
                              -----------  ----------           -----------  -----------
PRODUCT SALES                 $  215,333   $  142,105          $   460,277  $   371,230
                             -----------   ----------           -----------  -----------
EXPENSES
 Personnel                       113,857      114,301              306,082      276,120
 Cost of products sold
 (exclusive of
 depreciation and
 amortization, shown
 separately below)               39,228         3,111                72,132      81,268
Professional fees                16,527        13,154                74,127      71,383
Office and other                  7,204         7,799                21,605      25,325
Amortization and
 Depreciation                     5,147         5,373                15,542      18,323
Freight and shipping              3,425         6,671                 7,562      12,473
                              -----------   ----------           -----------  ----------
                                185,388       150,409               497,050     484,892
                              -----------   ----------           -----------  -----------

Operating income (loss)          29,945        (8,304)              (36,773)   (113,662)
                              -----------   ----------           -----------  -----------

OTHER INCOME (EXPENSE)
 Investment and other
  income                          2,790        10,997                 5,902      24,872
 Interest expense                    -           (100)                   -       (1,816)
                              -----------  -----------           -----------  -----------
         Total other income       2,790        10,897                 5,902      23,056
                              -----------  -----------           -----------  -----------


NET INCOME (LOSS) BEFORE
 INCOME TAXES                     32,735        2,593               (30,871)    (90,606)

 Income Taxes                        -         (1,000)                 -         16,000
                              -----------  -----------           -----------  ----------
NET INCOME (LOSS)               $ 32,735     $  1,593             $ (30,871) $  (74,606)
                              ===========  ===========           =========== ===========

NET INCOME (LOSS) PER COMMON
 SHARE                            $  .00    $     .00           $     (0.00) $    (0.00)
                              ===========  ===========          ===========  ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    29,091,042   26,626,745            28,374,329  26,262,745
                              ===========  ===========          ===========  ===========

                  See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30
                                                          ----------------------
                                                            2009          2008
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net INCOME (loss)                                     $   (30,871)  $  (74,606)
                                                       -----------   -----------
 Adjustments to reconcile net income(loss) to net cash provided by operating activities:

   Depreciation and amortization                            15,542       18,323
   Stock awarded to employees                              148,247      159,556
   Income tax benefit of deferred tax asset                      -      (16,000)
   Increase or decrease in:
    Accounts receivable                                    (59,458)      38,375
    Inventory                                                9,186     (116,668)
    Prepaid expenses                                           -            442
    Accounts payable and accrued expenses                  (32,303)         780
                                                       ------------   ----------
        Total adjustments                                   81,214       84,808

                                                       -------------  ----------
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                         50,343       10,202
                                                       -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements           (36,804)     (24,499)
 Patent database costs                                          -       (51,653)
 Redemption of certificate of deposit                           -       263,985
 Investment with related party                                  -           853
 Cash loaned to related party                               (9,894)           -
                                                       -------------  ----------
    NET CASH PROVIDED BY (USED IN) INVESTING               (46,698)     188,686
     ACTIVITIES                                        -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                    -     (140,074)
   Payments on stockholder loan                                  -      (21,330)
   Loan to stockholder                                           -       (4,344)
   Received from stockholder                                 7,458           -
   Repurchase of common stock                               (9,228)          -
                                                       -------------  ----------

    NET CASH USED IN FINANCING ACTIVITIES                   (1,770)    (165,748)
                                                       -------------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,875       33,140

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)

                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                         2009          2008
                                                     ------------  ------------


CASH AND CASH EQUIVALENTS, beginning of period           276,669       209,981
                                                     ------------  -----------
CASH AND CASH EQUIVALENTS, end of period             $   278,544   $   243,121
                                                     ============  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid for interest                               $        -     $    1,816
                                                     ===========  ============



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITY

  Common stock awarded to employees                 $   148,247   $    159,556
                                                     ===========  ============


                 See Accompanying Notes to Financial Statements

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2009
                                   (Unaudited)


The information presented herein as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(3) INCOME TAXES

The Company reported net income for the three months ended September 30, 2009. The Company decreased its valuation allowance of its deferred tax asset by approximately $9,000 for the three months ended September 30, 2009. The Company reported a net loss for the nine month period ended September 30, 2009, and increased its valuation allowance of its deferred tax asset by approximately $8,000. For 2009, the Company did not record an increase in its deferred tax asset or record an income tax benefit based on management's expectation of future taxable income, which may not exceed its current deferred tax asset.

For the three month period ended September 30, 2008, the Company reported net income and reported income tax expense of $1,000 and reduced its deferred tax asset. For the nine month period ended September 30, 2008, the Company reported a net loss and also realized a net operating tax loss and recorded the future benefit by increasing its deferred tax asset and recognizing an income tax benefit of $16,000. This was based on management's expectation that it is more likely than not the Company will report net income and net taxable income in future years sufficient to utilize its net operating loss carry forwards.



(4) CONCENTRATIONS

Sales to three major customers were 50% of total sales for the nine months ended September 30, 2009. Sales to three major customers was 42% of total sales for the nine months ended September 30, 2008.

Substantially all 2009 and 2008 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(5) COMMITMENTS AND CONTINGENCIES

Beginning July 1, 2009, the Company has employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Strattan's salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fail's salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. No shares of restricted stock will be issued to Mr. Strattan or Mr. Fails for services following July 1, 2009. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. No shares were awarded under these agreements for the three month period ended September 30, 2009. For the nine month period ended September 30, 2009, the Company awarded 2,561,384 shares and recognized an expense of $101,372 for stock awarded under these agreements.

Effective July 1, 2009, the Company entered into an employment agreement with an officer of its wholly owned subsidiary for 100,000 shares of company stock monthly until December 31, 2009. The Company expensed $46,875 for the three months ended September 30, 2009. In addition, there is a possible transactional bonus equal to 50% of the subsidiary future profits that may result in an additional discretionary bonus to become due.

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


(7) TREASURY STOCK
Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of September 30, 2009.

(8) PREFERRED STOCK
In 2009, we authorized a Series D preferred stock, setting forth its designations, rights and preferences. Only shareholders who own in excess of 10% of the combined total number of outstanding Common Shares and outstanding Class D preferred shares may be entitled to hold Series D preferred stock. The more significant right is in the event the combined total number of outstanding common shares and outstanding Series D preferred shares increases, such that any Class D preferred shareholder owns less than 10% of the combined total number of outstanding common shares and outstanding Class D preferred shares, the Series D preferred shares automatically convert to common shares, unless the affected shareholder acquires sufficient additional common shares to increase the total stockholdings to more than 10% of the combined total number of combined total number of outstanding common shares and outstanding Class D preferred shares. No Series D shares have been issued.

(9) SUBSEQUENT EVENTS - The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on November 13, 2009.

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

In March 2009, the Company and Mr. Strattan reached a settlement with Eline Entertainment Group, Inc. and Barry Rothman, the President/CEO of Eline, pursuant to which Eline Entertainment transferred all of its rights in the Company's Class A Preferred Share to Mr. Strattan. Those parties dismissed their actions against one another and exchanged mutual releases. The Company's action against Steven T. Dorrough, Jayme Dorrough, Eline Holding, and Yucatan Holding Company and the counterclaim filed by those defendants has not been dismissed; the company is seeking a summary judgment.


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

In 2009, we authorized a Series D preferred stock, setting forth its designations, rights and preferences. Only shareholders who own in excess of 10% of the combined total number of outstanding Common Shares and outstanding Class D preferred shares may be entitled to hold Series D preferred stock. The more significant right is in the event the combined total number of outstanding common shares and outstanding Series D preferred shares increases, such that any Class D preferred shareholder owns less than 10% of the combined total number of outstanding common shares and outstanding Class D preferred shares, the Series D preferred shares automatically convert to common shares, unless the affected shareholder acquires sufficient additional common shares to increase the total stockholdings to more than 10% of the combined total number of combined total number of outstanding common shares and outstanding Class D preferred shares. No Series D shares have been issued.

Liquidity and Capital Resources

Our cash and short-term investments increased slightly to $279,000 as of September 30, 2009,compared to $277,000 as of December 31, 2008. The increase for the nine months ended September 30, 2009, was due primarily to cash from operations and increased sales, primarily in the three months ended September 30, 2009.

As of September 30, 2009, our working capital was $539,000 compared to $444,000 at December 31, 2008. Our cash flows from operations for the first nine months of 2009 was $50,000 compared to $10,000 for the same period in 2008. This change was due primarily to normal timing differences in accounts receivable and accounts payable.

In January 2008,we determined the best use of our large cash balance was to pay off the $140,000 mortgage on our property, which we did in February 2008. This reduced interest expense approximately $850 per month.

We believe our remaining working capital is sufficient to run our operations at current expected future operating levels into the near future. We do not require capital in the next twelve months for normal operations.

We also significantly increased our inventory for our two most profitable bulk products. In April 2008, we ordered $46,000 of the product HPB from a Japanese supplier, and in July 2008 we ordered $80,000 of the product Methyl-Beta from a German supplier. We increased our inventory of these two products based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our suppliers in the quantity purchased. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business, due to the long shelf life of these products. Our current inventory of these two products represents approximately two years of our historical sales volume of these products.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $148,000 through December 31, 2008. During the nine months ended September 30, 2009, we capitalized $37,000 of improvements, including an additional $14,500 for driveway paving. Currently we are conducting an extensive survey of our 40 acres of property and existing facilities in preparation for developing a total site plan for our research park facility. In 2009, we plan to renovate three existing structures to be an inventory warehouse and an educational auditorium at a estimated cost of $60,000. These buildings have been previously idle. Over the next five years, we plan to renovate or construct at least six buildings for an estimated cost of $150,000.

Company officers earned 2,861,384 shares and 3,787,292 shares of our common stock for compensation earned under employment agreements for the nine month periods ending September 30, 2009 and 2008, respectively.

We have no off-balance sheet arrangements at September 30, 2009.

Results of Operations

Total product sales for the nine month period ended September 30, 2009 increased 24% to $460,000 compared to $371,000 for the same period in 2008. Our major customers continue to be repeat purchasers. In 2009, we had three major customers accounting for 50% of our sales. In 2008, we had three major customers account for 42% of our sales. The increase in sales was due primarily to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by our association with the use of Trappsol HPB to ameliorate the symptoms of Nemann-Pick type C (childhood Alzheimer's) in a current clinical trial. Also during 2009, we have experienced increased sales in complexes (mixtures of cyclodextrins and testing material). The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date sales and operating results.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended 2009 decreased 11% to $72,000 from $81,000 for the same period in 2008. For the majority of our larger sales in 2009, which have been complexes and Trappsol HPB, our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) is lower as a percentage of sales than many of our other products. We have also realized approximately 50% lower cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) by using a new supplier compared with 2008. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins. Our margins vary significantly among our products. Our margins for the same product also vary based on quantity sold. Our increased inventory of our more popular products provides some delay from increasing costs of materials. The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date cost of products sold (excluding any allocation of direct and indirect overhead and handling costs)

Our sales are comprised mostly of bulk sales of cyclodextrins in larger quantities. Since we purchase most of our bulk products from overseas manufacturers, the fluctuation in foreign currency exchange rates to the U.S. dollar will continue to unpredictably affect our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and inventory costs. The currency exchange rate affects our import freight expenses as well. Our fine chemical products are historically manufactured overseas as well and because they are higher cost inventory items, the currency exchange rate fluctuations cause significant volatility in cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and inventory costs also even though we do not sell fine chemicals in large quantities. In the last two years we have seen a reduction in the sales of fine chemicals (cyclodextrin derivatives). We have been able to shift the manufacture of a greater percentage of our Aquaplex(R)(chemicals complexed with CD's) fine chemical product line to the U.S. and thereby reduce the effect of currency rate fluctuations while reducing as well our product cost per gram. It is unlikely we will see future major cost reducing opportunities in the short term. This lower cost supplier of fine chemicals allows us to temporarily offset normal product cost increases and hold the line on an even greater rate of decline in our gross profit margins for the short term; however since we are not able to raise our sale prices sufficient to match product cost increases, we expect a gradual increase in the future cost of products sold (excluding any allocation of direct and indirect overhead and handling costs).

Personnel costs remain unchanged at $114,000 for the three months ended June 30, 2009, and for same period in 2008. Personnel costs have increased 11% to $306,000 for the nine months ended September 30, 2009, from $276,000 for same period in 2008. This increase is due primarily to raises for existing personnel and reduction in personnel costs capitalized as facility improvements.

Professional fees increased 31% to $17,000 for the three months ended September 30, 2009 compared to $13,000 for the same period in 2008. Professional fees were $74,000 and $71,000 for the nine months ended September 30,2009 and 2008, respectively. These increases are due primarily to creating a new subsidiary, amending employment agreements and annual increases in auditing and accounting expenses.

Office and other expenses decreased slightly from $8,000 to $7,000 for the three months ended September 30, 2009,and 2008, respectively. Office and other expenses decreased slightly from $25,000 to $21,000 for the nine months ended September 30, 2009,and 2008, respectively. Most of our office related expenses do not vary significantly from quarter to quarter. Amortization and depreciation were comparable at $5,000 for the three months ended September 30, 2009 and 2008, respectively. Amortization and depreciation decreased slightly from $18,000 to $15,000 for the nine months ended September 30, 2009,and 2008, respectively. We expect depreciation to increase somewhat in future periods as the result of our office renovations, improvements and additions.

Freight and shipping decreased to $3,000 from $7,000 for the three months ended September 30, 2009 and 2008, respectively. Freight and shipping decreased to $6,000 to $12,000 for the nine months ended September 30, 2009 and 2008, respectively. Freight and shipping costs are dependent on supplier location, frequency of ordering products for inventory and frequency of sales. These decreases are primarily due to changing our supplier of complexes from Hungary to a U.S. supplier, reducing our freight and shipping costs. We also continue to experience some volatility in freight and shipping costs due to changes in energy costs.

Investment and other income decreased 78% to $3,000 from $11,000 for the three months ended September 30, 2009 and 2008, respectively. Investment and other income decreased 88% to $3,000 from $25,000 for the nine months ended September 30, 2009 and 2008, respectively. The decreases are due to less consulting and other income and lower interest rates on invested cash balances in 2009.

We realized net taxable income for the three months ended September 30, 2009 and a net tax loss for the nine month periods ended September 30, 2009. For the three months ended September 30, 2009, we recognized income tax expense of $9,000, recognized a benefit of our net operating loss carryforward of $9,000, which reduced our deferred tax asset valuation allowance by $9,000. For the nine months ended September 30, 2009 we recorded an income tax benefit of $9,000 and also increased our deferred tax asset valuation allowance for $9,000.

We recognized a $1,000 income tax expense for the three months ended September 30, 2008. We recognized a $16,000 income tax benefit on our additional net operating loss for the nine months ended September 30, 2008. For the year ended December 31, 2008, we recorded a $200,000 valuation allowance on our net deferred tax asset.
..
We recognized net income before income taxes of $33,000 and $3,000 for the three month periods ending September 30, 2009 and 2008, respectively. We recognized a net loss of ($31,000) and ($91,000) for the nine month periods ending September 30, 2009 and 2008, respectively.

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

2. Internal control over financial reporting is a process tailored to the Company's unique circumstances, designed under the supervision of the Company's Chief Executive and Chief Operating Officer, and effected by the Company's Board of Directors, its consultants and other personnel, taking into account the small size of the Company, small number of employees and others involved in the Company's finances. The process uses a system of checks and balances to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets and the review of those transactions and dispositions by the Company's compliance officer;- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

3. As required by Rule 13a-15(b) and 15(d)-15(e) under the Exchange Act, our Chief Executive Officer who is also our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company's Chief Executive Officer has concluded that the Company's internal control over financial reporting, as of September 30, 2009 was effective.

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

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2009, The Company issued 1,400,000 of its common shares in exchange for 100,000 common shares of its wholly owned subsidiary, Vistra Growth Partners,

Item 3.  Defaults Upon Senior Securities.

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

          (10.1) Agreement of Shareholders  dated November 11, 1993
                 by and among C.E. Rick Strattan, Garrison Enterprises,
                 Inc. and the Company.                                       *

          (10.2) Lease Agreement dated July 7, 1994.                        **

          (10.3) Consulting  Agreement  dated July 29, 1994 between
                 the Company and Yellen Associates.                          *

          (10.4) License  Agreement  dated December 20, 1994 between
                 the Company and Herbe Wirkstoffe GmbH.                      *

          (10.5) Joint Venture  Agreement  between the Company and
                 Ocumed,  Inc. dated May 1, 1995,  incorporated  by
                 reference  to the  Company's Form 10-QSB for the
                 quarter ended September 30, 1995.                          **

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

                                             CTD HOLDINGS, INC.



Date: November 13, 2009                   /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer