Form 10-K
period 2009-12-31
CTD HOLDINGS INC
filed 2010-03-31
CIK 922247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes (_) No (X)

     State issuer's revenues for its most recent fiscal year: $623,874

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $606,167 based on a $.07 EOD, June 30, 2009, closing price.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 33,410,295 shares of Common Stock as of February 28, 2010.

PART I

Item 1.  Business.

     CTD Holdings, Inc. ("We" "Our" "Us" or "the Company") was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins ("Cyclodextrins" or "CDs") and related products to the food, pharmaceutical and other industries. We also provide consulting services in the area of commercialization of CD applications.

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

     Our strategy is to sell Trappsol(R) CDs and CD derivatives to the R&D market and to introduce Aquaplex (R) complexes of active pharmaceutical ingredients with little or no regulatory burden in order to minimize the product development expenses and create profitable revenue for the Company and its customers/clients.

     We currently sell our products for use in the pharmaceutical, food and industrial chemical industries, as well as R&D chemical supply.

CD Market

     The food additive industry has been experimenting with CDs for many years. Now that commercial supply of Trappsol(R) and Aquaplex(R) can be assured and in many cases regulatory approval has been obtained, the Company believes the food additive industry world-wide will continue to increase its use of CDs.

     CDs have been used in a variety of food products in Japan for over 25 years. In 1999 the economic impact of CD's on the Japanese economy was reported to be $2.6 billion. Within the last 10 years, many more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. We believe that natural CDs have been confirmed to be generally as safe. Moreover, recent approvals by the Food and Drug Administration (FDA) suggest that regulatory approval for new products may be easier in the future. In 2001 Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox(R) antifungal which contained hydroxypropyl BCD. In 2008, Trappsol(R) HPB was used in an FDA approved compassionate use clinical trial. This led to a new product in the Company's Trappsol(R) product line called Cyclo(TM). As of March 2010, Cyclo(TM) was expecting to receive approval within 60 days to be designated an orphan drug.

     Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce(R), a popular fabric softener and Febreze(R). Avon uses CDs in its dermal preparations using its Age Protective System APS(R). The prices of the natural CDs have decreased enough so that these materials will be used much more widely.

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

CD Products

     Our CD products include Trappsol(R), Aquaplex(R), and AP(TM)-Flavor product lines. The Trappsol product line consists of approximately 200 different varieties of CDs and the Aquaplex product line includes more than 60 different complexes of active ingredients with various CDs. The Company has protected its service and trade marks by registering them with the U.S. Patent and Trademark Office. The following trademarks have been approved and are in use: Trappsol(R) and Aquaplex(R). The Company is considering registering the mark "cyclo" based on its availability. These IP properties add to the intangible asset value of the Company since 2000. Our website at http://www.cyclodex.com, a major tangible asset, has grown to be a leading cyclodextrin information site on the Internet.

     CTD purchases CD's from commercial manufacturers around the world including Wacker Biosolutions - Adrian MI and Mitsubishi - Tokyo, Japan. At the end of 2002, CTD became the exclusive distributor in North America of the CD products manufactured by Cyclolab R&D Labs in Budapest, Hungary. The Company does not manufacture cyclodextrins.

     We have introduced many new products into our basic line of CDs and CD complexes--liquid preparations of CDs; relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and finally, excess production of custom complexes when those items are not proprietary or restricted by the customer.

Business Strategy

     Our strategy has been and will continue to be to generate profitable revenue through sales of CD related products. However, we believe the strategic decision made in 2009 to vertically integrate by becoming a manufacturer of spray-dried Aquaplex(R) products could substantially increase the Company's income.
     From inception through the current year, sales of CDs and CD derivatives have been sufficient to provide the necessary operational profitability to sustain the Company. Since these materials were simply purchased and resold, they had the least value-added attributes.

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

     We intend to increase our business development efforts in the food additive, pharmaceutical, and personal products industries, among others, by manufacturing bulk Aquaplex(R) complexes using a proprietary Pulse Combustion spray-drying technology.

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

     The Company believes its competitive advantage lies in its experience and know-how in the use and application of CDs; and now the availability in bulk of Aquaplex(R) APIs (Active Pharmaceutical Ingredients) will provide the Company with an even greater competitive advantage.

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

Marketing Plan

     We believe the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy. Now that we will be able to provide bulk quantities of Aquaplex(R) products using a proprietary technology, we expect the major pharmaceutical companies to aggressively incorporate these Aquaplex(R) products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the availability of water soluble APIs in bulk quantities.

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

     We intend to work with clients in European and Asian countries where current regulatory views include CDs as natural products and GRAS (Generally Recognized as Safe) excipients enhancing the aqueous solubility of APIs. Along with the new products themselves, the Company has created a licensable mark that may be used by other manufacturers wishing to take advantage of the improved aqueous delivery afforded by Trappsol CDs.

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

     The Company is currently a leading consultant in determining manufacturing standards and costs for CDs and CMCDs. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CD complexation procedures. The Company has established a strong business relationship with one of the experts in this field -- Cyclolab in Hungary -- and has utilized the services and expertise of this laboratory. The Company believes this relationship provides significant advantages in marketing lead time, and combined with a strong marketing presence, will give the Company a two- to three-year lead time advantage over its competitors.

     In 2002 we became the exclusive North American distributor of the CD products manufactured by Cyclolab. We intend to form additional business relationships with Cyclolab in Hungary by creating a Cyclolab-USA laboratory facility at our research park and thereby further strengthen our competitive advantage. CTD Holdings will continue to evaluate opportunities to acquire Cyclolab going forward, notwithstanding our 2006 derailed attempt to purchase the company. The Cyclolab acquisition failed as the result of misrepresentation by investors that has resulted in a judgment against those investors. The Company believes that its current effort to attain c-GMP (current Good Manufacturing Practice) status for its planned (2010) spray-drying facility at the Research Park site will provide a significant and long-lasting competitive advantage. The Company believes that Cyclolab will play an important role in the future of Josef Szejtli Research Park at the Company's current corporate site.

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

Employees

     The Company employed five persons on a full-time basis in 2009. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 1A. Risk Factors.

     The loss of the unique skills of the CEO of the Company and the President of the NSP division would significantly reduce the prospects of a timely implementation of the above strategic plans. The possibility of competition from a major manufacturer of CDs must be considered. While the fact that such has not already happened significantly reduces the concern, it cannot be totally dismissed.

Item 2.  Properties.

     In 2000, the Company bought approximately 40 acres in western Alachua County, Florida, (the "Property") for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The Property had been developed in part as a mushroom growing facility. While the Company has discontinued mushroom growing operations on the Property, the Company continues to use the Property as its corporate headquarters. Its present 6,000 sq.ft. facility is expected to be adequate to house the Company's operations for the foreseeable future, including the current plan to build a spray-drying facility.

     In March 2008, the Company paid off the mortgage in the first step to create the research park. The Property is in a region that is experiencing moderate population and development growth which has increased the market value of the Property. Management believes the current limited insurance coverage is adequate for the Property. As the additional development continues, management will begin to appropriately increase the coverage.

     The Property has a 6,000 sq.ft. facility from which the Company operates its corporate offices. The anticipated remaining useful life of the facility is undetermined, but in Management's estimate exceeds 25 years. The Property's federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended December 31, 2009, are 22.7425 mils and $3,319, respectively.


Item 3.  Legal Proceedings.

     On March 10, 2010, the Company was awarded a judgment in Palm Beach County, Florida, Circuit Court Case No. 50-2007-CA-00818XXXXMB, Div. AA, for damages in the amount of $151,547.80 against Steven Dorrough, Jayme Dorrough and Eline Entertainment Group (not incorporated). The time within which an appeal may be filed will expire in 30 days.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     In October 1994, the Company's securities began trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol CTDI. In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc. In 2000, CTD Holdings, Inc. changed its trading symbol to CTDH.OB and currently trades on the OTC Bulletin Board as CTDH.OB. Since the commencement of trading of the Company's securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board.

                                    High               Low

2007          First Quarter        $ 0.05            $ 0.02
              Second Quarter       $ 0.05            $ 0.02
              Third Quarter        $ 0.04            $ 0.02
              Fourth Quarter       $ 0.05            $ 0.02

2008          First Quarter        $ 0.03            $ 0.02
              Second Quarter       $ 0.08            $ 0.03
              Third Quarter        $ 0.08            $ 0.02
              Fourth Quarter       $ 0.06            $ 0.02

2009          First Quarter        $ 0.03            $ 0.03
              Second Quarter       $ 0.07            $ 0.05
              Third Quarter        $ 0.07            $ 0.06
              Fourth Quarter       $ 0.13            $ 0.11

     Over-the-counter  market quotations reflect  inter-dealer  prices,  without
retail  mark-up,   mark-down  or  commissions  and  may  not  represent   actual
transactions.

Holders

     As of February 27, 2009, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 70.

Dividend Policy

     The Company paid no dividends in 2009 and will not pay any cash dividends on its common stock in 2010 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

Recent Sales of Unregistered Securities

None.


Item 7. Management's Discussion and Analysis or Plan of Operation.

Introduction

     CTD Holdings, Inc. began operations in 1990. Our revenues are principally derived from the resale of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Japan and Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, shipping costs and unfavorable currency exchange rates for our current order quantities are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

     As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We also have four major customers who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year. At the end of 2008, we joined in an effort to treat a set of twins in the US who were diagnosed with Niemann Pick C (NPC). NPC is also called Childhood Alzheimer's. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body's cells. Treatment with our Trappsol(R) HPB proved to provide an ameliorative benefit and was submitted for orphan drug status in March 2010. The sales of this product in the US and internationally contributed significantly to our revenues in 2009. We expect continued growth in the sales of this product, now called Trappsol Cyclo(TM).

     In 2004, we authorized a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensures that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A
Preferred Stock to C.E. Strattan, our majority shareholder, in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled. Effective August 11, 2005, C.E. Strattan contractually transferred the one outstanding share of Series A Preferred Stock to Eline Entertainment Group, Inc. (Eline). The agreement with Eline provides for advances to the Company of up to an aggregate of $1,500,000 to acquire
Cyclolab, at Eline's sole discretion. Eline is an SEC pink sheet company currently not in reporting compliance. In September 2006, the Company's President, Mr. Strattan, demanded, in accordance with the expired contract, the return of the Series A Preferred Stock in the form of a stock power authorization since the physical share never left the possession of its original owner, Mr. Strattan. The demand letter was sent to the address given in the contract and was never acknowledged nor responded to by Eline. The Company has filed a legal action with regard to its agreement with Eline. See "Legal Proceedings". In April 2009, the Company reached an agreement with the President of Eline to release him and Eline from any further litigation in exchange for the contractual (stock power) return of rights to the one share of Series A
Preferred Stock owned by Mr. Strattan. Litigation against the remaining defendants, Steven Dorrough, Jayme Dorrough, Yucatan Holding Company and Eline Holding Group, Inc. was further prosecuted, resulting in a judgment (March 10, 2010) awarding CTD $150,000 for costs.

     The Company's Board of Directors had previously decided to create an additional class of preferred shares to be referred to as the Series B Preferred Share as a protective measure while the Series A stock ownership was in doubt. The Series B Preferred Share. The Series B Preferred Share would entitle the holder to vote, in addition to other shares owned by the holder, the number of votes equal to the number of the authorized, but unissued common shares of the Company. Action to approve the proposed amendment would not occur until an Information Statement is filed and approved by the Securities and Exchange Commission. Currently, the Company's Board of Directors has put the filing of this information statement on hold.

Liquidity and Capital Resources

     Our cash increased to $339,000 as of December 31, 2009, from $277,000 at December 31, 2008. This increase was due primarily to cash from operations. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts. Our working capital was $537,000 at December 31, 2009 compared to $444,000 at December 31, 2008. Our cash flow from operations for 2009 was $108,000 compared to $65,000 for 2008. The increased cash flow from operations is due primarily to increased sales. In February 2008, we paid off our $140,000 mortgage on our property. This reduced our interest expense $850 per month.

     During 2009 we sold Trappsol(R) products from inventory purchased in 2008 (approximately $100,000) for our two most profitable bulk products, based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business. Our current inventory of these two product represents approximately one year of our historical sales volume of these products.

     We acquired 162,780 shares of our common stock at a cost of $9,228 during 2009 as part of a Company stock repurchase program announced in October 2008.

     At December 31, 2009, we have $825,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $250,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire. However, $420,000 of those net operating losses expired in 2009 and $195,000 expire in 2010. In 2008, management did not believe it would be able to fully utilize these net operating losses before they expire and increased our valuation allowance for our deferred tax asset by $180,000 in anticipation that this portion of our deferred tax asset will not be utilized. Management did not increase its valuation allowance in 2009.

     During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock. We recorded an expense of $66,000 for 2009 and we issued the stock in 2010.

Operating Results

     Product sales increased 22% to $603,000 in 2009 from $495,000 in 2008. This is after a 34% decrease in sales from 2007 to 2008 and a 39% increase in sales from 2006 to 2007. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $111,000 in 2009 compared to $99,000 for 2008. For 2009, we had a net loss of $(193,000), compared to net loss in 2008 of $(413,000), which included a deferred tax provision of $200,000.

     We believe with careful fiscal management our working capital is sufficient to run our operations at current and expected future operating levels into the near future. We may require new capital in the next twelve months to implement our current expansion.

     Controlling cash expenses continues to be management's primary fiscal tool. However, growth requires increased expenditures and while we feel it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, these consulting fees will act to reduce profitability. We have been able to increase revenues to balance these new expenses, but cannot be sure such effort will be enough in the short term to sustain the favorable cash flow we have been enjoying.

     Currently, we are developing a site plan for the research park including survey, engineering and design. The progress of the site plan is contingent on the Company's ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to raise additional capital by offering shares to finance the building construction of the research park. In the first quarter of 2010, the site plan was modified to include the building of a spray-drying facility. This modification resulted from our decision to implement new technology that will result in proprietary technology to produce CD complexes of APIs in bulk quantities. Completion of this project is expected to be by year-end 2010, resulting in a c-GMP plant approved to produce pharmaceutical ingredients suitable for parenteral use.

     To implement this new effort, a new wholly-owned subsidiary, NanoSonic Products, Inc. (NSP) was created in December 2008, and Dr. Jeffrey Tate was hired to be its President and COO. Responsibility for our two branded products, Trappsol(R) and Aquaplex(R) will be divided between the two divisions - Trappsol(R) to CTD and Aquaplex(R) to NSP.

     Beginning in 2003, we began improvements and renovations of our corporate office and have invested $191,000 through December 31, 2009. During the year ended December 31, 2009, we capitalized $43,000 of improvements including additional paving of our driveway. We are continuing our efforts to develop a total site plan for our Research Park facility. These existing structures previously designated to become a warehouse and an educational auditorium will be modified to house the $1.5 million spray-drying facility that will be the centerpiece of the Research Park. We believe this effort will increase our capitalized improvements significantly in 2010.

     We issued 3,161,384 shares and 5,718,147 shares of our common stock to officers and employees for compensation earned under employment agreements for 2009 and 2008, respectively.

     We have no off-balance sheet arrangements as of December 31, 2009.


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

     At the end of 2007, we began to renovate three buildings in our corporate office park that were idle from our former mushroom farming operation. The carrying value of these long-lived assets is $75,000. We are currently working on a site plan for a spray-drying pilot plant as well as renovations and construction of an auditorium and meeting rooms suitable for the mission of our research park.

     During 2007, we began a major upgrade and update of our searchable cyclodextrin patent database. We capitalized $33,000 for this project in 2006 and capitalized an additional $59,000 through October 2008. In October 2008, we determined that the database was functionally impaired and we expensed the entire development cost of $92,000.

Valuation Allowance on Deferred Tax Assets

         ASC 820 requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Our net deferred tax assets are $250,000 ($430,000 less a $180,000 valuation allowance), comprised principally of $1,275,000 of net operating loss carryforwards (NOL's), with the remaining portion related to temporary timing differences between tax and financial reporting. Classification of deferred tax assets between current and long-term categories is based on the expected timing of realization, and the valuation allowance is allocated on a prorata basis.

     For 2009, we reported net loss before taxes of $(193,000). In 2009, we decreased the amount of our valuation allowance of our deferred tax asset by the amount of the net operating loss that was used or expired in 2009, which decreased our valuation allowance percentage to 25% from 47% due to our current and expected future profitability. We recorded an income tax provision, which was offset by deferred tax assets and utilization of our net operating loss. Our sales level increased in 2009 and we expect continued volitility in the timing of sales, but overall sales growth is expected to be slow in the near term consistent with the overall U.S. economy and then we expect our sales to return to a modest growth starting in 2010.

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

     The range of possible judgments relating to the valuation of our deferred tax asset is very wide. In 2007, we determined the weight of available evidence supported a decision that a portion of our deferred tax assets will be realized, resulting a deferred tax asset of $450,000, and a decrease in our valuation allowance of the same amount. In 2008, we concluded that the weight of available evidence supported a decision that 47% of our net operating losses would expire unused, so we increased our valuation allowance by $200,000. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.


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

2009 Compared to 2008

     Total product sales for 2009 were $603,000, a 22% increase over 2008 sales of $495,000. 2007 was our highest sales ($751,000) level. Sales for 2009 were the 2nd highest sales reported in our history, and 2008 was our 4th highest sales total . The increase in sales from 2008 to 2009 is due primarily to recent publicity regarding use of cyclodextrins in various medically related applications . The large sales volume in 2007 was due to an increase in sales volume primarily of one product, Trappsol HPB. We did not expect sales to decrease as much as they did from 2007 to 2008, this decrease followed the decline in the general U.S. economy. Our major customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. In 2009, our four largest customers accounted for 57% of our sales; the largest accounted for 21% of sales. In 2008, our four largest customers accounted for 51% of our sales; the largest accounted for 20% of sales. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer's market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

     Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $111,000 for 2009 compared to $99,000 for 2008. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins, which we experienced from 2008 to 2009. We have not experienced significant increases in material costs during 2009.

     As we buy some of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an affect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. dominated in U.S. dollars. Our main supplier of fine chemicals and complexes is located in Hungary dominated in Euros. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.

     Personnel costs increased 31% to $486,000 for 2009, from $370,000 for 2008. This increase is due primarily to the addition of a new employee who was to provide consulting services to customers, and to whom we issued Company stock and other equities and recorded an expense of $157,021. We also added an additional office employee during the third quarter of 2008.

     Professional fees decreased to $88,000 for 2009 from $101,000 for 2008. Legal fees were higher than historical levels for 2008 as the result of our lawsuit with Eline Entertainment Group, Inc. We will continue to incur legal expenses in the collection of the judgment awarded.
     Office and other expenses are comparable at $31,000 and $34,000 for 2009 and 2008, respectively. Most of our office related expenses do not vary significantly from quarter to quarter.

     Amortization and depreciation is comparable at $21,000 and $23,000 for 2009 and 2008, respectively. We expect similar expenses in future periods as the result of our office renovations, improvements and additions.

     Freight and shipping decreased 17% to $11,000 for 2009, from $14,000 for 2008, due to lower purchases and more competition in shipping costs . Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales.

     Investment and other income decreased 17% to $8,000 for 2009, from $28,000 for 2008. This decrease is due primarily to lower earnings on cash balances in 2009. We earned some nonrecurring consulting fees in 2008.

     We recognized a net zero income tax expense for 2009 due to the utilization of net operating loss carryforwards, offset by a decrease in our valuation allowance of our deferred tax asset. Our valuation allowance of our deferred tax asset also decreased due to our inability to utilize certain net operating losses before they expired. We recognized a $200,000 income tax expense for 2008 due to an increase in the valuation allowance of our deferred tax asset. We increased our valuation allowance of our deferred tax asset as the result, reducing our estimates of expected net taxable income in the next three years and for the resulting expected inability to utilize certain net operating losses before they expired.

     We recognized a net loss of $(193,000) for 2009 compared to net loss for 2008 of $(413,000).

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

Item 8.  Financial Statements and Supplementary Data.

                        BAUMANN, RAYMONDO & COMPANY, PA
                         405 NORTH REO STREET, SUITE 200
                                 TAMPA, FL 33609

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High Springs, Florida

We have audited the consolidated balance sheets of CTD Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of CTD Holdings, Inc. internal control over financial reporting as of December 31, 2009 included in the accompanying management's report on internal control and, accordingly, we do not express an opinion thereon.

\s\ Baumann, Raymondo & Company, PA

Baumann, Raymondo & Company PA
Tampa, Florida
March 18, 2010

PART I. Financial Information
Item 1. Financial Statements.

                         PART I. Financial Information
Item 1. Financial Statements.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2009 AND 2008

                                     ASSETS

                                                  2009                  2008

CURRENT ASSETS
 Cash and cash equivalents                   $   338,872          $   276,669
 Accounts receivable                              40,425               27,794
 Inventory                                       185,262              209,975
 Other current assets                                 -                 2,000
                                            -------------          -------------
     Total current assets                         564,559             516,438
                                            -------------          -------------
PROPERTY AND EQUIPMENT, NET                       466,537             442,784
                                            -------------          -------------
OTHER
 Note Receivable                                   9,894                     -
 Shareholder loan                                    469                 17,069
 Deferred tax asset                              250,000                250,000
 Intangibles, net of accumulated amortization
 Of $6,000 and $5,000, respectively                4,000                  5,000
                                              -------------       -------------
     Total other assets                          264,363                272,069
                                             -------------         -------------
TOTAL ASSETS                                   $1,295,459           $ 1,231,291
                                             =============       ===============

                                                              (Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2009 and 2008
                                   (continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                2009                    2008

CURRENT LIABILITIES
 Accounts payable and accrued expenses     $       27,676          $     72,125
                                             ------------         -------------
         Total current liabilities                 27,676                72,125
                                             ------------         -------------


LONG-TERM LIABILITIES
 Accrued stock compensation                        66,000                     -
                                             ------------         -------------

STOCKHOLDERS' EQUITY
 Common stock, par value $.0001 per share,
 100,000,000 shares authorized, 31,103,822 and
 26,542,438 shares issued and outstanding,
 respectively                                       3,110                 2,654
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized;
 Series A, 1 share issued and outstanding             -                       -
 Series D, -0- shares issued or outstanding           -                       -
 Additional paid-in capital                     3,483,427             3,238,911
 Accumulated deficit                           (2,275,526)           (2,082,399)
 Treasury stock, at cost - 162,780 shares
  at December 31, 2009                             (9,228)                    -
                                              ------------         ------------
     Total stockholders' equity                 1,201,783             1,159,166
                                              ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,295,459          $  1,231,291
                                              ============         =============

                 See accompanying Notes to Financial Statements.

                                     F-2

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
                                   (Unaudited)

                                        2009                              2008
                                     ----------                       ----------

REVENUES
 Product sales                     $   603,041                      $   494,937
 Consulting income                      20,833                                -
                                      ----------                      ----------
                                       623,874                          494,937
                                      ----------                      ----------
EXPENSES
Personnel                              486,087                          370,449
Cost of products sold
 (exclusive of depreciation and
 amortization, shown separately below) 110,830                           99,319
Consulting stock expense                76,417                                -
Professional fees                       88,142                          101,164
Office and other                        31,217                           34,012
Amortization and depreciation           20,577                           22,869
Freight and shipping                    11,463                           14,432
Loss on disposal of equipment               76                                -
Abandoned patent database costs             -                            92,166
                                    -----------                       ----------
                                        824,809                         734,411
                                     -----------                     -----------
Operating loss                         (200,935)                       (239,474)
                                     -----------                     -----------

OTHER INCOME (EXPENSE)
 Investment and other income              7,808                          28,058
 Interest expense                             -                          (1,816)
                                     -----------                    -----------
Total other income (expense)              7,808                          26,242
                                     -----------                     -----------
NET LOSS BEFORE
 INCOME TAXES                          (193,127)                       (213,232)

INCOME TAX EXPENSE                           -                         (200,000)
                                     -----------                      ----------
NET LOSS                             $ (193,127)                      $(413,232)
                                     ===========                     ===========

NET LOSS PER COMMON SHARE            $     (.01)                      $    (.02)
                                     ===========                     ===========
Weighted average number of
 Common shares outstanding           28,750,597                      23,533,349
                                     ===========                     ===========

                 See Accompanying Notes to Financial Statements.
                                     F-3




                                                        CTD HOLDINGS, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
                                  COMMON STOCK   PREFERRED STOCK   ADDITIONAL  TREASURY    ACCUMULATED    TOTAL
                                                                    PAID-IN     STOCK        DEFICIT    STOCKHOLDERS'
                                                                    CAPITAL                               EQUITY
                               SHARES  PAR VALUE  SHARES  PAR VALUE
                              -------- ---------- -------  --------- --------- ---------- ------------ -------------
Balance,
  December 31, 2007         20,824,291   $   2,083      1  $    -  $ 3,030,737 $     -   $   (1,669,167)   $  1,363,653

Shares issued under
  employment agreements     5,616,958         561      -        -      204,446       -                -         205,007

Shares issued for services    101,189          10      -        -        3,728       -                -           3,738

Net loss                            -           -      -        -            -       -         (413,232)       (413,232)

Balance,                     --------   ---------    -----  -------  -----------  -----     -----------   -------------
 December 31, 2008         26,542,438       2,654      1        -    3,238,911       -       (2,082,399)      1,159,166

Shares issued under
  employment agreements     3,161,384        316        -       -      155,056       -                 -        155,372

Shares issued to
  acquire investment        1,400,000        140        -       -       89,460       -                 -         89,600

Purchase of treasury stock          -          -        -        -           -  (9,228)                -         (9,228)

Net loss                            -          -        -        -           -       -          (193,127)      (193,127)

Balance,                     --------  ----------    -----  -------- ---------- ------      -----------   -------------
  December 31, 2009        31,103,822   $  3,110       1  $    -   $ 3,483,427 $(9,228)    $ (2,275,526)    $ 1,201,783
                             ========  ==========   =====  =======  ==========  ======       ===========  =============


                 See Accompanying Notes to Financial Statements.
                                     F-4



                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2009 AND 2008



                                                          2009          2008
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net LOSS                                             $ (193,127)  $ (413,232)
                                                      -----------  -----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:

   Depreciation and amortization                          20,577       22,869
   Stock received for services                           (20,833)           -
   Stock compensation to consultants                      10,417            -
   Loss on disposal of equipment                              76            -
   Stock compensation to employees                       255,388      208,745
   Abandoned patent database costs                            -        92,166
   Deferred income tax assets                                 -       200,000
   Increase or decrease in:
    Accounts receivable                                  (12,631)      57,640
    Inventory                                             24,713     (102,351)
    Other current assets                                   2,000          442
    Accounts payable and accrued expenses                (44,449)      (1,539)
    Accrued stock compensation                            66,000            -
                                                       -----------   -----------
        Total adjustments                                301,258      477,972

                                                       -----------   -----------
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                      108,131       64,740
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment and equipment                   (43,406)     (25,164)
   Redemption of certificate of deposit                        -      263,985
   Patent database developed                                   -      (59,253)
   Redemption with related party                               -          853
   Loan to shareholder                                         -      (17,069)
   Payment received from loan to shareholder              16,600            -
   Cash loaned under note receivable                      (9,894)           -
                                                        -----------   ----------
    NET CASH PROVIDED BY (USED IN) INVESTING             (36,700)     163,352
     ACTIVITIES                                         -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of common stock                             (9,228)           -
   Payments on long-term debt                                  -     (140,074)
   Payments on loan payable to stockholder                     -      (21,330)
                                                        -----------   ----------
NET CASH USED IN FINANCING ACTIVITIES                     (9,228)    (161,404)
                                                        -----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 62,203       66,668

CASH AND CASH EQUIVALENTS, beginning of period           276,669      209,981
                                                        -----------   ----------
CASH AND CASH EQUIVALENTS, end of period                $338,872    $ 276,669
                                                        ===========   ==========

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           December 31, 2009 and 2008
                                   (Continued)



                                                         2009          2008
                                                     ------------  ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                               $         -    $   1,816
                                                     ===========   ============
Cash paid for income taxes                           $         -    $       -
                                                     ===========  ============





                 See Accompanying Notes to Financial Statements

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008

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

     (b) BASIS OF PRESENTATION - The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     (j) ADVERTISING - Advertising costs are charged to operations when incurred. The Company incurred no advertising expenses in 2009 or 2008.

     (k)  START-UP COSTS - Start-up costs are expensed as incurred.

     (l) INCOME TAXES -- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company files income tax returns in the U.S. federal jurisdiction, and in various state jurisdictions. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2006, except for net operating loss carryforwards from periods prior to 2006. The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

     (m) NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note
2), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

     (n) STOCK BASED COMPENSATION - The Company periodically awards stock to employees under employment agreements. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The Company also issues periodic stock bonuses to employees. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded. The Company periodically issues stock to consultants under consulting agreements. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded, less a 20% discount if the stock is restricted for at least six months.

     (o) RECLASSIFICATIONS - Certain amounts in the 2008 financial statements have been reclassified for comparative purposes to conform with the 2009 presentation.

     (p) THE FASB ACCOUNTING STANDARDS CODIFICATION (ASC) AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CODIFICATION) The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including the Company. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. Since the Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Company revised its references to Statement of Financial Accounting Standards to refer to the Codification as its source for GAAP.


     (q) USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES

     Beginning July 1, 2009, the Company has employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Strattan's monthly salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fail's monthly salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. No shares of restricted stock were earned by Mr. Strattan or Mr. Fails subsequent to July 1, 2009. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2009, the Company awarded 2,561,384 shares and recognized an expense of $101,372 for stock awarded under these agreements.

     Effective July 1, 2009, the Company entered into an employment agreement with an officer of its wholly owned subsidiary for 600,000 shares of Company stock through December 31, 2009. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for each month of the agreement, which resulted in an expense of $54,000 in 2009. The agreement also provided for a bonus of 50% of the subsidiary's future profits. The Company issued 50% of the stock earned by the subsidiary as consulting fee revenue to the employee and expensed $5,208 in 2009. In addition, the Company did not renew the employment agreement for 2010 and transferred 81% of the outstanding stock of its wholly owned subsidiary, Vistra Growth Properties, Inc. to the employee as a termination settlement. The Company recognized an expense of $97,813, which is equal to the value of 1,400,000 shares of Company stock previously issued to the subsidiary.

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

     During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock. We recorded an expense of $66,000 for 2009 and issued the stock in 2010.

(3) NOTES RECEIVABLE

The Company loaned $9,700 to an unrelated investment company. The note is unsecured, principal and interest at 24% is due on demand.


(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                                       2009             2008
                                                   ----------       -----------
         Land                                     $    80,000      $     80,000
         Buildings and improvements                   432,082           418,978
         Machinery and equipment                       23,046            23,046
         Office furniture and equipment                51,381            51,705
                                                  -----------      ------------
                                                      586,509           573,729

         Less: accumulated depreciation               167,353           149,419
                                                  -----------      ------------
                                                      419,156           424,310

         Construction in progress                      47,381            18,474
                                                  -----------      ------------

         Property and equipment, net              $   466,537      $    442,784
                                                  ===========      ============

(5) CONCENTRATIONS OF CREDIT RISK:

     Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

     (a) DEMAND AND CERTIFICATE OF DEPOSITS - The Company has demand and certificate of deposits in financial institutions that are insured up to the Federal Deposit Insurance Corporation limits. The demand and certificate deposit bank balances were $342,315 and $279,832 at December 31, 2009 and 2008, respectively. The Company has no policy of requiring collateral or other security to support its deposits.

     (b) ACCOUNTS RECEIVABLE - The Company's accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and the Hungary. Three customers accounted for 83% of the accounts receivable balance at December 31, 2009. Three customers accounted for 77% of the accounts receivable balance at December 31, 2008. The
Company has no policy requiring collateral or other security to support its accounts receivable.

                               CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

(6) MAJOR CUSTOMERS AND SUPPLIERS:

     In 2009, three major customers accounted for 51% of total sales. In 2008, two major customers accounted for 37% of total sales.

     Substantially all 2009 and 2008 inventory purchases were from three vendors.

     The Company has only one source for certain manufacturing inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(7) LONG-TERM DEBT:

     The Company paid its mortgage  payable in full during 2008.

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

     In 2004, the Company amended its Articles of Incorporation authorizing a class of "blank check" preferred stock consisting of 5,000,000 shares thus creating a Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the common stock on all matters submitted to a vote of Company holders of common stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004,the Company issued one share of the Series A Preferred Stock to its majority common shareholder in exchange for 1,029,412 shares of common stock held by the majority common shareholder, which were surrendered to the Company and cancelled.


(9) TREASURY STOCK

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of December 31, 2009.


(10) RELATED PARTY TRANSACTIONS:

     During 2008, the Company repaid the $21,330 borrowed from the President (who is also the majority common stockholder), plus interest of $512. The President then borrowed $17,069 from the Company during 2008. The President repaid $16,600 during 2009 and $469 was due at December 31, 2009.


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS:

     ASC 820 requires disclosure of fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the consolidated balance sheet. The fair value of all financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

(12) INCOME TAXES:

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

     The Company has available at December 31, 2009, unused operating loss carryforwards totaling approximately $ 825,000 that may be applied against future taxable income. If not used, the carryforwards will expire as follows:

         Year Ending

         December 31,                              Amount
         ------------                           -----------

             2010                               $   195,000
             2017                                   206,000
             2020                                   280,000
             2021                                    71,000
             2024                                    66,000
             2028                                     7,000
                                                -----------
             Total                              $   825,000
                                                ===========

     If all of the operating loss carryforwards and temporary deductible differences were used, the Company would realize a deferred tax asset of approximately $332,000 based upon expected income tax rates. Under ASC 740, the deferred tax asset should be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards.

     For 2009, management reduced the valuation allowance percentage of our deferred tax asset to 25% from 47% equal to effect of the amount used and expired of $325,000 of net operating losses in 2009, which resulted in no net income tax expense or benefit based on our assessment of our current and expected future profitability.

     For 2008, management increased the valuation allowance of our deferred tax asset to 47% from 0% due to the future expiration of $640,000 of net operating losses in 2009 and 2010 in excess of our current and expected future profitability, and recorded a $180,000 income tax expense.

     Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the Company's estimate deferred tax asset will change in the near term and be material to the financial statements.

     The components of the provision for income taxes are as follows for the years ended December 31:

                                                 2009          2008
                                             ----------    ----------
Current income tax benefit                   $  21,000     $   25,000

Tax expense of temporary                       (45,000)       (45,000)
differences

Tax benefit of operating loss carryforwards     18,000             -

Expiration of net operating loss carryforward  (92,000)

Decrease (increase) in valuation allowance      98,000      (180,000)

                                             ----------    ----------
Total net tax benefit (expense)              $      -      $(200,000)
                                             ==========    ==========


Significant components of the Company's deferred Federal income taxes were as follows:

                                                 2009          2008
                                             ----------    ----------
Deferred tax assets
Net operating loss carryforwards             $  230,000    $  380,000
Stock-based compensation expense                100,000        47,000
Depreciation and amortization expense             2,000         3,000
                                             ----------    ----------
Total deferred tax assets                       332,000       430,000
Less valuation allowance                        (82,000)     (180,000)
                                             ----------    ----------
     Deferred tax assets, net of valuation      250,000       250,000
                                             ----------    ----------

Deferred tax liabilities                              -             -

                                             ----------    ----------
Net tax assets                               $  250,000    $  250,000
                                             ==========    ==========


     The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% for 2008 and 2007, is summarized as follows:

                                                 2009          2008
                                             ----------    ----------
Tax benefit at Federal statutory rate        $   21,000    $   25,000
Effect of State taxes                             4,000         5,000
Use of net operating loss                        21,000            -
Expiration of net operating loss                (92,000)           -
Valuation allowance - net operating loss         98,000      (180,000)
Change in expected income tax rate               (8,000)       (3,000)
Stock-based compensation                        (44,000)      (47,000)
                                             ----------    ----------
Total tax benefit (provision)                $       -     $ (200,000)
                                             ==========    ==========

     (13) EMPLOYEE BENEFIT PLAN The Company adopted a 401(k) plan in 2009. The Plan is available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2009, the Company elected to match the employee's contribution, not to exceed 4% of compensation. The Company's 401(k) contribution was $2,634 for 2009.


(14)  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     For 2008, management determined the patent database development project was not economically feasible and expensed 100% of the previously capitalized cost of $92,000 in the fourth quarter of 2008.

     Also in 2008, management increased its valuation allowance to 47% from 0% due to our current and expected future profitability, and recorded a $180,000 income tax expense and reduced our deferred tax asset in the fourth quarter of 2008.

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

PART III.

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

     Three (3) directors, constituting the entire Board of Directors, serve until the next Annual Meeting of shareholders, or until a successor shall be elected and shall qualify:

Name                   Age        Positions and Offices        Year First Became
                                     With Registrant                Director

C.E. Rick Strattan      64         Director, CEO, Chairman                 1990

George L. Fails         65         Director, President                     2001

Louis S. Weltman        52         Director                                2009

     C.E. Rick Strattan, CEO and Director since its 1990. Mr. Strattan served as treasurer of the Company from August, 1990, to May, 1995. From November 1987 through July 1992, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for CDs. Mr. Strattan was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in Pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of Cyclodextrins.

     George L. Fails, President since 2009 and Operations Manager CTD, Inc. since 2000. Mr. Fails currently serves as Operations Manager for CTD, Inc. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator Officer with the US Marshall's Service. From 1965 until his retirement in 1986, Mr. Fails served with the US Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his BA from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal police Academy in Little Rock, Arkansas.

     Louis S. Weltman, Director since 2009. Mr. Weltman brings more than 30 years of real estate development, operational, corporate development and financing experience to the Company. Mr. Weltman is currently Managing Partner of ViStra Growth Partners, Inc., which is a corporate strategy consulting and merchant banking firm assisting emerging companies in developing entrance, growth and exit strategies. In addition, Mr. Weltman oversees strategy and investment management for a closely-held REIT, SL Realty Partners, Ltd., which provides treatment and housing for individuals recovering from diseases of addiction. Mr. Weltman obtained a Bachelor of Science in Economics from of The University of Pennsylvania's Wharton School of Finance and Commerce in 1979 and his MBA from New York University's Stern School of Business Administration in 1981.

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

Item 11. Executive Compensation.



                           SUMMARY COMPENSATION TABLE
                                                                                          Long-term compensation
                                                                      ........................................................
                                         Annual compensation                         Awards             Payouts
                       ---------------------------------------------  -------------------------------   -------
                                                                                         Securities
                                                        Other annual    Restricted       underlying      LTIP       All other
Name & principal         Year     Salary      Bonus     compensation   stock awards     options/SARs    payouts   compensation
                                    ($)        ($)          ($)            ($)               (#)          ($)          ($)
===================    ========  ========  ===========  ============  ==============     ============   =======   ============
C.E. Rick Strattan       2009    $117,000        -0-        -0-       $ 75,000.00 (1)        -0-          -0-          -0-
President, CEO           2008    $ 84,000        -0-        -0-       $189,822.00 (4)        -0-          -0-          -0-
Chairman                 2007    $ 36,000  $ 25,000         -0-       $148,603.00 (3)        -0-          -0-          -0-

George L. Fails          2009    $ 39,000        -0-        -0-       $  7,232.00 (2)        -0-          -0-          -0-
Operations Manager       2008    $ 36,000        -0-        -0-       $ 15,186.00 (5)        -0-          -0-          -0-
                         2007    $ 30,000        -0-        -0-                -0-           -0-          -0-          -0-

Louis S. Weltman         2009          -0-       -0-        -0-        $ 18,000 (6)          -0-          -0-          -0-
Director

   (1) Reflects grant of 2,371,651 shares
   (2) Reflects grant of   189,732 shares
   (3) Reflects grant of 5,062,501 shares
   (4) Reflects grant of 5,201,033 shares
   (5) Reflects grant of   415,925 shares
   (6) Reflects grant of   600,000 shares


     On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company's president, with an annual salary of $36,000 and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. For the period January 1, 2007 though June 30, 2007, the number of shares was computed using $6,500 per month. For the period July 1, 2007, though December 31, 2007, the number of shares was computed using $11,500 per month. The Company has agreed to register Mr. Strattan's shares awarded pursuant to his employment contract. This contract was extended through December 31, 2008, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month. This contract was extended through December 31, 2009, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month, through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $12,500 per month with no stock compensation. This contract was extended through December 31, 2010, at a base annual salary of $150,000 and a number of shares computed using $5,500 for 11 months.

     Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. No shares were awarded in 2006. This contract was extended through December 31, 2008, at a base annual salary of $36,000 and a number of shares computed using $1,000 per month through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $3,500 per month with no stock compensation. This contract was extended through December 31, 2010, at a base annual salary of $42,000 and a number of shares computed using $0 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the ownership of the Common Stock of the Company on February 28, 2010, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.


Names and Address of Individual             Amount and Nature of   Approximate %
or Identity of Group                        Beneficial Ownership     of Class

C.E. Rick Strattan   .......................   17,728,413              53.06%
4123 N.W. 46th Avenue
Gainesville, FL 32606

George L. Fails.............................    1,346,749               4.03%
2420 N.W. 142nd Avenue
Gainesville, FL 32609

Louis S. Weltman                                2,000,000 (1)           5.99%
3205 N.W. 62nd Street
Boca Raton, FL  33496

All Officers and Directors as a group ......   21,075,162              63.08%

   (1) Held by Jill K. Weltman

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
Equity compensation
plans approved by              None                   Not Applicable             Not Applicable
security holders

Equity compensation
plans not approved          * * * * * * * * * * * See Note 1 to Table (below) * * * * * * * * * * *
by security holders
                           -------------------      --------------------       ------------------------
Total
                           ===================      ====================       ========================

Notes to Equity Compensation Plan Table:

     Note 1 -- The Company has employment agreements with Mr. Strattan and Mr. Fails. These agreements require the Company to compensate both employees with a variable number of restricted shares of the Company per month based on a fixed amount divided by eighty percent of the closing value of the Company's shares on the last day of the month in which the shares are awarded. For 2008, the number of shares was computed using $13,500 per month. For the period from July 1, 2007 to December 31, 2007, the number of shares was computed using $11,500 per month. For period from January 1, 2007 to June 30, 2007, the number of shares was computed using $6,500 per month. In 2007, a total of 5,062,501 shares and 0 shares were issued to Mr. Strattan and Mr. Fails, respectively. In 2008, a total of 5,201,033 shares and 415,925 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements. In 2009, a total of 2,371,651 shares and 189,733 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

     Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. The Stockholder owes the Company $469 at December 31, 2009. The advance is unsecured and was repaid in January 2010.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company, P.A. for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $58,500.

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

                                              CTD HOLDINGS, INC.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN,
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                            Date: March 31, 2010

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By: /s/ C.E. Rick Strattan
                                               ---------------------------------
                                                  C.E. RICK STRATTAN
                                                  Chief Executive Officer
                                                  Chief Operating Officer
                                                  Principal Accounting Officer
                                                  Director
                                            Date: March 31, 2010

                                            By: /s/ George L. Fails
                                               ---------------------------------
                                                  GEORGE L. FAILS
                                                  Director
                                            Date: March 31, 2010

                                            By: /s/ Louis S. Weltman
                                               ---------------------------------
                                                  LOUIS S. WELTMAN
                                                  Director
                                            Date: March 31, 2010