Form 10-Q
period 2010-03-30
CTD HOLDINGS INC
filed 2010-05-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

__X__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2010.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer, 'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.
Large accelerated filer (_)                        Accelerated filer (_)
Non-accelerated filer (_)                          Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (_)Yes (x)No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 3, 2010, the Company had outstanding 33,410,295 shares of its common stock.

PART I. Financial Information
Item 1. Financial Statements.

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                     March 31, 2010          December 31, 2009
                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents              $   251,921                $   338,872
 Accounts receivable                         74,350                     40,425
 Inventory                                  181,291                    185,262
 Other current assets                         2,500                        -
                                      -------------              -------------
     Total current assets                   510,062                    564,559
                                      -------------              -------------
PROPERTY AND EQUIPMENT, NET                 547,590                    466,537
                                      -------------              -------------
OTHER
 Note Receivable                              9,894                      9,894
 Shareholder loan                             1,470                        469
 Deferred tax asset                         250,000                    250,000
 Intangibles, net of accumulated amortization
  Of $6,250 and $6,000, respectively          3,750                      4,000
                                      -------------              -------------
     Total other assets                     265,114                    264,363
                                      -------------              -------------
TOTAL ASSETS                             $1,322,766                $ 1,295,459
                                      =============             ===============


(Continued)

                               CTD HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      March 31, 2010       December 31, 2009
                                            (Unaudited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses        $    65,281           $    27,676
                                          --------------           -------------
                Total current liabilities          65,281                27,676
                                          --------------           -------------

LONG-TERM LIABILITIES
   Accrued stock compensation                       -                    66,000
                                          --------------           -------------

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 33,451,144 and
31,103,822 shares issued and outstanding,
respectively                                        3,345                 3,110
 Preferred stock, par value $.0001 per share,
  5,000,000 shares authorized; Series A, 1 share
  issued and outstanding                               -                    -
 Series D, -0- shares issued or outstanding            -                    -
 Additional paid-in capital                     3,630,415             3,483,427
 Accumulated deficit                           (2,367,047)           (2,275,526)
 Treasure stock, at cost  162,780 shares           (9,228)               (9,228)
                                             -------------         -------------
     Total stockholders' equity                 1,257,485             1,201,783
                                             -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,322,766          $  1,295,459
                                              ============         =============


See accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended
                                       March 31,
                               -----------------------
                                    2010        2009
                               -----------  ----------

PRODUCT SALES                   $  169,524   $  120,496
                               -----------  ----------

EXPENSES
 Personnel                          83,298      99,827
 Cost of products sold
 (exclusive of
 depreciation and
 amortization, shown
 separately below)                  24,985       16,124
 Consulting stock expense           66,000            -
 Professional fees                  65,716       44,489
 Office and other                   19,130        7,204
 Amortization and
 Depreciation                        5,274        5,081
 Freight and shipping                4,824        2,152
                                -----------   ----------
                                   269,227      174,877
                                -----------   ----------

Operating loss                     (99,703)     (54,381)
                                -----------  ----------

OTHER INCOME (EXPENSE)
 Investment and other
 income                              8,182        1,424
                                ----------- -----------
        Total other income           8,182        1,424
                                ----------- -----------

NET LOSS BEFORE
 INCOME TAXES                      (91,521)     (52,957)

 Income Taxes                          -              -
                                -----------  ----------
NET LOSS                          $(91,521)    $(52,957)
                                =========== ===========

NET LOSS PER COMMON
 SHARE                           $    (.00)   $    (.00)
                                =========== ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      33,344,745   27,386,188
                                =========== ===========

See Accompanying Notes to Financial Statements.

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ----------------------
                                                  2010            2009
                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
                               Net loss        $ (91,521)        $ (52,957)
                                               -----------     -----------
 Adjustments to reconcile net loss
 to net cash provided by operating activities:

   Depreciation and amortization                   5,274            5,081
   Stock compensation to employees                15,223           54,363
   Stock compensation to consultant               66,000               -
   Increase or decrease in:
   Accounts receivable                           (33,925)         (14,801)
   Inventory                                       3,971              164
   Other current assets                           (2,500)              -
   Accounts payable and accrued expenses          37,605           14,162
                                              -----------     -----------
        Total adjustments                         91,648           58,969

                                              -----------     -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                      127            6,012
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and building improvements (86,077)         (22,237)
 Loan to Shareholder                              (1,001)             -
                                               -----------     ----------
    NET CASH USED FOR INVESTING                  (87,078)         (22,237)
    ACTIVITIES                                -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on received stockholder loan                 -               179
                                              -----------       ----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               -               179
                                              -----------       ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS      (86,951)         (16,046)

CASH AND CASH EQUIVALENTS, beginning of period   338,872          276,669
                                             ------------      -----------
CASH AND CASH EQUIVALENTS, end of period       $ 251,921       $  260,623
                                             ============      ===========

                               CTD HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                  (Continued)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                         2010          2009
                                                     ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                              $         -    $        -
                                                     ===========   ============

Cash paid for income taxes                          $         -    $        -
                                                     ===========   ============


See Accompanying Notes to Financial Statements.

                                CTD HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)


The information presented herein as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying consolidated financial statements include CTD Holdings, Inc. and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2009.


(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 5), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(3) INCOME TAXES

For 2010, the Company reported a net loss and also realized a net operating tax loss for the three months ended March 31, 2010. The Company increased the valuation allowance of its deferred tax asset by approximately $2,000 and did not record a increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income may not exceed its current deferred tax asset.

For 2009, the Company reported a net loss and also realized a net operating tax loss for the three months ended March 31, 2009. The Company increased the valuation allowance of its deferred tax asset by approximately $8,000 and did not record an increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income that may not exceed its current deferred tax asset.

(4) CONCENTRATIONS

Sales to two major customers were 44% of total sales for the three months ended March 31, 2010. Sales to three major customers were 60% of total sales for the three months ended March 31, 2009.

Substantially all 2010 and 2009 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and will do so again with the completion of its spray drying facility in 2010. There are multiple sources for Trappsol inventory products.

(5) COMMITMENTS AND CONTINGENCIES

For 2010, the Company has employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. Beginning February 1, 2010, one officer is awarded shares of common stock each month. The number of shares due is equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2010, the Company awarded 147,322 shares and recognized an expense of $15,223 for stock awarded under these agreements.

The Company had employment agreements with two officers through June 30, 2009 for total monthly salaries of $10,000. In addition, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. For the period July 1, 2009 through December 31, 2009, the officers received total monthly salaries of $16,000 and no common stock awards. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2009, the Company awarded 1,687,500 shares and recognized an expense of $54,363 for stock awarded under these agreements.


(6) NOTES RECEIVABLE

The Company loaned $9,700 to an unrelated investment company. The note is unsecured, principal and interest at 24% is due on demand.


(7) TREASURY STOCK

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228 in 2009. The shares were not cancelled as of March 31, 2010.


Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire many of our products outside the United States, from Japan, Germany, China and Hungary; but we are gradually finding satisfactory supply sources in the United States. While we generally enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. We provide our customers with the most current knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

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

In 2004, we amended the Company's Articles of Incorporation authorizing a series of "blank check" preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock, setting forth its designations, rights and preferences. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to one more than a majority of the total of all votes entitled to be cast by the holders of common shares. In 2004, we issued one share of Series A Preferred Stock to C.E. Strattan, our majority shareholder in exchange for 1,029,412 shares of common stock held by him, which he voluntarily surrendered to the Company and were cancelled.


Liquidity and Capital Resources

Our cash decreased to $252,000 as of March 31, 2010, compared to $339,000 as of December 31, 2009. The decrease for the three months ended March 31, 2010, was due primarily to capital additions including a $70,000 deposit on a combustor/atomizer system and $14,000 in related equipment for our spray drying facility, in excess of cash flow from operations. As of March 31, 2010, our working capital was $445,000 compared to $537,000 at December 31, 2009. Our cash flows from operations for the first three months of 2010 was $100 compared to $6,000 for the same period in 2009. This decrease was due primarily to timing differences in accounts receivable and accounts payable.

We believe our remaining working capital is sufficient to run our operations at current levels. We are seeking debt financing to complete the spray drying facility. Current working capital is sufficient to maintain historical product processing, but we may require additional working capital to increase the volume and size of future product processing.

We continue to maintain inventory levels sufficient for two years of sales for our two most profitable bulk products, THPB and TRMB-P. We increased our inventory of these two products two years ago based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our suppliers in the quantity purchased. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. Our current inventory of these two product represents approximately two years of our historical sales volume of these products.

Controlling  cash expenses  continues to be  management's  primary  fiscal tool.
However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We continue to increase revenues to offset these new expenses, but cannot be sure that such trends can be sustained in the short term.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $170,000 through December 31, 2009. During the three months ended March 31, 2010, we capitalized $14,000 of equipment for our new spray dry facility. We also ordered a spray dray system with a total cost of $175,000, and paid a $70,000 deposit. In conjunction with the spray dry system, we expect to start construction of a c-GMP plant approved to produce pharmaceutical ingredients suitable for parenteral use by the end of 2010. We expect the total cost to be $500,000, and we are currently seeking financing, although there are no assurances we will obtain financing for all or part of this facility.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010. We recorded an expense of $66,000 for the three months ended March 31, 2010.

We have no off-balance sheet arrangements at March 31, 2010.

Results of Operations

Total product sales for the three months ended March 31, 2010 increased 41% to $170,000 compared to $120,000 for the same period in 2009. Our major customers continue to be repeat purchasers. In 2010, we had two major customers accounting for 44% of our sales. In 2009, we had three major customers accounting for 60% of our sales.

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

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for 2010 to date increased 55% to $25,000 from $16,000 for the same period in 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 15% and 13% for the three months ended March 31, 2010 and 2009, respectively. Historically, changes in both sales volume and product mix has a significant effect on our cost of sales and our margins. Our margins vary significantly among our products. Our margins for the same product also vary based on quantity sold. Our increased inventory of our more popular products provides some delay from increasing costs of materials. The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date cost of products sold (excluding any allocation of direct and indirect overhead and handling costs)

As we buy some of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an affect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. denominated in U.S. dollars. Our main supplier of fine chemicals and complexes is located in Hungary denominated in Euros. The cost of our bulk inventory has also increased due to the decline of the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Consulting stock expense increased to $66,000 in 2010 from $0 for 2009. In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock.

Personnel costs decreased 17% to $83,000 for 2010, from $100,000 for 2009. This decrease is due primarily to the temporary loss of an employee to required military service in 2010. In 2010, we hired an executive to head-up the new division that will be responsible for the Aquaplex products and the new spray drying operation; we expect personnel expenses to increase.

Professional fees increased 32% to $66,000 for 2010 compared to $44,000 for 2009. This increase is primarily due to auditing and accounting expenses related to our ViStra Growth Properties subsidiary in 2009.

Office and other expenses increased 35% to $19,000 for the 2010 compared to $7,000 for 2009. This increase was due primarily to repairs and maintenance of the part of our facility that will house the spray drying operation. Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation were comparable at $5,000 for 2010 and 2009, respectively. We expect depreciation to increase in future periods as the result of our the spray drying facility and related equipment, office renovations, improvements and additions.

Freight and shipping increased to $5,000 for 2010 compared to $2,000 for 2009. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services. Investment and other income increased to $8,000 for 2010, from $1,000 for 2009. This increase was due primarily to increased freight revenues from customers in 2010.

We realized a net tax loss for the three months ended March 31, 2010, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $2,000.

We also realized a net tax loss for the three months ended March 31, 2009, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $8,000.

We recognized a net loss of $(92,000) and ($53,000) for the three month periods ending March 31, 2009 and 2008, respectively.

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

                                             CTD HOLDINGS, INC.



Date: May _____, 2010                       /s/ C.E. Rick Strattan
                                             -----------------------------
                                             C.E. Rick Strattan
                                             Chief Executive Officer
                                             Chief Financial Officer