Form 10-Q
period 2010-06-30
CTD HOLDINGS INC
filed 2010-08-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2010.

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number: 0-24930

CTD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27317 N.W. 78th Avenue, High Springs, Florida  32643
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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer, 'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                        Accelerated filer ☐
Non-accelerated filer ☐                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 13, 2010, the Company had outstanding 33,410,295 shares of its common stock.

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,498	$338,872
Accounts receivable	41,903	40,425
Inventory	174,789	185,262
Other current assets	1,999	-
Total current assets	350,189	564,559

PROPERTY AND EQUIPMENT, NET	758,221	466,537

OTHER ASSETS
Note Receivable	9,894	9,894
Stockholder loan	-	469
Intangibles, net	3,500	4,000
Deferred tax asset	250,000	250,000
Total other assets	263,394	264,363

TOTAL ASSETS	$1,371,804	$1,295,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,179	$27,676

LONG-TERM LIABILITIES
Accrued stock compensation	-	66,000

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 33,678,631 and 31,103,822 shares issued and outstanding, respectively	3,368	3,110
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,653,815	3,483,427
Accumulated deficit	(2,341,330)	(2,275,526)
Treasury stock, at cost - 162,780 shares	(9,228)	(9,228)
Total stockholders' equity	1,306,625	1,201,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,371,804	$1,295,459

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES
Product sales	$154,644	$124,448	$324,168	$244,944
Consulting income	-	-	7,280	-
	154,644	124,448	331,448	244,944

EXPENSES
Personnel	95,299	92,398	178,597	192,225
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	16,292	16,780	41,277	32,904
Consulting stock expense	-	-	66,000	-
Professional fees	9,341	13,111	75,057	57,600
Office and other	99	7,197	19,229	14,401
Amortization and Depreciation	5,048	5,314	10,322	10,395
Freight and shipping	3,086	1,985	7,910	4,137
	129,165	136,785	398,392	311,662

OPERATING INCOME (LOSS)	25,479	(12,337)	(66,944)	(66,718)

OTHER INCOME
Investment income	238	1,688	1,140	3,112

NET INCOME (LOSS) BEFORE INCOME TAXES	25,717	(10,649)	(65,804)	(63,606)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$25,717	$(10,649)	$(65,804)	$(63,606)

NET INCOME (LOSS) PER COMMON SHARE	$.00	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,549,778	28,727,148	33,447,261	28,056,668

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,804)	$(63,606)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	10,322	10,395
Stock compensation to consultant	66,000	-
Stock compensation to employees	38,646	101,372
Increase or decrease in:
Accounts receivable	(1,478)	(27,986)
Inventory	10,473	(1,188)
Other current assets	(1,999)	-
Accounts payable and accrued expenses	37,503	(7,473)
Total adjustments	159,467	75,120

NET CASH PROVIDED BY OPERATING ACTIVITIES	93,663	11,514

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(301,506)	(34,019)
Cash loaned under note receivable	-	(9,700)

NET CASH USED IN INVESTING ACTIVITIES	(301,506)	(43,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stockholder loan	469	4,072
Repurchase of common stock	-	(9,228)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	469	(5,156)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(207,374)	(37,361)

CASH AND CASH EQUIVALENTS, beginning of period	338,872	276,669

CASH AND CASH EQUIVALENTS, end of period	$131,498	$239,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY
Common stock awarded to officers	$38,646	$101,372

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

The information presented herein as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited.

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

Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2009.

(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock earned under employment agreements (see Note 5), the monthly stock earned is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(3) INCOME TAXES

For 2010, the Company reported a net loss for the six months ended June 30, 2010, but reported net income for the three month period ended June 30, 2010. The Company decreased the valuation allowance of its deferred tax asset by approximately $2,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

For 2009, the Company reported a net loss for the six and three month periods ended June 30, 2009. The Company increased the valuation allowance of its deferred tax asset by approximately $3,000, and did not record an increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

(4) CONCENTRATIONS

Sales to three major customers were 41% of total sales for the six months ended June 30, 2010. Sales to three major customers were 54% of total sales for the six months ended June 30, 2009.

Substantially all 2010 and 2009 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(5) COMMITMENTS AND CONTINGENCIES

For 2010, the Company has employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. Beginning February 1, 2010, one officer, Mr. Strattan, earns shares of common stock each month.  The number of shares earned is equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month.  Although the shares have not been issued to Mr. Strattan, the Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares earned for that month.  Once issued, the stock will be subject to trading restrictions under Rule 144. For the three and six month periods ended June 30, 2010, Mr. Strattan earned 227,487 and 374,809 shares under his employment agreement, and the Company recognized an expense of $23,423 and $38,646 with regard to such stock.

For the period July 1, 2009 through December 31, 2009, the Company had employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Strattan's salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fails salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due was determined by dividing $13,500 by eighty percent of the closing price of the Company's common stock on that last day of each month. No shares of restricted stock were issued to Mr. Strattan from July 1, 2009 through February 1, 2010 or to Mr. Fails for services following July 1, 2009. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three and six month periods ended June 30, 2009, the Company awarded 873,884 and 2,561,384 shares and recognized an expense of $47,009 and $101,372, respectively for stock awarded under these agreements.

During 2009, the Company hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010. The Company recorded an expense of $66,000 for the three months ended March 31, 2010.

(6) NOTE RECEIVABLE

The Company loaned $9,700 to an unrelated investment company.  The note is unsecured, principal and interest at 24% is due on demand.

(7) TREASURY STOCK

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of June 30, 2010.

(8) PROPERTY AND EQUIPMENT

The Company is building a spray drying facility.  Included in property and equipment is $303,000 of equipment and facility construction in progress.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person notations of "we," "us," and "our") began operations in 1990. Our revenues are principally derived from retail sales of cyclodextrins and cyclodextrin complexes. Our sales are primarily to major chemical supply houses around the world, pharmaceutical companies, and food companies for research and development and to diagnostics companies. We acquire many of our products outside the United States, from Japan, Germany, China and Hungary; but we are gradually finding satisfactory supply sources in the United States. While we generally enjoy better supply prices from outside the United States, rising shipping costs are making domestic sources more competitively priced. As a value-added service to our vendors, suppliers and customers, we maintain a comprehensive database of patented and patent pending uses of cyclodextrins from the United States Patent Trademark Office, which we use to provide information and answer questions relating to uses of cyclodextrins. We also maintain a less comprehensive database that includes patents issued in many other countries including Japan, Germany and others. This information is available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and cyclodextrin complexes.

As most of our customers use our cyclodextrin products in their research and development activities, their ordering from us is unpredictable with regard to timing, product mix and volume.  We also have four major customers who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to major customers and the product mix and volume of products sold has a significant effect on our revenues and results of operation. These factors contribute to our significant revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash and short-term investments decreased to $132,000 as of June 30, 2010, compared to $339,000 as of December 31, 2009. The decrease for the six months ended June 30, 2010, was due primarily to capital additions including a $140,000 deposit on a combustor/atomizer system, construction in progress of our spray drying facility and related equipment, in excess of cash flow from operations.

As of June 30, 2010, our working capital was $285,000 compared to $537,000 at December 31, 2009. Our cash flow from operations for the first six months of 2010 was $94,000 compared to $12,000 for the same period in 2009. This change from 2009 to 2010 was due primarily to increased sales and net income in 2010 and normal timing differences in accounts receivable and accounts payable.

We are seeking debt financing for the spray drying facility we are constructing to restore our previous level liquidity.  We believe our current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $170,000 through December 31, 2009.  Beginning in 2010, we began construction of a spray drying facility and a c-GMP plant that we expect to get approved to produce pharmaceutical ingredients suitable for parenteral use.  For the six months ended June 30, 2010, we capitalized approximately $300,000 of improvements and equipment.  We expect the total cost to be $750,000, and we are currently seeking debt financing, although there are no assurances we will obtain financing for all or part of this facility.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010.  We recorded an expense of $66,000 for the three months ended March 31, 2010.

Company officers earned 374,809 shares and 2,561,384 shares of our common stock for compensation earned under employment agreements for the six month periods ending June 30, 2010 and 2009, respectively.  These shares have not yet been issued to the officers.

We have no off-balance sheet arrangements at June 30, 2010.

Based on our current rate of cash outflows, cash on hand, and historic cash flows from operations, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Results of Operations

Total product sales for the six month period ended June 30, 2010 increased 32% to $324,000 compared to $245,000 for the same period in 2009. Our major customers continue to be repeat purchasers. In 2010, we had three major customers accounting for 41% of our sales. In 2009, we had three major customers account for 54% of our sales.

The increase in sales was due primarily to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by advice we offered to one of our new customers relating to the chemical and physical properties of cyclodextrins and in the clinical suitability of cyclodextrin formulations. Also during 2010, we have experienced increased sales in Aquaplex products (mixtures of cyclodextrins and testing material).

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended 2010 increased 25% to $41,000 from $33,000 for the same period in 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for both six month periods ending June 30, 2010 and 2009.  Historically, changes in both sales volume and product mix have a significant effect on our cost of sales and our margins. Our margins vary significantly among our products.  Our margins for the same product also vary based on quantity sold.  Our increased inventory of our more popular products provides some delay from increasing costs of materials.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date cost of products sold (excluding any allocation of direct and indirect overhead and handling costs).

As we buy some of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars.  Our main supplier of fine chemicals and complexes is located in Hungary and prices are set in Euros.  The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues.  When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.

Personnel expenses have increased 3% to $95,000 for the three months ended June 30, 2010, from $93,000 for the period in 2009. Personnel expenses have decreased 7% to $179,000 for the six months ended June 30, 2010, from $192,000 for same period in 2009. While we added a significant new position related to our new spray drying operation in January 2010, our personnel expense decreased due to personal costs capitalized as facility improvements.

Professional fees decreased 28% to $9,000 for the three months ended June 30, 2010, compared to $13,000 for same period in 2009. Professional fees increased 30% to $75,000 for the six months ended June 30, 2010, compared to $58,000 for the same period in 2009. The decrease for the three month period ending June 30, 2010, and increase in 2010 expenses compared to 2009 is due to the finalizing of a lawsuit in the first quarter of 2010 that was ongoing in 2009.

Office and other expenses decreased to $100 from $7,000 for the three months ended June 30, 2010, and 2009, respectively. Office and other expenses increased from $14,000 to $19,000 for the six months ended June 30, 2010, and 2009, respectively. The decrease for the three months ended June 30, 2010 was due to our focusing our efforts on building our spray drying facility.  Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation were comparable at $5,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization and depreciation were comparable at $10,000 for the six months ended June 30, 2010, and 2009, respectively. We expect depreciation to increase in future periods as the result of our new spray drying facility and other property improvements.

Freight and shipping increased slightly to $3,000 from $2,000 for the three months ended June 30, 2010 and 2009, respectively. Freight and shipping increased to $8,000 from $4,000 for the six months ended June 30, 2010 and 2009, respectively. These increases are due to increased sales.  Freight and shipping costs are dependent on supplier location, frequency of ordering products for inventory and frequency of sales.  We have also experienced volatility in overall shipping costs due to increases in energy costs and then decreasing overall demand for shipping services.

Investment and other income decreased in 2010 due to lower invested cash balances in 2010 compared to 2009, due to our use of cash for building our spray drying facility.

We realized a net tax loss for the three and six month periods ended June 30, 2010.  We recorded a decrease in our valuation allowance for the decrease in our deferred tax asset of $4,000 for the three months ended June 30, 2010, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $8,000 for the six months ended June 30, 2010.

We realized a net tax loss for the three and six month periods ended June 30, 2009, but recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $3,000 and $8,000, respectively.

We recognized net income of $26,000 and a net loss of ($11,000) for the three month periods ending June 30, 2010 and 2009, respectively. We recognized a net loss of ($66,000) and ($64,000) for the six month periods ending June 30, 2010 and 2009, respectively.

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use cyclodextrins in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products. We continue to be the exclusive distributor in place North America of the cyclodextrin products manufactured by Cyclolab Research Laboratories in Budapest, Hungary. In keeping with our commitment to use the internet as a major advertising and public relations outlet, we continue to update and maintain our website. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of cyclodextrin applications.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Items 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

b.  Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: August 13, 2010	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)