Form 10-Q
period 2010-09-30
CTD HOLDINGS INC
filed 2010-11-16
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2010.

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to____________

Commission file number: 0-24930

CTD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27317 N.W.78th Avenue, High Springs, Florida            32643
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
☐ Yes ☒ No

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

As of November 12, 2010, the Company had outstanding 33,410,295 shares of its common stock.

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,946	$338,872
Accounts receivable	124,399	40,425
Inventory	185,060	185,262
Other current assets	1,766	-
Total current assets	320,171	564,559

PROPERTY AND EQUIPMENT, NET	1,255,441	466,537

OTHER ASSETS
Note receivable	9,894	9,894
Stockholder loan	-	469
Intangibles, net	9,750	4,000
Deferred tax asset	225,000	250,000
Total other assets	244,644	263,343

TOTAL ASSETS	$1,820,256	$1,295,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$86,794	$27,676
Current portion, long-term debt	12,606	-
Total current liabilities	99,400	27,676

LONG-TERM DEBT
Mortgage note payable	427,394	-
Accrued stock compensation	-	66,000
	427,394	66,000

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 33,953,928 and
31,103,822 shares issued and outstanding, respectively	3,395	3,110
Preferred stock, par value $.0001 per share,
5,000,000 shares authorized;	-	-
Series A, 1 share issued and outstanding	-	-
Series D, no shares issued and outstanding	-	-
Additional paid-in capital	3,677,657	3,483,427
Accumulated deficit	(2,378,362)	(2,275,526)
Treasury stock, at cost -- 162,780 shares	(9,228)	(9,228)
Total stockholders' equity	1,293,462	1,201,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,820,256	$1,295,459

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES
Product sales	$196,536	$215,333	$520,704	$460,277
Consulting income	-	-	7,280	-
	196,536	215,333	527,984	460,277

EXPENSES
Personnel	103,441	113,857	282,038	306,082
Cost of products sold
(exclusive of
depreciation and
amortization, shown
separately below)	33,173	39,228	74,450	72,132
Consulting stock expense	-	-	66,000	-
Professional fees	35,258	16,527	110,315	74,127
Office and other	28,911	7,204	48,140	21,605
Amortization and
Depreciation	4,996	5,147	15,318	15,542
Freight and shipping	4,887	3,425	12,797	7,562
	210,666	185,388	609,058	497,050

Operating income (loss)	(14,130)	29,945	(81,074)	(36,773)

OTHER INCOME (EXPENSE)
Investment and other
income	2,929	2,790	4,069	5,902
Interest expense	(831)	-	(831)	-
Total other income	2,098	2,790	3,238	5,902

NET INCOME (LOSS) BEFORE
INCOME TAXES	(12,032)	32,735	(77,836)	(30,871)

Income Taxes	(25,000)	-	(25,000)	-

NET INCOME (LOSS)	$(37,032)	$32,735	$(102,836)	$30,871

NET INCOME (LOSS) PER
COMMON SHARE	$(0.00)	$.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	33,798,919	29,091,042	33,694,810	28,374,329

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(102,836)	$30,871

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation and amortization	15,318	15,542
Stock awarded to employees	62,515	148,247
Stock compensation to consultant	66,000	-
Deferred taxes	25,000	-
Increase or decrease in:
Accounts receivable	(83,974)	(59,458)
Inventory	202	9,186
Other current assets	(1,766)	-
Accounts payable and accrued expenses	59,118	(32,303)
Total adjustments	142,413	81,214

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,577	50,343

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(363,472)	(36,804)
Intangible assets	(6,500)	-
Cash loaned to related party	-	(9,894)

NET CASH USED IN INVESTING ACTIVITIES	(369,972)	(46,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on stockholder loan	469	-
Received from stockholder	-	7,458
Repurchase of common stock	-	(9,228)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	469	(1,770)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(329,926)	1,875

CASH AND CASH EQUIVALENTS, beginning of period	338,872	276,669

CASH AND CASH EQUIVALENTS, end of period	$8,946	$278,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid for interest	$831	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITY
Common stock awarded to employees	$62,515	$48,247

Acquisition of land and building with debt financing	$440,000	$-

See Accompanying Notes to Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The information presented herein as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, is unaudited.

(1) BASIS OF PRESENTATION:

The accompanying consolidated financial statements include CTD Holdings, Inc. and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

(2) NOTES RECEIVABLE

On May 29, 2009, the Company loaned $9,700 to an unrelated investment company. The note is unsecured and provides for an interest rate of 24% per year.  The entire amount of unpaid principal and accrued but unpaid interest is due on demand.

(3) PROPERTY AND EQUIPMENT

In September 2010, the Company acquired land and building, suited to the spray drying facility the Company is constructing.  The new land and building cost approximately $475,000 and were partially financed by a $440,000 mortgage.  Included in property and equipment cost is approximately $240,000 of equipment and other costs related to the spray dryer construction, which is in progress.

(4) LONG-TERM DEBT

The Company has a mortgage note payable in the amount of $440,000, collateralized by land and two buildings acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until January 2, 2011, (ii) monthly installments of principal and accrued interest in the amount of $2,995.73 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2011	$12,606
2012	13,301
2013	14,034
2014	14,807
2015	385,252
Thereafter	-
$440,000

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(5) TREASURY STOCK

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228 from non-affiliates. The shares were not cancelled as of September 30, 2010.

(6) INCOME TAXES

The Company reported a net loss for the three and nine months ended September 30, 2010. For the three months ended September 30, 2010, the Company increased the valuation allowance of its deferred tax asset by approximately $50,000, due to the expiration of a tax loss carry forward in 2010.

The Company reported net income for the three months ended September 30, 2009.  The Company decreased its valuation allowance of its deferred tax asset by approximately $9,000 for the three months ended September 30, 2009. The Company reported a net loss for the nine month period ended September 30, 2009, and increased its valuation allowance of its deferred tax asset by approximately $9,000.  For 2009, the Company did not record an increase in its deferred tax asset or record an income tax benefit based on management's expectation of future taxable income, which may not exceed its current deferred tax asset.

(7) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock earned under employment agreements (see Note 9), the monthly stock earned is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(8) CONCENTRATIONS

Sales to three major customers accounted for 49% of total sales for the nine months ended September 30, 2010. Sales to three major customers accounted for 50% of total sales for the nine months ended September 30, 2009.

Substantially all 2010 and 2009 inventory purchases were from three vendors.

The Company has only one source for certain manufactured inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its other inventory products.

(9) COMMITMENTS AND CONTINGENCIES

For 2010, the Company has employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. From February 1, 2010 through September 31, 2010, one officer, Mr. Strattan, earned shares of common stock each month.  The number of shares earned was equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month.  Although the shares have not been issued to Mr. Strattan, the Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares earned for that month.  Once issued, the stock will be subject to trading restrictions under Rule 144. For the three and nine month periods ended September 30, 2010, Mr. Strattan earned 275,297 and 650,106 shares, respectively, under his employment agreement, and the Company recognized an expense of $23,869 and $62,515, respectively, with regard to such stock.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(9) COMMITMENTS AND CONTINGENCIES (Continued)

For the period July 1, 2009 through December 31, 2009, the Company had employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Strattan's salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fails’ salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due was determined by dividing $13,500 by eighty percent of the closing price of the Company's common stock on that last day of each month. No shares of restricted stock were issued to Mr. Strattan from July 1, 2009 through February 1, 2010 or to Mr. Fails for services following July 1, 2009. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the nine month period ended September 30, 2009, the Company awarded 2,561,384 shares and recognized an expense of $101,372 for stock awarded under these agreements.  No stock was awarded to Mr. Strattan or Mr. Fails for the three months ended September 30, 2009.

Effective July 1, 2009, the Company entered into an employment agreement with an officer of its wholly owned subsidiary, which required the Company to issue such officer 100,000 shares of common stock monthly until December 31, 2009. The Company awarded 300,000  and expensed $46,875 for the stock awarded under this agreement for the three months ended September 30, 2009.

During 2009, the Company hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010. The Company recorded an expense of $66,000 for the stock awarded to the consultant for the three months ended March 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form
10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Liquidity and Capital Resources

Our cash and short-term investments decreased to $9,000 as of September 30, 2010, compared to $339,000 as of December 31, 2009. The decrease for the nine months ended September 30, 2010, was due primarily to capital additions, including the acquisition of land and building in Alachua, Florida and equipment related to the spray dryer construction.

As of September 30, 2010, our working capital was $222,000 compared to $537,000 at December 31, 2009. Our cash flow from operations for the first nine months of 2010 was $33,000 compared to $50,000 for the same period in 2009. This decrease from 2009 to 2010 was due primarily to purchases of capital assets and normal timing differences in accounts receivable and accounts payable.

We are seeking debt financing for the spray drying facility.  We believe our current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing.

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

Controlling cash expenses continues to be management's primary fiscal tool. However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We continue to focus on increasing revenues to offset these new expenses, but cannot be sure that such efforts will be successful.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $170,000 through December 31, 2009.  Beginning in 2010, we began construction of a spray drying facility and a c-GMP plant that we expect to get approved to produce pharmaceutical ingredients containing our Trappsol® cyclodextrins suitable for parenteral use.  We have invested $225,000 to purchase a combustor/atomizer system and related equipment, and $138,000 in renovations to our High Spring, Florida facility to ready the property for sale.  We will continue to operate our corporate offices out of our High Springs, Florida location, until sold.  When the High Springs, Florida property is sold, we will relocate our corporate offices to the new Alachua, Florida property.   The new Alachua Florida location will be our primary manufacturing operation and we plan to move all of our manufacturing equipment to the new location

In September 2010, we purchased a new facility in Alachua, Florida, which is more suitable for our planned operation for $468,000, of which $440,000 was financed by the seller.  We expect to spend an additional $800,000 to complete the spray dryer and renovate the new facility.  We are currently seeking debt financing, although there are no assurances we will obtain financing for all or part of this facility.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010.  We recorded an expense of $66,000 for the three months ended March 31, 2010.

Company officers earned 650,106 shares and 2,861,384 shares of our common stock for compensation earned under employment agreements for the nine month periods ending September 30, 2010 and 2009, respectively.  The 2010 shares have not yet been issued to the officers.

We have no off-balance sheet arrangements at September 30, 2010.

Results of Operations

Total product sales for the three month period ended September 30, 2010 decreased by 9% to $197,000 compared to $215,000 for the same period in 2009.  Total product sales for the nine month period ended September 30, 2010 increased by 13% to $521,000 compared to $460,000 for the same period in 2009. Our major customers continue to be repeat purchasers. In 2010, our three major customers accounted for 49% of our sales. In 2009, our three major customers accounted for 50% of our sales.

The increase in sales was due primarily to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by advice we offered to one of our new customers relating to the chemical and physical properties of cyclodextrins and in the clinical suitability of cyclodextrin formulations. Also during 2010, we have experienced increased sales in Aquaplex products (complexes of cyclodextrins and approved pharmaceutical ingredients).

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended 2010 decreased by 15% to $33,000 from $39,000 for the same period in 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 17% and 18% for the three month periods ending September 30, 2010 and 2009, respectively.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended 2010 increased by 3% to $74,000 from $72,000 for the same period in 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 14% and 16% for the nine month periods ending September 30, 2010 and 2009, respectively.

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

Personnel expenses have decreased by 9% to $103,000 for the three months ended September 30, 2010, from $114,000 for the same period in 2009. Personnel expenses have decreased by 8% to $282,000 for the nine months ended September 30, 2010, from $306,000 for same period in 2009. While we added a significant new position related to our new spray drying operation in January 2010, our personnel expense decreased due to certain personnel costs capitalized as facility improvements and changes in personnel staffing.

Professional fees increased by 113% to $35,000 for the three months ended September  30, 2010, compared to $17,000 for same period in 2009. Professional fees increased by 49% to $110,000 for the nine months ended September 30, 2010, compared to $74,000 for the same period in 2009. The increase for all periods is due to a change in legal counsel during the second quarter of 2010.

Office and other expenses increased to $29,000 from $7,000 for the three months ended September 30, 2010, and 2009, respectively. Office and other expenses increased from $21,000 to $48,000 for the nine months ended September 30, 2010, and 2009, respectively. The increases for all periods is due to added indirect expenses of acquiring our new facility, indirect expenses of preparing our High Springs, Florida facility for sale, and indirect costs of building our spray dryer and related facility.  We expect our future office related expenses to increase from historical levels with the addition of our second facility.  Once our High Springs, Florida facility is sold, we expect our office related expenses to return to historical levels.

Amortization and depreciation were comparable at approximately $5,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization and depreciation were comparable at approximately $15,000 for the nine months ended September 30, 2010, and 2009, respectively. We expect depreciation to increase in future periods as the result of our new spray dryer and our second facility and planned future property improvements.

Freight and shipping increased to $5,000 from $3,000 for the three months ended September 30, 2010 and 2009, respectively. Freight and shipping increased to $13,000 from $8,000 for the nine months ended September 30, 2010 and 2009, respectively. These increases are due to increased sales.  Freight and shipping costs are dependent on supplier location, frequency of ordering products for inventory and frequency of sales.  We have also experienced volatility in overall shipping costs due to increases in energy costs and then decreasing overall demand for shipping services.

Investment and other income decreased in 2010 due to lower invested cash balances in 2010 compared to 2009, due to our use of cash for building our spray drying facility.

We recognized net income (loss) before income taxes of ($18,000) and $33,000 for the three month periods ending September 30, 2010 and 2009, respectively. We recognized a net loss of ($87,000) and ($31,000) for the nine month periods ending September 30, 2010 and 2009, respectively.

We realized a net tax loss for the three and nine month periods ended September 30, 2010, and recorded an increase in our valuation allowance of $50,000 due to the expiration of a net operating loss carry forward in 2010, which reduced our deferred tax asset by $50,000.

We realized net taxable income for the three months ended September 30, 2009 and a net tax loss for the nine month periods ended September 30, 2009.  For the three months ended September 30, 2009, we recognized income tax expense of $9,000, recognized a benefit of our net operating loss  carryforward of $9,000, which reduced our deferred tax asset valuation allowance by $9,000. For the nine months ended September 30, 2009, we recorded an income tax benefit of $9,000 and also increased our deferred tax asset valuation allowance for $9,000.

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

CTD HOLDINGS, INC.

Date: November 16, 2010	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)