Form 10-K/A
period 2009-12-31
CTD HOLDINGS INC
filed 2011-02-02
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

(Mark one)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2009

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period from ____________ to ___________

Commission file number 0-25466

CTD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27317 N.W. 78th Avenue, High Springs, Florida	32643
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (386) 454-0887

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
Name of each exchange on which registered securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer,’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐
Accelerated filer  ☐
Non-accelerated filer (Do not check if a smaller reporting company)  ☐
Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☒

State issuer’s revenues for its most recent fiscal year: $623,874

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $606,167 based on a $.07 EOD, June 30, 2009, closing price.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 35,515,295 shares of Common stock as of January 31, 2011.

Item 1.  Business.

CTD Holdings, Inc. (“We” “Our” “Us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins (“cyclodextrins” or “CDs”) and related products to the food, pharmaceutical and other industries, historically for use in research and development. We also provide consulting services in the area of commercialization of CD applications.

Cyclodextrins

CDs are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agriculture, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. We and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

CDs can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either too unstable or too insoluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring pH adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging to the patient. These side effects can be ameliorated by CDs. CDs also have many potential uses in drug delivery for topical applications to the eyes and skin.

We believe the application of CDs in both over the counter (OTC) and ethical ophthalmic products provides the quickest path to market for the introduction of preparations containing CDs for topical drug use.

Cyclodextrin Product Background

CDs are donut shaped circles of glucose (sugar) molecules. CDs are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891 by a French scientist, Villiers, as he studied rotting potatoes. The bacterial enzyme naturally creates a mixture of at least three different CDs depending on how many glucose units are included in the molecular circle; six glucose units yield Alpha CD (“ACD”); seven units, Beta CD (“BCD”); eight units, Gamma CD (“GCD”). The more glucose units in the molecular circle, the greater the volume of the toroid, circle or donut. The inside of this “donut” provides an excellent resting place for “oily” molecules while the outside of the donut is significantly compatible with water enabling clear stable solutions of CDs to exist in aqueous environments even when an “oily” molecule is carried within the donut hole. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using water as the primary vehicle.

CDs are manufactured in large quantities by mixing appropriate enzymes with starch solutions, thereby reproducing the natural process. ACD, BCD and GCD can be manufactured by an entirely natural process and therefore are considered to be natural products. Additional processing is required to isolate and separate the CDs. The purified ACD, BCD, and GCD are referred to collectively as “natural” CDs (NCDs).

The chemical groups on each glucose unit in a CD molecule provide chemists with ways to modify the properties of the CDs, i.e. to make them more water soluble or less water soluble, thereby making them better carriers for a specific chemical. The CDs that result from chemical modifications are no longer considered “natural” and are referred to as chemically modified CDs. Since the property modifications achieved are often so advantageous to a specific application, the Company does not believe the loss of the “natural” product categorization will prevent its ultimate commercial use. It does, however, create a greater regulatory burden.

Cyclodextrin (CD)  Market

CDs have been used in a variety of food products in Japan for over 25 years. In 1999, the economic impact of CDs on the Japanese economy was reported to be $2.6 billion. Within the last 10 years, many more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. We believe the food additive industry world-wide will continue to increase its use of CDs.

Natural CDs have been confirmed to be generally recognized as safe (“GRAS”) in most of the world, now including the U.S. Moreover, recent approvals of products containing CDs by the Food and Drug Administration (“FDA”) suggest that regulatory approval for new products may be easier in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl BCD. In 2008, one of our clients used our product, Trappsol® HPB, in an FDA approved compassionate use clinical trial for the treatment of Niemann Pick Type C disease. We now sell this product under our Trappsol® product line as “CycloTM.”  Our customer has applied to the FDA to designate CycloTM as an orphan drug in the treatment of Niemann Pick Type C disease.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it without competition for seven years, and may get clinical trial tax incentives.

Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce®, a popular fabric softener and Febreze®. Avon uses CDs in its dermal preparations using its Age Protective System APS®. The prices of the natural CDs have decreased enough so that use of these materials will be more efficient.

In Japan, at least twelve pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be 100 times that of the cost of the CD itself.

Our Cyclodextrin (CD) Products

We sell a variety of basic CD products and CD products that have specific properties or that include other chemicals (called complexes).  We have trademarked certain products under our Trappsol®, Aquaplex®, and APTM-Flavor product lines.  The Trappsol product line includes basic CDs, and CDs with different checmical adducts resulting in approximately 100 different CDs. The Aquaplex product line includes various CDs combined with active ingredients that then become water soluble; we currently list for sale more than 200 different complexes. The APTM-Flavor product lines are CDs that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 70% and 30%, respectively, of our revenues.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, such as the food and pharmaceutical industries.  We do not have any other trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at http://www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

We purchase CDs from commercial manufacturers around the world including Wacker Biosolutions, a division of Wacker Chemical Corporation, located in Adrian, Michigan, and Mitsubishi Chemical Corporation, located in Tokyo, Japan.  We have been the exclusive distributor in North America of products from Cyclodextrin Research & Development Laboratory in Budapest, Hungary since 2002.  We do not manufacture cyclodextrins.

We have introduced many products into our basic line of CDs and CD complexes including liquid preparations of CDs; relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

We formed a new wholly owned subsidiary in 2008, NanoSonic Products, Inc (NSP).  We are planning to build a c-GMP (current Good Manufacturing Practice) pulse drying facility to combine CDs with other ingredients to produce our Aquaplex® products rather than have them produced by others, and to allow for a more cost efficient production and shorter lead time of larger bulk quantities (metric tons).  We believe there is an unmet demand for sales of larger quantities of CD complexes.  We plan to develop SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected trade secrets.  We will seek process patent protection for these processes if and when possible.

Business Strategy

Substantially all of our revenues are derived from the sales of CDs, CD complexes, resale of CDs manufactured by others for our clients to their specifications, and our own licensed CD products.  We currently sell our products directly to customers in the pharmaceutical, food and industrial chemical industries, as well as to chemical supply distributors.  We also offer consulting services to assist our customers in the selection and application of one or more of our products or for general use of CDs that does not include the sale of our product.  Consulting revenues were $21,000, or 3% of our total revenues, in 2009.  We did not have significant consulting revenue in 2008.

Our historical business model has been primarily reselling basic CD products, which have the least value-added attributes.  Our strategy is transitioning to the more value-added complexes and increased profitability as good margins can be maintained for these products.

We market and sell CDs and related products to the food, pharmaceutical, and other industries.  We also provide value-added consulting and knowledge sharing services related to cyclodextrin technology.   For the year ended December 31, 2009, sales of basic CDs represent approximately 72% of our total revenues.  Sales of CD complexes represent approximately 25% of our revenues for the same period.

Our sales historically involve small quantities (i.e., less than 1Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

We continue to generate substantially all of our sales from five to ten customers who have historically been repeat purchasers.  In 2009, three customers Sigma, Seimens/DadeBehring and Thermofisher/Microgenics) each accounted for more than 10% each of our sales revenue, and collectively for 51% of our total sales revenue.  In 2008, two customers (Sigma and Seimens/DadeBehring)each accounted for more than 10% each of our sales revenue, and collectively for 37% of our total sales revenue.  We annually have sales to less than 200 individual customers.  We anticipate the products from our new pulse drying facility will increase both our total sales volume and overall number of customers and reduce our dependence on our existing large customers.  We do not have long-term or sole source contracts with our customers.  Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current CD related research and development activities of others.

In 2009, we identified pulse drying technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions into solid materials, more economically and with less damage to the materials from the drying process, leaving the CD and ingredient in a powder form that can be readily used by our customers to mix into their specific product formulations.

The pulse drying technology allows production of CD complexes in larger quantities, shorter lead times and at a more cost effective price. Pulse drying provides significant production advantages, such as more efficient removal of water and faster system cleaning and production change to next productcompared to conventional freeze dry and traditional spray drying techniques common in the industry.  We also expect to gain manufacturing efficiencies with our facility designed for pulse drying with continuous production runs and due to less down time for cleaning.  Currently, existing product drying facilities are older, have higher operating costs, and are less flexible to changes in production runs.  We also plan to develop proprietary production methods that will give us a competitive advantage.

We purchased a pulse drying system and began construction of a c-GMP (current Good Manufacturing Practice) facility to manufacture commercial quantities of CD complexes.  These products will meet current food and parenteral drug production standards and will be sold under our Trappsol® and Aquaplex® lines of products.  The completion of our new pulse drying facility will allow for further business diversification in our continued transition to the more value-added complexes where we expect growing demand and little competition initially, and will add product manufacturing to our current sales distribution business.

We intend to continue promoting the use of Trappsol® and Aquaplex® products in the research and development activities of others and plan to pursue licensing rights created as a result of the research work conducted using our products.  We will also look for opportunities to develop our own new products, including conducting our own research and development activities.

Marketing Plan

We believe the failure of businesses to exchange information about CD molecules has hindered a more rapid commercialization of CDs as safe excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the inertia created by the previous conservatism and secrecy. Now that we will be able to provide bulk quantities of Aquaplex® products using a proprietary technology, we will urge pharmaceutical companies to incorporate these Aquaplex® products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the availability of water soluble APIs in bulk quantities.

Our sales have always been volatile and driven by the interest and acceptance of CDs as beneficial excipients.  Existing relationships with large laboratory supply companies and several diagnostic companies have provided a strong sales base, that continues to diversify as interest and acceptance of CDs grow.

We have taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a website with the unique and descriptive domain name “cyclodex.com”.

We intend to continue to work with clients in European and Asian countries which usually employ NCDs as GRAS excipients.  Now that certain synthetic CDs (in our case Trappsol® HPB) has been accepted as safe and non-hazardous for human use in large part due to their designation as an orphan drug by the FDA, we intend to pursue new sales in the European and Asian markets.  We are creating new products under our trademarks Trappsol® and Aquaplex® that may be used by other manufacturers wishing to take advantage of standard beneficial properties of our products when they are incorporated into other products.

We will continue to evaluate patent opportunities that may present themselves, so we may sublicense such rights to others or use them to develop our own proprietary products. We intend to generate revenue from sub-licensing royalties, sales of CD complexes to be used in new and existing pharmaceuticals; and direct sales to end-users.

A secondary focus after pharmaceutical applications, is to promote our products to food companies.  Price is a primary concern in this market, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs, receive approval for human consumption.  These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least  expensive.  The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances) have already become accepted commercial uses for chemically modified CDs and naturally modified CDs.

Once our drying facility is operational, we intend to increase our business development efforts in an attempt to drive sales in the food additive, pharmaceutical, and personal products industries.

Competition

We are currently a leading consultant in determining manufacturing standards and costs for CDs and chemically modified CDs. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CDs. We have established a strong business relationship with one of the experts in this field - Cyclodextrin Research & Development Laboratory in Hungary – and have attained specialized industry knowledge. We believe this relationship provides significant advantages in marketing lead time, and combined with a strong marketing presence, will give us a two- to three-year lead time advantage over our competitors.

Research and Development

We have not historically conducted any research and development activities ourselves.

Government Regulation

Under the Federal Food, Drug and cosmetic Act, the FDA is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA’s authority includes the regulation of the labeling and purity of the company’s food and drug products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

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

All of our products are sold for research and development purposes only, which does not require FDA approval. Any use in humans as a drug or food product would require FDA approval. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural CD products are commonly known as “Alpha”, “Beta” and “Gamma”. These products represent approximately 10% of our annual sales. There are derivatives of these basic CDs that are considered GRAS in other countries and there are various efforts to make other CD derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to requirements relating to drug development and sale. The effect of such determination could be to limit or prohibit distribution of such products.

Employees

The company employed five persons on a full-time basis in 2009. None of the company’s employees belong to a union. The Company believes relations with its employees are good.

Capital Structure

In 2004, we authorized a series of “blank check” preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The more significant right is Series A Preferred shareholders vote with the holders of common stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensures that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares.

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

Item 2.  Properties.

In 2000, we bought approximately 40 acres in western Alachua County, Florida, (the “Property”) for a purchase price of $210,000 which was paid for in part by a new first mortgage of $150,000. The Property had been developed in part as a mushroom growing facility. While we have discontinued our mushroom growing operations, we continue to use the Property as our corporate headquarters. Our present 6,000 sq. ft. facility is expected to be adequate to house our operations for the foreseeable future, including the current plan to build a pulse drying facility. The anticipated remaining useful life of the facility is undetermined, but in Management’s estimate exceeds 25 years. The property’s federal tax basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The realty tax rate and annual realty taxes assessed on the Property for the year ended December 31, 2009, are 22.7425 mils and $3,319, respectively.

In March 2008, we paid off the Property mortgage. The Property is in a region that is experiencing moderate population and development growth. Management believes the current insurance coverage is adequate for the Property.  As additional development continues, we will increase our insurance coverage.

Item 3.  Legal Proceedings.

In 2004, we issued one share of Series A Preferred Stock to C.E.  Strattan, our majority shareholder and Chief Executive Officer, in exchange for 1,029,412 shares of common stock held by him.  Effective August 11, 2005, Mr. Strattan transferred the share of Series A Preferred Stock to Eline Entertainment Group, Inc. (“Eline”).  The agreement with Eline provided for advances to the Company of up to an aggregate of $1,500,000.  In September 2006, the Company demanded the return of the Series A Preferred Stock in accordance with the contract.  The demand letter was never acknowledged or responded to by Eline.

On February 7, 2007, the Company filed suit in Palm Beach County, Florida (Circuit Court Case No. 50-2007-CA-00818XXXXMB, Div. AA) against Eline, Steven Dorrough, Jayme Dorrough, Yucatan Holding Company and Eline Holding Group, Inc. for breach of contract for failure to transfer the share of Series A Preferred Stock back to Mr. Strattan.  The Company sought unspecified damages.  In April 2009, the Company reached an agreement with the President of Eline to release him and Eline from any further litigation in exchange for the transfer of the share of Series A Preferred Stock to Mr. Strattan.

Litigation against the remaining defendants was further prosecuted, and resulted in March 10, 2010 judgment in favor of the Company for $151,547.80.  The time within which the defendants had to file an appeal has expired.

Item 4.  Submission of Matters to a Vote of security Holders.

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

In October 1994, the Company’s securities began trading on the OTC Bulletin Board and in the over-the-counter market “pink sheets” under the symbol CTDI. In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc. In 2000, CTD Holdings, Inc. changed its trading symbol to CTDH.OB and currently trades on the OTC Bulletin Board as CTDH.OB. Since the commencement of trading of the company’s securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTC Bulletin Board.

		High	Low
2007	First Quarter	$0.05	$0.02
	second Quarter	$0.05	$0.02
	Third Quarter	$0.04	$0.02
	Fourth Quarter	$0.05	$0.02

2008	First Quarter	$0.03	$0.02
	second Quarter	$0.08	$0.03
	Third Quarter	$0.08	$0.02
	Fourth Quarter	$0.06	$0.02

2009	First Quarter	$0.03	$0.03
	second Quarter	$0.07	$0.05
	Third Quarter	$0.07	$0.06
	Fourth Quarter	$0.13	$0.11

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of January 31, 2011, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 72.

Dividend Policy

The Company paid no dividends in 2009 and will not pay any cash dividends on its common stock in 2010 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Issuer Purchases of Equity Securities

The following table contains information regarding the Company’s purchase of its securities during the year ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 2009	157,780	0.05	-	-
June 2009	5,000	0.07	-	-
Total	162,780	0.05669	-	-

Recent Sales of Unregistered Securities

None.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Introduction

We began operations in 1990. Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies.  We acquire our products principally from outside the United States, largely from Mitsubishi Chemical Corporation in Japan and Cyclodextrin Research & Development Laboratory in Hungary, but are gradually finding satisfactory supply sources in the United States.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable.  We also have three to four large customers (each who historically has purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year. At the end of 2008, one of our customers provided one of our products in an effort to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® HPB (now called Trappsol CycloTM) proved to provide an ameliorative benefit.  Our customer submitted our product and its use in this treatment for orphan drug status with the FDA in March 2010.  The sales of this product contributed to a 17% increase (out of a total 22% increase) in sales from 2008 to 2009.  We believe this is a trend and expect continued growth in the sales of this product as more companies become aware and interested in its possible benefits.

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

During 2009 we sold Trappsol® products from inventory purchased in 2008 (approximately $100,000) for our two most profitable bulk products, based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we now have these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business. Our current inventory of these two products represents approximately one year of our historical sales volume of these products.

We acquired 162,780 shares of our common stock at a cost of $9,228 during 2009.

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

Currently, we are developing a site plan for the property including survey, engineering and design. The progress of the site plan is contingent on our ability to fund our building plan from operating profits and cash flow. At the conclusion of the site plan, we plan to raise additional capital by offering shares to finance the building construction. In the first quarter of 2010, the site plan was modified to include the building of a pulse drying facility. This modification resulted from our decision to implement new technology that will result in proprietary technology to produce CD complexes of APIs in bulk quantities. Completion of this project is expected to be by year-end 2010, resulting in a c-GMP plant approved to produce pharmaceutical ingredients suitable for parenteral use.

To implement this new effort, a new wholly-owned subsidiary, NanoSonic Products, Inc. (NSP) was created in December 2008, and Dr. Jeffrey Tate was hired to be its President and CEO. Responsibility for our two branded products, Trappsol® and Aquaplex® will be divided between the two divisions, Trappsol® to CTD and Aquaplex® to NSP.

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $191,000 through December 31, 2009. During the year ended December 31, 2009, we capitalized $43,000 of improvements including additional paving of our driveway. We are continuing our efforts to develop a total site plan for our property. These existing structures previously designated to become a warehouse and an educational auditorium will be modified to house the $1.5 million pulse drying facility that will be the centerpiece of the property. We believe this effort will increase our capitalized improvements significantly in 2010.  We do not have any material commitments for our planned construction. We expect to pay for our construction program with a combination of cash flows from operations and debt financing with financial institutions.  We are currently exploring the availability of debt financing with several financial institutions.

We issued 3,161,384 shares and 5,718,147 shares of our common stock to officers and employees for compensation earned under employment agreements for 2009 and 2008, respectively.

We have no off-balance sheet arrangements as of December 31, 2009.

Results of Operations

For 2009, we had a net loss of ($193,000), compared to net loss in 2008 of ($413,000), which included a deferred tax provision of $200,000.

Controlling cash expenses continues to be management’s primary fiscal tool. However, growth requires increased expenditures and while we feel it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, these consulting fees will act to reduce profitability. We have been able to increase revenues to balance these new expenses, but cannot be sure such effort will be sufficient in the short term to sustain the favorable cash flow we have been enjoying.

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

2009 compared to 2008

Total product sales for 2009 were $603,000, a 22% increase over 2008 sales of $495,000. 2007 was our highest sales ($751,000) level. Sales for 2009 were the second highest sales reported in our history, and 2008 was our fourth highest sales total. We believe the increase in sales from 2008 to 2009 is due primarily to recent publicity regarding use of cyclodextrins in various medically related applications, especially the use of Trappsol HPB to treat NPC. Our sales of Trappsol HPB were $363,000 in 2009 compared to $277,000 in 2008 and accounted for a 17% increase (out of a total increase of 22%) in sales.  The large sales volume in 2007 was due to an increase in sales volume primarily of one product, Trappsol HPB. We did not expect sales to decrease as much as they did from 2007 to 2008; this decrease followed the decline in the general U.S. economy.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. In 2009, our four largest customers accounted for 57% of our sales; the largest accounted for 21% of sales. In 2008, our four largest customers accounted for 51% of our sales; the largest accounted for 20% of sales. The timing of when we receive and are able to complete these large periodic orders has a significant effect on our quarterly sales and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer’s market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $111,000 for 2009 compared to $99,000 for 2008. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales decreased to 18.4% for 2009 from 20% for 2008.  This decrease was primarily due to the increase in sales of Trappsol HPB.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2009 or 2008.  We reduced the cost of some of our more popular products by increasing our inventory stock by purchasing in larger quantities at a lower cost.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of fine chemicals and complexes, Cyclodextrin Research & Development Laborator, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. Our currency exchange expense was $2,409 and $4,830 in 2009 and 2008, respectively.

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

Freight and shipping decreased 17% to $11,000 for 2009, from $14,000 for 2008, due to lower purchases and more competition in shipping costs. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales.

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

We recognized a net loss of ($193,000) for 2009 compared to net loss for 2008 of ($413,000).

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CDs in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major CD manufacturer(s) and specialty CD labs to distribute their products. We continue to be the exclusive distributor in North America of the CD products manufactured by Cyclodextrin Research & Development Laboratory in Budapest, Hungary.

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

Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 1 of Notes to consolidated Financial Statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Valuation Allowance on Deferred Tax Assets

We have a $332,000 deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $82,000, due primarily to the expiration of some of our net operating losses before we can utilize them.  We have recorded a $250,000 net deferred tax asset at December 31, 2009.

ASC 820 requires that deferred tax assets be evaluated for future realization and reduced by extent we believe a portion will not be realized. We consider many factors when a valuation allowance to the assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Management has determined it is more likely than not that the Company will realize its temporary deductible differences and at least some of its net operating loss carryforwards prior to their expiration, and has recorded a deferred tax asset for the amount expected to be realized.  Management has provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although the Company has incurred losses for four of the prior five years, it has also recognized taxable income for the last four of five years utilizing a total of $456,000 of its net operating losses.  Management believes the Company will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of its tax loss carryforwards before they expire.  At December 31, 2009, the Company would need to generate approximately $1,000,000 of taxable income to fully utilize its $250,000 deferred tax asset.

Positive evidence evaluated by management in the order of significance and weighting in its evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior five years, the trend of increased sales from 2006 through 2009 that is expected to continue and existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence by management in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB during 2009, which is expected to continue into 2010 and future years.  We also expect the interest in THPB to increase the interest and sales of our other products.

For 2009, we reported net loss before taxes of ($193,000). In 2009, we decreased the amount of our valuation allowance of our deferred tax asset by the amount of the net operating loss that was used or expired in 2009, which decreased our valuation allowance percentage to 25% from 47% due to our current and expected future profitability. We recorded an income tax provision, which was offset by deferred tax assets and utilization of our net operating loss. Our sales level increased in 2009 and we expect continued volatility in the timing of sales, but overall sales growth is expected to be slow in the near term consistent with the overall U.S. economy and then we expect our sales to return to a modest growth starting in 2010.

For 2008, we reported net loss before taxes of ($213,000). In 2008, we increased our valuation allowance of our deferred tax asset to 47% from 0% due to the expiration of $640,000 in net operating losses in 2009 and 2010 and our current and expected future profitability, and recorded a $200,000 income tax expense and reduction in our deferred tax asset. Our sales level decreased in 2008 and we expect sales growth to be slow in the near term consistent with the overall U.S. economy and then we expect our sales to return to a modest growth starting in 2010.

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

Forward-looking Statement

This Annual Report on Form 10-K contains forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" above, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Item 8.  Financial Statements and Supplementary Data.

BAUMANN, RAYMONDO & COMPANY, PA
405 NORTH REO STREET, SUITE 200
TAMPA, FL 33609

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High springs, Florida:

We have audited the consolidated balance sheets of CTD Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of CTD Holdings, Inc. internal control over financial reporting as of December 31, 2009 included in the accompanying management’s report on internal control and, accordingly, we do not express an opinion thereon.

\s\ Baumann, Raymondo & Company, PA
Baumann, Raymondo & Company PA
Tampa, Florida
March 18, 2010

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
	December 30, 2009	December 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$338,872	$276,669
Accounts receivable	40,425	27,794
Inventory	185,262	209,975
Other current assets	-	2,000
Total current assets	564,559	516,438

PROPERTY AND EQUIPMENT, NET	466,537	442,784

OTHER ASSETS
Note receivable	9,894	-
Stockholder loan	469	17,069
Deferred tax asset	250,000	250,000
Intangibles, net of accumulated amortization of
$6,000 and $5,000, respectively	4,000	5,000
Total other assets	264,363	272,069

TOTAL ASSETS	$1,295,459	$1,231,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,676	$72,125
Total current liabilities	27,676	72,125

LONG-TERM LIABILITIES
Accrued stock compensation	66,000	-

STOCKHOLDERS’ EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 31,103,822 and
26,542,438 shares issued and outstanding, respectively	3,110	2,654
Preferred Stock, par value $.0001 per share,
5,000,000 shares authorized;
Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,483,427	3,238,911
Accumulated deficit	(2,275,526)	(2,082,399)
Treasury stock, at cost -- 162,780 shares at December 31, 2009	(9,228)	-
Total stockholders’ equity	1,201,783	1,159,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,295,459	$1,231,291

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008

REVENUES
Product sales	$603,041	$494,937
Consulting income	20,833	-
	623,874	494,937

EXPENSES
Personnel	486,087	370,449
Cost of products sold
(exclusive of depreciation and
amortization, shown separately below)	110,830	99,319
Consulting stock expense	76,417	-
Professional fees	88,142	101,164
Office and other	31,217	34,012
Amortization and Depreciation	20,577	22,869
Freight and shipping	11,463	14,432
Loss on disposal of equipment	76	-
Abandoned patent database costs	-	92,166
	824,809	734,411
Operating loss	(200,935))	(239,474)

OTHER INCOME (EXPENSE)
Investment and other income	7,808	28,058
Interest expense	-	(1,816)
Total other income (expense)	7,808	26,242

NET (LOSS) BEFORE
INCOME TAXES	(193,127)	(213,232)

INCOME TAXES EXPENSE	-	(200,000)

NET (LOSS)	$(193,127)	$(413,232)

NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	28,750,597	25,533,349

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred Stock		Additional			Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’Equity

Balance,
December 31, 2007	20,824,291	$2,083	-	$-	$3,030,737	$-	$(1,669,167)	$1,363,653
Shares issued under
employment agreements	5,616,958	561	-	-	204,446	-	-	205,007
Shares issued for services	101,189	10	-	-	3,728	-	-	3,738

Net loss	-	-	-	-	-	-	(413,232)	(413,232)

Balance,
December 31, 2008	26,542,438	2,654	1	-	3,238,911	-	(2,082,399)	1,159,166
Balance,

Shares issued under
employment agreements	3,161,384	316	-	-	155,056	-	-	155,372
Shares issued to acquire
Investment	1,400,000	140	-	-	89,460	-	-	89,600
Purchase of treasury stock	-	-	-	-	-	(9,228)	-	(9,228)

Net loss	-	-	-	-	-	-	(193,127)	(193,127)

Balance,
December 31, 2009	31,103,822	$3,110	1	$-	$3,483,427	$(9,228)	$(2,275,526)	$1,201,783

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(193,127)	$(413,232)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation and amortization	20,577	22,869
Stock received for services	(20,833)	-
Stock compensation to consultant	10,417	-
Loss on disposal of equipment	76	-
Stock compensation to employees	255,388	208,745
Abandoned patent database costs	-	92,166
Deferred income tax assets	-	200,000
Increase or decrease in:
Accounts receivable	(12,631)	57,640
Inventory	24,713	(102,351)
Other current assets	2,000	442
Accounts payable and accrued expenses	(44,449)	(1,539)
Accrued stock compensation	66,000	-
Total adjustments	301,258	477,972

NET CASH PROVIDED BY OPERATING ACTIVITIES	108,131	64,740

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,406)	(25,164)
Redemption of certificates of deposit	-	263,985
Patent database developed	-	(59,253)
Redemption with related party	-	853
Loan to shareholder	-	(17,069)
Payment received from loan to shareholder	16,600	-
Cash loaned under note receivable	(9,894)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(36,700)	163,352

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(9,228)	-
Payments on long-term debt	-	(140,074)
Payments on loan payable to stockholder	-	(21,330)

NET CASH (USED IN) FINANCING ACTIVITIES	(9,228)	(161,404)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,203	66,688

CASH AND CASH EQUIVALENTS, beginning of period	276,669	209,981

CASH AND CASH EQUIVALENTS, end of period	$338,872	$276,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$1,816

Cash paid for income taxes	$-	$-

See Accompanying Notes to Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiary (the company) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. The company is engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. The company also provides consulting services related to cyclodextrin technology.

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) CASH AND CASH EQUIVALENTS––For the purposes of reporting cash flows, the company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount management expects to collect from outstanding balances. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, management has concluded that losses on balances outstanding at year-end will be immaterial.

(e) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for furniture and equipment, fifteen years for certain land improvements, and forty years for buildings and building improvements). The company periodically reviews its long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, the company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

(f) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

(g) INTANGIBLES––Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible assets are amortized using the straight-line method over their respective estimated useful lives. Prior to 2008, intangible assets also include the cost of developing a database of patents applied for and issued involving the use of cyclodextrins. This project was abandoned in 2008 and these costs were expensed. Management periodically reviews its intangibles to determine if the carrying value of assets may not be recoverable. If an impairment is identified, a loss is recognized for the difference between the carrying amount and the estimated value of the asset.

(h) REVENUE RECOGNITION––We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable,

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met.

(i) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(j) ADVERTISING––Advertising costs are charged to operations when incurred. The Company incurred no advertising expenses in 2009 or 2008.

(k) START-UP COSTS––Start-up costs are expensed as incurred.

(1) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(m) NET INCOME (LOSS) PER COMMON SHARE––Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented. For stock awarded under employment agreements (see Note 2), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(n) STOCK BASED COMPENSATION––The Company periodically awards stock to employees under employment agreements. The company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. The Company also issues periodic stock bonuses to employees. The company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded. The company periodically issues stock to consultants under consulting agreements. The company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded, less a 20% discount if the stock is restricted for at least six months.

(o) RECLASSIFICATIONS––Certain amounts in the 2008 financial statements have been reclassified for comparative purposes to conform with the 2009 presentation.

(p) THE FASB ACCOUNTING STANDARDS CODIFICATION (ASC) AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CODIFICATION)––The codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including the company. On the effective date of this Statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification is non-authoritative. Since the codification was

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

effective for financial statements issued for interim and annual periods ending after September 15, 2009, the company revised its references to Statement of Financial Accounting Standards to refer to the codification as its source for GAAP.

(q) USE OF ESTIMATES––The preparation of consolidated financial statements ln conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES:

Beginning July 1, 2009, the Company has employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2009 to June 30, 2009, Mr. Strattan’s monthly salary was $7,000 in cash and $12,500 in restricted shares based on the formula below, and Mr. Fail’s monthly salary was $3,000 in cash and $1,000 in restricted shares based on the formula below. Through June 30, 2009, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company’s common stock on that last day of each month. No shares of restricted stock were earned by Mr. Strattan or Mr. Fails subsequent to July 1, 2009. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For 2009, the Company awarded 2,561,384 shares and recognized an expense of $101,372 for stock awarded under these agreements.

Effective July 1, 2009, Vistra Growth Partners, Inc., a wholly-owned subsidiary of the Company at the time, entered into an employment agreement Louis S. Weltman, pursuant to which Mr. Weltman serves as its Chief Executive Officer and President.  Pursuant to this employment agreement, Mr. Weltman was issued 600,000 shares of Company stock through December 31, 2009. The Company recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for each month of the agreement, which resulted in an expense of $54,000 in 2009. The agreement also provided for a bonus of 50% of the subsidiary’s future profits. The Company issued 50% of the stock earned by the subsidiary as consulting fee revenue to Mr. Weltman and expensed $5,208 in 2009. In addition, the Company did not renew the employment agreement for 2010 and transferred 81% of the outstanding stock of its wholly owned subsidiary, Vistra Growth Partners, Inc. to Mr. Weltman as a termination settlement. The Company recognized an expense of $97,813, which is equal to the value of 1,400,000 shares of Company stock previously issued to the subsidiary.

For 2008, the Company had employment agreements with two officers for total monthly salaries of $10,000. In addition, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the company’s common stock on the last day of each month. The Company recognizes an expense equal to the fair value of the

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(2) COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month. Also, for 2008, the company issued shares to one of its employees. The number of shares awarded is equal to $500 divided by eighty percent of the closing price of the company’s common stock on the last day of each month. The stock is subject to trading restrictions under Rule 144. For 2008, the Company awarded 5,718,147 shares and recognized an expense of approximately $208,000 for stock awarded under these arrangements.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock. We recorded an expense of $66,000 for 2009 and issued the stock in 2010.

(3) NOTES RECEIVABLE:

The Company loaned $9,700 to an unrelated investment company. The note is unsecured, principal and interest at 24% is due on demand.

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2009	2008

Land	$80,000	$80,000
Building and improvements	432,082	418,978
Machinery and equipment	23,046	23,046
Office furniture and equipment	51,381	51,705
	586,509	573,729
Less: accumulated depreciation	167,353	149,419
	419,156	424,310

Construction in progress	47,381	18,474

Property and equipment, net	$466,537	$442,784

(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company, are as follows:

(a) DEMAND AND CERTIFICATE OF DEPOSITS––The Company has demand and certificate of deposits in financial institutions that are insured up to the Federal Deposit Insurance Corporation limits. The demand and certificate deposit bank balances were $342,315 and $279,832 at December 31, 2009 and 2008, respectively. The Company has no policy of requiring collateral or other security to support its deposits.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(5) CONCENTRATIONS OF CREDIT RISK:  (CONTINUED)

(b) ACCOUNTS RECEIVABLE––The Company’s accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and the Hungary. Three customers accounted for 83% of the accounts receivable balance at December 31, 2009. Three customers accounted for 77% of the accounts receivable balance at December 31, 2008. The Company has no policy requiring collateral or other security to support its accounts receivable.

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

(8) PREFERRED STOCK:

In 2004, the Company amended its Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the common stock on all matters submitted to a vote of company holders of common stock,

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(8) PREFERRED STOCK:  (CONTINUED)

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

(9) TREASURY STOCK:

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of December 31, 2009.

(10) RELATED PARTY TRANSACTIONS:

During 2008, the Company repaid the $21,330 borrowed from our Chief Executive Officer, Mr. Strattan, (who at the time was the Company’s President and who is also the majority common stockholder), plus interest of $512. Mr. Strattan then borrowed $17,069 from the Company during 2008. He repaid $16,600 during 2009 and $469 was due at December 31, 2009.

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

(12) INCOME TAXES:

Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of net operating loss carryforwards, stock compensation expense not expensed for tax purposes until trading  restrictions are removed and declared as compensation by the recipient, and accelerated depreciation methods for income tax purposes.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(12) INCOME TAXES:  (CONTINUED)

If all of the Company’s net operating loss carryforwards and temporary deductible differences were used, it would realize a deferred tax asset of approximately $332,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  Management has determined it is more likely than not that the Company will realize its temporary deductible differences and at least some of its net operating loss carryforwards prior to their expiration, and has recorded a deferred tax asset for the amount expected to be realized.  Management has provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although the Company has incurred losses for four of the prior five years, it has also recognized taxable income for the last four of five years utilizing a total of $456,000 of its net operating losses.  Management believes the Company will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of its tax loss carryforwards before they expire.  At December 31, 2009, the Company would need to generate approximately $1,000,000 of taxable income to fully utilize its $250,000 deferred tax asset.  At December 31, 2009, the Company would need to generate approximately $1,000,000 of taxable income to fully utilize its $250,000 deferred tax asset.

Positive evidence evaluated by management in the order of significance and weighting in its evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior five years, the trend of increased sales from 2006 through 2009 that is expected to continue and existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence by management in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB during 2009, which is expected to continue into 2010 and future years.  We also expect the interest in THPB to increase the interest and sales of our other products.

We calculated our deferred tax asset using the temporary deductible timing differences plus the net operating loss carryforward multiplied by our expected effective income tax rate.  We do not have any deferred tax liabilities.  Our taxable operating income is expected to be of the same character as our temporary deductible timing differences and net operating loss carryforwards.  We estimated our future taxable income based on historical results and expected future trends in sales and margins.  We estimated the timing of deducting our temporary deductible differences. We estimated the amount of our net operating loss carryforward we would be able to utilize prior to expiration.  The difference between our gross deferred tax asset and the amount expected to be utilized was recorded as a valuation allowance.  We remeasure our valuation allowance each quarter based on changes in our current and expected future sales and margins, and changes in the other factors of both positive and negative evidence.

The Company has available at December 31, 2009, unused net operating loss carryforwards totaling approximately $825,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount
2010	$195,000
2017	206,000
2020	280,000
2021	71,000
2024	66,000
2028	7,000
Total	$825,000

For 2009, management reduced the valuation allowance percentage of our deferred tax asset to 25% from 47% equal to effect of the amount used and expired of $325,000 of net operating losses in 2009, which resulted in no net income tax expense or benefit based on our assessment of our current and expected future profitability.

For 2008, management increased the valuation allowance of asset to 47% from 0% due to the future expiration of $640,000 losses in 2009 and 2010 in excess of our current and profitability, and recorded a $180,000 income tax expense.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that the Company’s estimate deferred tax asset will change in the near term and be material to the financial statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(12) INCOME TAXES:  (CONTINUED)

The components of the provision for income taxes are as follows for the years ended December 31:

	2009	2008

Current income tax benefit	$21,000	$25,000
Tax expense of temporary differences	(45,000)	(45,000)
Tax benefit of operating loss carryfords	18,000	-
Expiration of net operating loss carryforward	(92,000)	-
Decrease (increase) in valuation allowance	98,000	(180,000)
Total net tax benefit (expense)	$-	$(200,000)

Significant components of the Company’s deferred Federal income taxes were as follows:

	2009	2008
Deferred tax assets
Net operating loss carryforwards	$230,000	$380,000
Stock-based compensation expense	100,000	47,000
Depreciation and amortization expense	2,000	3,000
Total deferred tax assets	332,000	430,000
Less valuation allowance	(82,000)	(180,000)
Deferred tax assets, net of valuation	250,000	250,000
Deferred tax liabilities	-	-
Net tax assets	$250,000	$250,000

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% for 2008 and 2007, is summarized as follows:

	2009	2008

Tax benefit at Federal statutory rate	$21,000	$25,000
Effect of State taxes	4,000	5,000
Use of net operating loss	21,000	-
Expiration of net operating loss	(92,000)	-
Valuation allowance - net operating loss	98,000	(180,000)
Change in expected income tax rate	(8,000)	(3,000)
Stock-based compensation	(44,000)	(47,000)
Total tax benefit (provision)	$-	$(200,000)

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

(13) EMPLOYEE BENEFIT PLAN:

The Company adopted a 401(k) plan in 2009. The plan is available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. The company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2009, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The company’s 401(k) contribution was $1,654 for 2009.

(14) SIGNIFICANT FOURTH QUARTER ADJUSTMENTS:

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

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

Item 9B.  Other Information.

The Company’s Board of Directors has decided to create an additional class of preferred share to be referred to as the Series B Preferred share. The Series B Preferred share would entitle the holder to vote, in addition to other shares owned by the holder, the number of votes equal to the number of the authorized, but unissued common shares of the Company. Action to approve the proposed amendment would not occur until an Information Statement is filed and approved by the Securities and Exchange Commission.

PART III.

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance With Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers:  The ages of individuals are provided as of January 31, 2011:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	65	Director, CEO, Chairman	1990
George L. Fails	66	Director, President	2001
Louis S. Weltman	53	Director	2009

The Three (3) directors serve until the next Annual Meeting of Shareholders, or until a successor shall be elected and qualified.

C.E. Rick Strattan has served as CEO and Director of the Company since 1990.  Mr. Strattan served as treasurer of the Company from August 1990, to May 1995.  From November 1987 through July 1992, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for CDs. Mr. Strattan was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of cyclodextrins.

Mr. Strattan was selected to serve as a member of our Board of Directors because of his extensive experience with CDs, his years of executive level experience, and his advanced degrees in pharmacology and marketing/computer information sciences.

George L. Fails has been President and a Director of the Company since 2001.  He has served as President of CTD, Inc., a wholly-owned subsidiary of the Company, since 2009 and Operations Manager of CTD, Inc. since 2000. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator officer with the U.S. Marshall’s service. From 1965 until his retirement in 1986, Mr. Fails served with the U.S. Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his B.A. from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal Police Academy in Little Rock, Arkansas.

Mr. Fails was selected to serve as a member of our Board of Directors because of his position with CTD, Inc.

Louis S. Weltman has served as a Director of the Company since 2009. He also has served as Chief Executive Officer and President of Vistra Growth Partners, Inc., since 2009.  Mr. Weltman brings more than 30 years of real estate development, operational, corporate development and financing experience to the Company. Since 2005, Mr. Wltman has been self employed as a business financial consultant and semi-retired.  Since July 1, 2009, Mr. Weltman has been Managing Partner of ViStra Growth Partners, Inc., which is a corporate strategy consulting and merchant banking firm assisting emerging companies in developing entrance, growth and exit strategies. In addition, since 2008 Mr. Weltman has overssen strategy and investment management for a closely-held REIT, SL Realty Partners, Ltd., which provides treatment and housing for individuals recovering from diseases of addiction. Mr. Weltman obtained a B.S. in Economics from of The University of Pennsylvania’s Wharton School of Finance and Commerce in 1979 and his M.B.A. from New York University’s Stern school of Business Administration in 1981.

Mr. Weltman was selected to serve as a member of our Board of Directors because of his financing experience and his experience assisting emerging companies in developing entrance, growth and exit strategies.

Directors, including directors also serving the Company in another capacity and receiving separate compensation therefore, shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Audit Committee Financial Expert

No one on our Board of Directors can be deemed to be an audit committee financial expert. Our business structure is not complex. Responsibility for our operations is centralized within our executive management, which is comprised of two persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person, and therefore, we may find it difficult to attract such a candidate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2009 the most recent fiscal year or prior fiscal years, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except for the following: (i) a Form 3 for Mr. Strattan which has been filed, and (ii) a Form 3 and Form 4s for each of Mr. Fails and Mr. Weltman which have not been filed.

Item 11.  Executive Compensation.

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2007, 2008 and 2009 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers during 2009 and the compensation paid to our non-employee director.

SUMMARY COMPENSATION TABLE
					Long-term Compensation
	Annual Compensation				Awards			Payouts
Name & Principal	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)		Securities underlying Options/SARs (#)	LTIP Year Payouts ($)	All Other Compensation ($) (7)

C.E. Rick Strattan	2009	117,000	-	-	75,000.00	(1)	-	-	940
President, CEO	2008	84,000	-	-	189,822.00	(4)	-	-	-
Chairman	2007	36,000	25,000	-	148,603.00	(3)	-	-	-

George L. Fails	2009	39,000	-	-	7,232.00	(2)	-	-	200
Operations	2008	36,000	-	-	15,186.00	(5)	-	-	-
Manager	2007	30,000	-	-	-		-	-	-

Louis S. Weltman	2009	-	-	-	18,000.00	(6)	-	-	-
Director				-

(1) Reflects award of 2,371,651 shares, which were awarded pursuant to the terms of Mr. Stattan’s employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance. The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(2) Reflects award of 189,732 shares, which were awarded pursuant to the terms of Mr. Fails’ employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance.  The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(3) Reflects award of 5,062,501 shares, which were awarded pursuant to the terms of Mr. Stattan’s employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance.  The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(4) Reflects award of 5,201,033 shares, which were awarded pursuant to the terms of Mr. Stattan’s employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance.  The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(5) Reflects award of 415,925 shares, which were awarded pursuant to the terms of Mr. Fails’ employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance.  The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(6) Reflects award of 600,000 shares, which were awarded pursuant to the terms of Mr. Weltman’s employment agreement, as described below.  Other than the restrictions imposed by securities laws, there are no conditions or restrictions relating to the restricted stock.  All of the shares were fully vested upon issuance.  The restricted stock award figure represents the value of the restricted stock award at grant date as calculated under FASB ASC Topic 718.

(7) The Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $940 and $200 to Mr. Strattan and Mr. Fails, respectively, in 2009.

On October 14, 2003, the Company entered into a one-year Employment Agreement with C.E. Rick Strattan, the company’s president, with an annual salary of $36,000 and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. For the period January 1, 2007 through June 30, 2007, the number of shares was computed using $6,500 per month. For the period July 1, 2007, though December 31, 2007, the number of shares was computed using $11,500 per month. The Company has agreed to register Mr. Strattan’s shares awarded pursuant to his employment contract. This contract was extended through December 31, 2008, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month. This contract was extended through December 31, 2009, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month, through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $12,500 per month with no stock compensation. This contract was extended through December 31, 2010, at a base annual salary of $150,000 and a number of shares computed using $5,500 for 11 months.

Effective January 1, 2004, the Company entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager. Mr. Fails is compensated $1,900 monthly and an award of monthly restricted common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. No shares were awarded in 2006. This contract was extended through December 31, 2008, at a base annual salary of $36,000 and a number of shares computed using $1,000 per month through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $3,500 per month with no stock compensation. This contract was extended through December 31, 2010, at a base annual salary of $42,000 and a number of shares computed using $0 per month.

Effective July 1, 2009, Vistra Growth Partners, Inc., a wholly-owned subsidiary of the Company, entered into a one-year Employment Agreement with Louis S. Weltman to serve as its President and Chief Executive Officer. Mr. Weltman was to be compensated monthly in an amount to be determined by the Board of Directors.  The Board of Directors determined Mr. Weltman’s compensation to be a monthly award of 100,000 shares of common shares of the Company for the period July 1, 2009 to December 31, 2009; and a transaction bonus equal to 50% of the profits earned by Vistra Growth Partners, Inc. The transaction bonus was paid in common stock of the Company issued to Vistra Growth Partners, Inc. as a consulting fee, which was valued at $5,208 for 2009.  The Company did not renew the employment agreement for 2010, and in connection therewith the Company awarded Mr. Weltman 81% of the outstanding stock of Vistra Growth Partners, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock and Series A Preferred Stock of the Company on January 31, 2011, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of January 31, 2011 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 35,515,295 shares of Common Stock and one share of Series A Preferred Stock outstanding as of January 31, 2011.

Names and Address of Individual or Identity of Group	Class of Stock	Amount and Nature of Beneficial Ownership	Approximate % of Class

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Common Stock	17,765,650	50.02%
George L. Fails 2420 N.W. 142 Avenue Gainesville, FL 32609	Common Stock	1,346,749	3.79%
Louis S. Weltman 3205 N.W. 62nd Street Boca Raton, FL 33496	Common Stock	2,000,000 (1)	5.63%
All Officers and Directors as a group	Common Stock	21,112,399	59.44%
C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Series A Preferred Stock	1	100%
__________________
(1) Held by Jill K. Weltman

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)
Equity compensation plans not approved by security holders (1)	None	Not Applicable	Not Applicable
Equity compensation plans approved by security holders (2)	*********** See Note 1 to Table (below) ************
Total:

Note to Equity compensation Plan Table:

Note 1 -- The Company has employment agreements with Mr. Strattan and Mr. Fails. These agreements require the Company to compensate both employees with a variable number of shares of Common Stock of the Company per month based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. For 2008, the number of shares was computed using $13,500 per month. For the period from July 1, 2007 to December 31, 2007, the number of shares was computed using $11,500 per month. For period from January 1, 2007 to June 30, 2007, the number of shares was computed using $6,500 per month. In 2007, a total of 5,062,501 shares and 0 shares were issued to Mr. Strattan and Mr. Fails, respectively. In 2008, a total of 5,201,033 shares and 415,925 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements. In 2009, a total of 2,371,651 shares and 189,733 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Mr. Strattan periodically advances the Company short-term loans and defers receipt of salary. During the period from February 1, 2008, through December 31, 2008, the Company made a series of unsecured advances totaling $17,069 to Mr. Strattan, the Company’s Chief Executive OfficerNo interest was assessed on the advances.  During 2009, the largest aggregate amount of principal outstanding was $17,069, of which $16,600 was repaid during 2009.  As of December 31, 2009, $469 in principal remained outstanding, all of which was repaid by December 15, 2010.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company, P.A. for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $58,500.

Audit-Related Fees

No fees were billed during the last fiscal year for any assurance and related services by Baumann, Ramondo & Company, P.A. that are not reported under the caption “Audit Fees”.

Tax Fees

No fees were billed during the last fiscal year for professional services rendered by Baumann, Ramondo & Company, P.A. for tax compliance, tax advice, or tax planning.

All Other Fees

No other fees were billed during the last fiscal year for professional services provided by Baumann, Raymondo & Company, P.A.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

3.1	Articles of Incorporation filed August 9, 1990 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).
3.2	By-Laws (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).
3.3
Certificates of Amendment to the Articles of Incorporation filed November 18, 1993 and September 24, 1993 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.4	Certificate of Amendment to the Articles of Incorporation filed May 10, 2004. *
3.5	Certificate of Amendment to the Articles of Incorporation filed September 27, 2004 *
4.1	Specimen Share Certificate for Common Stock (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).
10.1
Agreement of Shareholders dated November 11, 1993 by and among C.E. Rick Strattan, Garrison Enterprises, Inc. and the Company (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

10.2	Lease Agreement dated July 7, 1994 (incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997).
10.3
Consulting Agreement dated July 29, 1994 between the Company and Yellen Associates (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

10.4
License Agreement dated December 20, 1994 between the Company and Herbe Wirkstoffe GmbH (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

10.5
Joint Venture Agreement between the Company and Ocumed, Inc. dated May 1, 1995, incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1995 (incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1997).

10.6	Extension of Agreement between the Company and Herbe Wirkstoffe GmbH (incorporated by reference to the Company’s Form 10-KSB filed with Securities and Exchange Commission on March 28, 2000).
10.7	Lease Extension (incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000).
10.8	Loan Agreement with John Lindsay (incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000).
10.9	Small Potatoes Contract (incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000).
10.11	Employment Agreement of C.E. Rick Strattan dated January 1, 2007. *†
10.12	Employment Agreement of C.E. Rick Strattan dated January 1, 2008. *†
10.13	Employment Agreement of C.E. Rick Strattan dated July 1, 2009. *†
10.14	Employment Agreement of George L. Fails dated January 1, 2007. *†
10.15	Employment Agreement of George L. Fails dated January 1, 2008. *†
10.16	Employment Agreement of George L. Fails dated July 1, 2009. *†
10.13
Employment Agreement of Louis S. Weltman dated July 1, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 19, 2010). †

(16)	Letter on changes in certifying accountant (incorporated by reference to the Company’s Form 10-KSB filed with Securities and Exchange Commission on March 28, 2000).
21.1	Subsidiaries of the small business issuer *
31.1	Rule 13a-14(a)/15d-14a(a) Certifications *
32.1	Section 1350 Certifications *

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By: /s/ C.E. Rick Strattan
C.E. RICK STRATTAN,
Chief Executive Officer
(principal executive, financial and accounting officer)
Date: February 2, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ C.E. Rick Strattan
C.E. RICK STRATTAN,
Chief Executive Officer; Director
(principal executive, financial and accounting officer)
Date: February 2, 2011

By: /s/ George L. Fails
GEORGE L. FAILS
Director
Date: February 2, 2011

By: /s/ Louis S. Weltman
LOUIS S. WELTMAN
Director
Date: February 2, 2011