Form 10-Q/A
period 2010-03-31
CTD HOLDINGS INC
filed 2011-02-02
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 2011, the Company had outstanding 35,515,295 shares of its common stock.

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251,921	$338,872
Accounts receivable	74,350	40,425
Inventory	181,291	185,262
Other current assets	2,500	-
Total current assets	510,062	564,559

PROPERTY AND EQUIPMENT, NET	547,590	466,537

OTHER ASSETS
Note Receivable	9,894	9,894
Stockholder loan	1,470	469
Intangibles, net	250,000	4,000
Deferred tax asset	3,750	250,000
Total other assets	265,114	264,363

TOTAL ASSETS	$1,322,766	$1,295,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$65,281	$27,676

LONG-TERM LIABILITIES
Accrued stock compensation	-	66,000

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 33,451,144 and 31,103,822 shares issued and outstanding, respectively	3,345	3,110
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,630,415	3,483,427
Accumulated deficit	(2,367,047)	(2,275,526)
Treasury stock, at cost - 162,780 shares	(9,228)	(9,228)
Total stockholders' equity	1,257,485	1,201,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,322,766	$1,295,459

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

REVENUES
Product sales	$169,524	$120,496
Consulting income	-	-
	169,524	120,496

EXPENSES
Personnel	83,298	99,827
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	24,985	16,124
Consulting stock expense	66,000	-
Professional fees	65,716	44,489
Office and other	19,130	7,204
Amortization and Depreciation	5,274	5,081
Freight and shipping	4,824	2,152
	269,227	174,877

OPERATING INCOME (LOSS)	(99,703)	(54,381)

OTHER INCOME
Investment income	8,182	1,424

NET INCOME (LOSS) BEFORE INCOME TAXES	(91,521)	(52,957)

Income taxes	-	-

NET INCOME (LOSS)	$(91,521)	$(52,957)

NET INCOME (LOSS) PER COMMON SHARE	$.00	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,344,745	27,386,188

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,521)	$(52,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,274	5,081
Stock compensation to employees	15,223	54,363
Stock compensation to consultant	66,000	-
Increase or decrease in:
Accounts receivable	(33,925)	(14,801)
Inventory	3,971	164
Other current assets	(2,500)	-
Accounts payable and accrued expenses	37,605	14,162
Total adjustments	91,648	58,969

NET CASH PROVIDED BY OPERATING ACTIVITIES	127	6,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(86,077)	(22,237)
Loan to shareholder	(1,001)	-

NET CASH USED IN INVESTING ACTIVITIES	(87,078)	(22,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on stockholder loan	-	179

NET CASH PROVIDED BY FINANCING ACTIVITES	-	179

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86,951)	(16,046)

CASH AND CASH EQUIVALENTS, beginning of period	338,872	276,669

CASH AND CASH EQUIVALENTS, end of period	$251,921	$260,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The information presented herein as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 is unaudited.

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

Operating results for the three and six month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report of Form 10-K for the year ended December 31, 2009.

(2) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock awarded under employment agreements (see Note 5), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(3) INCOME TAXES:

For 2010, the Company reported a net loss for the six months ended March 31, 2010, but reported net income for the three month period ended March 31, 2010. The Company decreased the valuation allowance of its deferred tax asset by approximately $2,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

For 2009, the Company reported a net loss for the six and three month periods ended March 31, 2009. The Company increased the valuation allowance of its deferred tax asset by approximately $3,000, and did not record an increase in its deferred tax asset or an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

(4) CONCENTRATIONS:

Sales to three major customers accounted for 44% of total sales for the three months ended March 31, 2010. Sales to three major customers accounted for 60% of total sales for the three months ended March 31, 2009.

Substantially all 2010 and 2009 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(5) COMMITMENTS AND CONTINGENCIES:

For 2010, the Company has employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. Beginning February 1, 2010, one officer, Mr. Strattan, is awarded shares of common stock each month.  The number of shares due is equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month.  The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month.  The stock is subject to trading restrictions under Rule 144. For the three and three month periods ended March 31, 2010, the Company awarded 147,322 shares and recognized an expense of $15,223 for the stock awarded under these agreement.

The Company had employment agreements with two officers through June 30, 2009 for total monthly salaries of $10,000. In addition, the officers were awarded shares of common stock each month. The number of shares due is equal to $13,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month. For the period July 1, 2009 through December 31, 2009, the officers received total monthly salaries of $16,000 and no common stock awards. The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. The stock is subject to trading restrictions under Rule 144. For the three months ended March 31, 2009, the Company awarded 1,687,500 shares and recognized an expense of $54,363, respectively for stock awarded under these agreements.

(6) NOTES RECEIVABLE:

The Company loaned $9,700 to an unrelated investment company.  The note is unsecured, principal and interest at 24% is due on demand.

(7) TREASURY STOCK:

Treasury stock is recorded at acquisition cost. The Company reacquired 162,780 shares of its previously outstanding common stock for $9,228. The shares were not cancelled as of March 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable.  We also have four large customers (each who historically has purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, one of our customers provided one of our products in an effort to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer's.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body's cells.  The patient’s treatment with our Trappsol(R) HPB (now called Trappsol Cyclo(TM)) proved to provide an ameliorative benefit.  Our customer received an orphan drug designation with the FDA for our product and its use in this treatment in 2010.  The sales of this product contributed to a 17% increase (out of a total increase of 22%) in sales from 2008 to 2009.  Our sales of this product for the three months ended March 31, 2010 were $127,000 compared to $77,000 for the three months ended March 31, 2009.  We believe this is a trend and expect continued growth in the sales of this product as more companies become aware and interested in its possible benefits.

Liquidity and Capital Resources

Our cash and short-term investments decreased to $252,000 as of March 31, 2010, compared to $339,000 as of December 31, 2009. The decrease for the three months ended March 31, 2010, was due primarily to capital additions including a $70,000 deposit on a combustor/atomizer system and $14,000 in related equipment for our spray drying facility, in excess of cash flow from operations. As of March 31, 2010, our working capital was $445,000 compared to $537,000 at December 31, 2009. Our cash flows from operations for the first three months of 2010 was $100 compared to $6,000 for the same period in 2009. This decrease was due primarily to the increase in our net loss from 2009 to 2010.

We believe our remaining working capital is sufficient to run our operations at current levels. We are seeking approximately $500,000 in debt financing to complete the spray drying facility.  We expect terms to be a five year balloon with a 15 year amortization at an interest rate of 6% to 8%.  We believe our current cash flow is sufficient to service this new debt until the facility is operational by the end of 2010.  We expect once our new facility is operating, it will provide additional sales and cash flow in excess of current levels.  Current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing.

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

Beginning in 2003, we began improvements and renovations of our corporate office and have invested $170,000 through December 31, 2009.  During the three months ended March 31, 2010, we capitalized $14,000 of equipment for our new pulse dry facility. We also ordered a spray dry system with a total cost of $175,000, and paid a $70,000 deposit. In conjunction with the pulse dry system, we expect to start construction of a c-GMP plant approved to produce pharmaceutical ingredients suitable for parental use by the end of 2010. We expect the total cost to be $500,000, and we are currently seeking debt financing, although there are no assurances we will obtain financing for all or part of this facility.

We have no off-balance sheet arrangements at March 31, 2010.

Results of Operations

Total product sales for the three month period ended March 31, 2010 increased 41% to $170,000 compared to $120,000 for the same period in 2009. We believe the increase in sales from 2008 to 2009 is due primarily to recent publicity regarding use of cyclodextrins in various medically related applications, especially the use of Trappsol HPB to treat NPC. Our sales of Trappsol HPB increased to $127,000 from $77,000 for the three months ended March 31, 2010 and 2009, respectively, which accounted for all of our 41% increase in sales.

Our increase in sales was due primarily to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by our association with the use of Trappsol HPB to ameliorate the symptoms of Nemann-Pick type C (childhood Alzheimer's) in a current clinical trial.

Our largest customers continue to be repeat purchasers. In 2010, we had three large customers accounting for 44% of our sales; the largest accounted for 28% of sales. In 2009, we had three major customers account for 60% of our sales; the largest accounted for 25% of sales.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date sales and operating results.  We have not experienced significant price resistance for our products and we remain positive that our customer’s market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended 2010 increased 25% to $41,000 from $33,000 for the same period in 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for both six month periods ending March 31, 2010 and 2009.  Historically, changes in both sales volume and product mix have a significant effect on our cost of sales and our margins. Our margins vary significantly among our products.  Our margins for the same product also vary based on quantity sold.  Our increased inventory of our more popular products provides some delay from increasing costs of materials.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date cost of products sold (excluding any allocation of direct and indirect overhead and handling costs).

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and other foreign currencies does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars.  Our main supplier of fine chemicals and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros.  The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues.  When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  Our currency exchange income was $267 and expense was $0 in for the three months ended March 31, 2010 and 2009, respectively.

Three months ended March 31, 2010 compared to three months ended March 31, 2009 consulting stock expense increased to $66,000 in 2010 from $0 for 2009. In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock.

Personnel costs have decreased 173% to $83,000 for 2010, from $100,000 for 2009. This decrease is due primarily to the temporary loss of an employee to required military service in 2010. In 2010, we hired an executive to head-up the new division that will be responsible for the Aquaplex products and the new spray drying application; we expect personnel expenses to increase.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock, which were issued in 2010.  We recorded an expense of $66,000 for the three months ended March 31, 2010.

Professional fees increased 32% to $66,000 for 2010, compared to $44,000 for 2009. This increase is primarily due auditing and accounting expenses related to our Vistra Growth Properties subsidiary in 2009.

Office and other expenses increased 35% to $19,000 for the 2010 compared to $7,000 for 2009. This increase was primarily due to repairs and maintenance of the part of our facility that will house the spray drying operation. Most of our office related expenses do not vary significantly from quarter to quarter.

Amortization and depreciation were comparable at $5,000 for 2010 and 2009, respectively. We expect depreciation to increase in future periods as the result of our new spray drying facility and related equipment, office renovations, improvements and additions.

Freight and shipping increased slightly to $5,000 for 2010 compared to $2,000 for 2009. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services. Investment and other income increased to $8,000 for 2010, from $1,000 for 2009. This increase was due primarily to increased freight revenues from customers in 2010.

We realized a net tax loss for the three months ended March 31, 2010, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $2,000.

We also realized a net tax loss for the three months ended March 31, 2009, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $8,000.

We recognized a net loss of ($92,000) and ($53,000) for the three month periods ending March 31, 2009 and 2008, respectively.

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

CTD HOLDINGS, INC.

Date: February 2, 2011                                                                                         /s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)