Form 10-Q/A
period 2010-09-30
CTD HOLDINGS INC
filed 2011-02-02
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
_☒__ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2010.

_ ☐__  Transition  Report  Under  Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

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

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
	September 30, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$8,946	$338,872
Accounts receivable	124,399	40,425
Inventory	185,060	185,262
Other current assets	1,766	-
Total current assets	320,171	564,559

PROPERTY AND EQUIPMENT, NET	1,255,441	466,537

OTHER ASSETS
Note receivable	9,894	9,894
Stockholder loan	-	469
Intangibles, net	9,750	4,000
Deferred tax asset	225,000	250,000
Total other assets	244,644	263,343

TOTAL ASSETS	$1,820,256	$1,295,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$86,794	$27,676
Current portion, long-term debt	12,606	-
Total current liabilities	99,400	27,676

LONG-TERM DEBT
Mortgage note payable	427,394	-
Accrued stock compensation	-	66,000
	427,394	66,000

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 33,953,928 and
31,103,822 shares issued and outstanding, respectively	3,395	3,110
Preferred stock, par value $.0001 per share,
5,000,000 shares authorized;	-	-
Series A, 1 share issued and outstanding	-	-
Series D, no shares issued and outstanding	-	-
Additional paid-in capital	3,677,657	3,483,427
Accumulated deficit	(2,378,362)	(2,275,526)
Treasury stock, at cost -- 162,780 shares	(9,228)	(9,228)
Total stockholders' equity	1,293,462	1,201,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,820,256	$1,295,459

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

At the end of 2008, one of our customers provided one of our products in an effort to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer's.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body's cells.  The patient’s treatment with our Trappsol(R) HPB (now called Trappsol Cyclo(TM)) proved to provide an ameliorative benefit.  Our customer received an orphan drug designation with the FDA for our product and its use in this treatment in 2010.  The sales of this product contributed to a 17% increase (out of a total increase of 22%) in sales from 2008 to 2009.  Our sales of this product for the nine months ended September 30, 2010 were $356,000 compared to $282,000 for the three months ended September 30, 2009.  We believe this is a trend and expect continued growth in the sales of this product as more companies become aware and interested in its possible benefits.

Liquidity and Capital Resources

Our cash and short-term investments decreased to $9,000 as of September 30, 2010, compared to $339,000 as of December 31, 2009. The decrease for the nine months ended September 30, 2010, was due primarily to capital additions, including the acquisition of land and building in Alachua, Florida and equipment related to the spray dryer construction.

As of September 30, 2010, our working capital was $222,000 compared to $537,000 at December 31, 2009. Our cash flow from operations for the first nine months of 2010 was $33,000 compared to $50,000 for the same period in 2009. This decrease from 2009 to 2010 was due primarily to purchases of capital assets and the increase in our net loss from 2009 to 2010.

We believe our current working capital is sufficient for operations at current sales volume. We are seeking approximately $325,000 in debt financing to complete the pulse drying facility.  We expect terms to be a five year balloon with a 15 year amortization at an interest rate of 6% to 8%.  We are also seeking up to $100,000 a line of credit for working capital for the pulse drying operation and product production.  We anticipate this will be collateralized by accounts receivable and at an interest rate at prime plus.  We believe our current cash flow is sufficient to service this new debt until the facility is operational by the end of 2010.  We expect once our new facility is operating, it will provide additional sales and cash flow in excess of current levels.  Current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing.

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

In 2009, we identified pulse drying technology as our solution to meet the increasing demand for CD complexes and to gain greater quality control over the production of our products.  We invested $225,000 to purchase a combustor/atomizer system and related equipment.  We spent $138,000 in preparing our property in High Springs for construction.  In September 2010, we located a 7,200 sq ft building in nearby Alachua, Florida in an industrial park that we determined is more suitable for our manufacturing facility.  We purchased the Alachua building and land for $468,000, of which $440,000 was financed by the seller.  We expect to spend an additional $350,000 to complete the spray dryer and renovate the Alachua building to locate the pulse dryer and to meet c-GMP standards.  The property also allows for future expansion if warranted.  We are currently working with financial institutions to borrow $325,000 in debt financing, although there are no assurances we will obtain financing for all or part of this facility.  We plan to produce pharmaceutical ingredients containing our Trappsol® cyclodextrins suitable for parenteral use

We have our High Spring facility listed for sale and will continue to operate our corporate offices out of this location, until sold.  The new Alachua location will be our primary manufacturing operation and we plan to move all of our manufacturing equipment to the new location.

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

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use cyclodextrins in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue exclusive relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products. We continue to be the exclusive distributor in place North America of the cyclodextrin products manufactured by Cyclodextrin Research & Development Laboratory in Budapest, Hungary. In keeping with our commitment to use the internet as a major advertising and public relations outlet, we continue to update and maintain our website. This valuable asset has been instrumental in creating and maintaining a worldwide leadership role for us in the implementation of research and commercialization of cyclodextrin applications.

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

CTD HOLDINGS, INC

Date: February 2, 2011	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)