Form 10-K
period 2010-12-31
CTD HOLDINGS INC
filed 2011-03-30
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $802,372

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,032,178 based on a $.07 EOD, June 30, 2010, closing price.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 35,515,295 shares of Common Stock as of March 25, 2011.

CTD HOLDING, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

PART I

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

Cyclodextrin Product Background

CDs are donut shaped circles of glucose (sugar) molecules. CDs are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891 by a French scientist, Villiers, as he studied rotting potatoes. The bacterial enzyme naturally creates a mixture of at least three different CDs depending on how many glucose units are included in the molecular circle; six glucose units yield Alpha CD (“ACD”); seven units, Beta CD (“BCD”); eight units, Gamma CD (“GCD”). The more glucose units in the molecular circle, the greater the volume of the toroid. The inside of this “donut” provides an excellent resting place for “oily” molecules while the outside of the donut is significantly compatible with water enabling clear stable solutions of CDs to exist in aqueous environments even when an “oily” molecule is carried within the donut hole. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using water as the primary vehicle.

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

Natural CDs have been confirmed to be generally recognized as safe (“GRAS”) in most of the world, now including the U.S. Moreover, recent approvals of products containing CDs by the U.S. Food and Drug Administration (“FDA”) suggest that regulatory approval for new products may be easier in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl BCD. In 2008, one of our clients used our product, Trappsol® HPB, in an FDA approved compassionate use clinical trial for the treatment of Niemann Pick Type C disease. We now sell this product under our Trappsol® product line as “Cyclo™.”  Our customer applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of Niemann Pick Type C disease.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it without competition for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of Niemann Pick Type C (NPC) disease.

Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce®, a popular fabric softener and Febreze®. Avon uses CDs in its dermal preparations using its Age Protective System (APS®). The prices of the natural CDs have decreased enough so that use of these materials will be more price competitive.

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

Our Cyclodextrin (CD) Products

We sell a variety of basic CD products and CD products that have specific properties or that include other chemicals (as a complex, not just a physical mixture).  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  The Trappsol® product line includes basic CDs, and CDs with different chemical adducts resulting in approximately 100 different CDs. The Aquaplex® product line includes various CDs combined with active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® complexes. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are CDs that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 85% and 15%, respectively, of our revenues.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, such as the food and pharmaceutical industries.  We do not have any other trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at http://www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and synthetic CDs are available from at least six major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), located in Adrian, Michigan, Mitsubishi Chemical Corporation (Japan), Roquettes Freres (France), Hangzhou Pharma and Chem Co. (China).  Historically, we have purchased all of our Aquaplex® CD complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary;  there are few, if any, other sources in the world for commercial quantities of c-GPM CD complexes.  We have been the exclusive distributor in North America of products from Cyclodextrin Research & Development Laboratory since 2002.  However, Cyclodextrin Research & Development Laboratory was recently acquired and our exclusive agreement will expire in July 2011 and will not be renewed.  We expect to continue to purchase products from Cyclodextrin Research & Development Laboratory, but will no longer be their exclusive distributor in North America.  We do not expect the loss of this exclusive distributorship to have a material negative effect on our sales or operations.  Historically, we originally manufactured our own CD complexes (Aquaplex®) and purchased some from Cyclodextrin Research & Development Laboratory between 1990 and 2002; until 2008 we purchased from only Cyclodextrin Research & Development Laboratory, at which time we had complexes also prepared for us by Equinox Chemical in Albany, Georgia.  We continue to    have Aquaplex® CD complexes manufactured for us. We historically have not had difficulties obtaining natural and synthetic CDs from our suppliers and we do not expect to experience any difficulties obtaining adequate CDs for our current and expected expanded future needs. We believe that our new pulse drying facility, which is expected to be complete by the end of 2011, will allow us to produce almost all of our CD complexes for our Aquaplex® product line ourselves, and produce private label products for others, reducing our dependence on others for our CD complexes.

We have introduced many products into our basic line of CDs and CD complexes including liquid preparations of Trappsol® CDs and Aquaplex® relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

We formed a new wholly owned subsidiary in 2010, NanoSonic Products, Inc (NSP).  We are building a c-GMP (current Good Manufacturing Practice) pulse drying facility to combine CDs with other ingredients to produce our Aquaplex® products rather than have them produced by others, and to allow for a more cost efficient production and shorter lead time of larger bulk quantities (metric tons).  We believe there is an unmet demand for sales of larger quantities of CD complexes.  We plan to develop specific SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected as trade secrets.  We will seek process patent protection for these processes if and when possible.

Business Strategy

Substantially all of our revenues are derived from the sales of CDs, CD complexes, resale of CDs manufactured by others for our clients to their specifications, and our own licensed CD products. We currently sell our products directly to customers in the diagnostics, pharmaceutical, food and industrial chemical industries, as well as to chemical supply distributors.  We also offer consulting services to assist our customers in the selection and application of one or more of our products or for general use of CDs that does not include the sale of our product. Consulting revenues were $9,000, or 1% of our total revenues, in 2010. Consulting revenues were 3% of total revenues in 2009.

Our historical business model has been primarily reselling basic CD products, which have the least value-added attributes. Our strategy includes  transitioning to the more value-added complexes and increased profitability as good margins can be maintained for these products.

We market and sell CDs and related products to the food, pharmaceutical, and other industries. We also provide value-added consulting and knowledge sharing services related to cyclodextrin technology. Our revenues are principally from the sales of synthetic CDs.  For the year ended December 31, 2010, sales of basic natural and synthetic CDs represent approximately 85% of our total revenues.  Sales of CD complexes represented approximately 14% of our total revenues for 2010.

Our sales historically involve small quantities (i.e., less than 1.0  Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.  We expect to sell larger quantities in the future when our pulse drying facility is completed.

We continue to generate substantially all of our sales from five to ten customers who have historically been repeat purchasers.  In 2010, three customers (Sigma-Aldrich Fine Chemical, Inc., Seimens Healthcare Diagnostics, Inc. and Thermofisher Scientific Diagnostics, Inc.) accounted for more than 10% each of our total sales revenue, and collectively for 38% of our total sales revenue.  In 2009, these same three customers accounted for more than 10% each of our sales revenue, and collectively for 51% of our total sales revenue.  Sigma accounts for almost 100% of our annual sales of Aquaplex®. In a year we typically sell to less than 200 individual customers.  We anticipate the products from our new pulse drying facility will increase both our total sales volume and overall number of customers and reduce any dependence on just a few  existing large repeat customers.  In the past we have not had long-term or sole source contracts with our customers. In 2010, we signed a 2-year supply agreement for Trappsol® HPB with Qiagen Sciences,LLC.  Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current CD related research and development activities of others, which we monitor by following  the issuance and applications of patents in the US and elsewhere.

In 2009, we identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® CD’s and API’s and other ingredients into solid materials, more economically and with less degradation to the materials from the drying process, leaving the CD and ingredient in a complexed powder form that can be readily used by our customers to mix into their specific product formulations in triturate form.

The pulse drying technology allows production of CD complexes (Aquaplex®) in larger quantities, with shorter lead times and at competitive retail and wholesale prices. Pulse drying provides significant production advantages, such as more efficient and therefore economical removal of water and faster system cleaning and production changes to a different product compared to conventional freeze dry and traditional spray drying techniques now used in the industry.  We also expect to gain manufacturing efficiencies with our facility designed for pulse drying with continuous production runs and less down time for cleaning.  Currently, existing product drying facilities are very old, have higher operating costs, and are less flexible to changes in production runs.  We also plan to develop proprietary production methods that will give us additional competitive advantages.

We purchased a pulse drying system in 2010 and are constructing a c-GMP (current Good Manufacturing Practice) facility to manufacture commercial quantities of CD complexes. These products will meet current food and parenteral drug production standards and will be sold using our Trappsol® and Aquaplex®   product marks. The completion of our new pulse drying facility in mid 2011 will allow for further business diversification in our continued transition to the more value-added complexes where we expect growing demand and little competition initially, and will add product manufacturing to our current sales distribution business.

We intend to continue promoting the use of Trappsol® and Aquaplex® products in the research and development activities of existing and new customers and clients and plan to pursue licensing rights created as a result of the research work conducted using our products.  We will also look for opportunities to develop our own new products, including conducting our own research and development activities.

Marketing Plan

We believe the failure of businesses to exchange and/or disseminate information about CD based product development has hindered a more rapid commercialization of CDs in spite of their great safety  excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the stagnation created by the previous conservatism and secrecy. Now that we will be able to provide bulk quantities of Aquaplex® products using proprietary technology, we will be able to urge pharmaceutical companies more forcefully to incorporate these Aquaplex® products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the availability of their water soluble API(s) in bulk quantities.

Our sales have always been volatile and driven by the interest and acceptance of CDs as beneficial excipients.  Existing relationships with large laboratory supply companies and several diagnostic companies have provided a strong sales base, that continues to diversify as interest and acceptance of CDs grow.

We have taken advantage of the propensity of researchers to use the Internet to gather information about new products by establishing a website with the unique,  descriptive  and long-standing domain name, “cyclodex.com”.

We intend to continue to work with clients in European and Asian countries which usually employ NCDs as GRAS excipients.  Now that certain synthetic CDs (in our case Trappsol® HPB) have been accepted as safe and non-hazardous for human use in large part due to their designation as an orphan drug by the FDA, we intend to pursue new sales in the European and Asian markets.  We are creating new products under our trademarks Trappsol® and Aquaplex® that may be used by other manufacturers wishing to take advantage of specific beneficial properties of our products that require no further processing ,i.e., may be added directly to formulations.

We will continue to evaluate and pursue patent opportunities that may present themselves, so that we may sublicense such rights to others or use them to develop our own proprietary products. We intend to generate revenue from sub-licensing royalties, sales of CD complexes to be used in new and existing pharmaceuticals; and direct sales to end-users.

A tertiary focus after pharmaceutical and nutraceutical applications is to promote our products to the three f’s, fragrance, flavors, and food companies.  Price is a primary concern in these markets, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs and/or CD complexes, receive approval for human consumption.  These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least  expensive. The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances) have already become accepted commercial uses for chemically modified CDs and naturally modified CDs.

Even before  the drying facility is operational, we will be expanding  our business development efforts to securing at least 200 days of continuous production in the first year of operation.

Competition

We are currently a leading consultant in determining manufacturing standards and costs for chemically modified CDs and CD complexes. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CDs. We have established informal business relationships with many of the producers and consumers of CDs worldwide and we have amassed over the 17 years of our existence an unmatched experience database. We believe these relationships and market knowledge provide significant advantages in marketing lead time, and combined with a strong marketing presence and adequate capitalization will give us a two- to three-year lead time advantage over our competitors.

Research and Development

We do not currently conduct, nor have we historically conducted, research and development activities on our own, or on behalf of or jointly with our customers.  Accordingly, we do not have any research and development costs and are not liable for any of our client’s research and development costs.  We expect to conduct future in-house research and development as funds and needs require us to keep our pulse drying facility busy every hour of every day.  Our research and development is expected to be related to both our production processes and in developing additional products to sell and/or license to our customers.

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

Currently, all of our products are sold for research and development purposes only, which does not require FDA approval. Any use in humans as a drug or food product would require FDA approval. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural CD products are commonly known as “Alpha”, “Beta” and “Gamma”. These products represent approximately 10% of our annual sales. Hydroxypropyl derivatives of Beta CD are considered GRAS in other countries and there have been conscientious efforts for many years are various efforts to make this derivative and other CD derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to requirements relating to drug development and sale. The effect of such determination could be to limit or prohibit distribution of such products.

Employees

We employed six people on a full-time basis in 2010. We expect to hire additional employees when our pulse drying facility is completed.  None of our employees belong to a union.  We believe relations with our employees are good.

Capital Structure

In 2004, we authorized a series of “blank check” preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The more significant right is Series A Preferred shareholders vote with the holders of Common Stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensures that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares.  Currently, Mr. Strattan is the owner of the one and only such share issued.

Item 1A.  Risk Factors.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

While our past success has largely depended on the efforts and abilities of our executive officers and certain other key employees, including C.E. Rick Strattan our Chief Executive Officer, the expansion of our business paradigm to include manufacturing will tend to minimize the risk of losing any one of these key people. However, at the present time, our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers or employees do not remain with us.

Three of our customers account for a substantial portion of our revenue, and the loss of one or more of these customers would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Three of customers accounted for, individually, more than 10% of total sales in fiscal 2010. We   have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers is sometimes crucial to cash flow.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® CD products we sell from third-party suppliers and even when our pulse drying facility is operational we will continue to depend on those manufacturers for the CD’s we use in our Aquaplex® products. Some Aquaplex products will be made in less than one kilogram quantities; and for these we will still depend on outside manufacturers that use lyopilization techniques.  However, we anticipate that many of our currently sold Aquaplex® products will be able to be made in small bulk quantities in our pulse dryer and inventoried, thereby reducing dependence on third party manufacturers for the greatest part of these current and growing Aquaplex® sales.    We purchase 99%   of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply or, material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our profits may be negatively affected by currency exchange rate fluctuations.

Our earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results.  As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. Our currency exchange expense was $413 and $2,409 in 2010 and 2009, respectively.  If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased net revenues and net income.

Our newly introduced substantial debt could adversely affect our financial health.

We have assumed significant long term debt when before we had none.  This new indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic, industry and competitive conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, growth and other capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

We may need additional capital to grow our operations as planned.

For year ended December 31, 2010, we generated approximately $210,000 of cash from operations that was sufficient to obtain a desirable site, approximately 35% of ancillary equipment, and begin to prepare the facility for installation and operation. Subsequent events in the first quarter resulted in additional funds from debt financing that may or may not be sufficient for a 2011 start up.   To achieve our goal of a 2011 start-up, additional capital may be required to   meet our projected cash needs to otherwise grow our business as planned, including completing our pulse drying facility.  If we are unable to generate or secure additional debt financing or capital as needed, we may not be able to develop our business as planned and/or may be compelled to slow down the pace necessary to achieve our stated goals.

We are significantly influenced by one person who controls a significant majority of our voting stock.

As of March 25, 2011, C.E. Rick Strattan, our Chief Executive Officer, held of record 19,085,650 shares of Common Stock and one share of Series A Preferred Stock, or approximately 54.67% and 100% of the issued and outstanding shares of Common Stock and Series A Preferred Stock respectively.  Each holder of Common Stock is entitled to one vote per share held of record on any matter that may properly come before the shareholders. The holder of Series A Preferred Stock is entitled to vote one share more than one-half of all votes entitled to be cast by the holders of all holders of the Company’s capital stock.  Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as an executive officer and director of the Company, the interests of Mr. Strattan here may conflict with, or differ from, the interests of other holders of our capital stock.  For example, Mr. Strattan could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Strattan may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock and the share of Series A Preferred Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We have no independent members of our Board of Directors or an independent audit committee.

Our Board of Directors is comprised of three people, all of whom are employed by the Company.  Accordingly, none of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with independent board members.

Broker-dealers may be discouraged from effecting transactions in our Common Stock because it is considered a penny stock and is subject to the penny stock rules.

Our Common Stock currently constitutes “penny stock.”  Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share.  Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

As an issuer of “Penny Stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We have a limited market for our securities.

Although certain market makers facilitate trades of our Common Stock on the Over the Counter Bulletin Board (“OTCBB”), there is currently a limited market for shares of our Common Stock and we cannot be certain that an active market will develop.  The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock.  Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock may be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

Item 2.  Properties.

In 2000, we bought a series of buildings totaling approximately 6,000 sq. ft. on approximately 40 acres near the City of High Springs, which is in western Alachua County, Florida, for $210,000. The property had been developed in part as a mushroom growing facility. While we have discontinued our mushroom growing operations, we currently use the property as our corporate headquarters.  The anticipated remaining useful life of the facility is undetermined, but in Management’s estimate exceeds 25 years. We currently have this property listed for sale for $549,000.  The property’s federal tax depreciation basis, rate, and method are, respectively, $162,000, 40 years, and straight-line. The real property tax rate and annual real property taxes assessed on the property for the year ended December 31, 2010, are 23.0693 mils and $3,174, respectively.

In September 2010, we purchased a 7,200 sq. ft. building on approximately two acres in the City of Alachua, Florida for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.  We expect to spend an additional $350,000 to complete renovations for the pulse dryer to be operational and the facility to meet c-GMP standards.  We expect to move our corporate headquarters to this facility when we sell our High Springs property.  The property also allows for future expansion.  Our current mortgage terms are monthly payments of $2,996, including interest at 5.375%, with a final balloon payment of $376,610 due August 2015.  The property’s federal tax depreciation basis, rate, and method are, respectively, $406,000, 40 years, and straight-line. The real property tax rate and annual real property taxes assessed on the property for the year ended December 31, 2010, are 25.1468 mils and $5,535, respectively.

Our properties are in a region that is experiencing moderate population and development growth. We believe the current insurance coverage is adequate for the properties.  As additional development continues, we will increase our insurance coverage.

Item 3.  Legal Proceedings.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

In October 1994, the Company’s securities began trading on the Over the Counter Bulletin Board and in the over-the-counter market “pink sheets” under the symbol CTDI.  In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc.  In 2000, CTD Holdings, Inc. changed its trading symbol to CTDH and currently trades on the OTCBB as CTDH. Since the commencement of trading of the company’s securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTCBB.

		High	Low
2009	First Quarter	$0.03	$0.03
	Second Quarter	$0.07	$0.05
	Third Quarter	$0.07	$0.06
	Fourth Quarter	$0.13	$0.11

2010	First Quarter	$0.24	$0.06
	Second Quarter	$0.15	$0.06
	Third Quarter	$0.14	$0.04
	Fourth Quarter	$0.09	$0.03

As of March 25, 2011, the last quoted price for our Common Stock was $0.08.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 25, 2011, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 72.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

During January 2011, the Company issued 1,987,500 shares of Common Stock to officers and employees as discretionary bonuses awarded on December 31, 2010. On December 31, 2010, the per share closing price of our Common Stock was $0.12.

On February 4, 2010, the Company belatedly issued 2,200,000 shares of Common Stock to a consultant as compensation for certain public relations services rendered to the Company during 2009 and 2010 in two stock certificates, #1501 in the amount of 1,000,000 and #1502 in the amount of 1,200,000 shares, respectively.  The per share closing price of our Common Stock on that date was $0.08. Since the shares were agreed to as compensation on Aug 13, 2009, the Company insisted, and the consultant agreed, the shares were priced at the closing price on that day, $0.03.

On September 29, 2010, the Company sold 162,780 shares of Common Stock for an aggregate price of $7,751, or approximately $0.048 per share.  On September 28, 2010, the per share closing price of our Common Stock was $0.05.

On December 31, 2010, the Company awarded 117,500 shares of Common Stock to two consultants for services previously rendered to the Company during 2010.  On December 31, 2010, the per share closing price of our Common Stock was $0.12.

All shares awarded during 2010 were issued in a transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, as transactions not involving a public offering.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Introduction

We began operations in 1990. Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us. Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, largely from Mitsubishi Chemical Corporation in Japan and Cyclodextrin Research & Development Laboratory in Hungary, but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.  In 2009, we purchased a pulse dryer.  In 2010, we purchased a new plant in which to house the pulse dryer and manufacture CD complexes.

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable.  We also have three to four large customers (each who historically has purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year. At the end of 2008, one of our customers provided one of our products in an effort to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® HPB (now called Trappsol CycloTM) proved to provide an ameliorative benefit.  On May 17, 2010, the FDA granted orphan drug status for Trappsol CycloTM for the treatment of Niemann Pick Type C (NPC) disease to our customer.  The increase in sales of THPB from 2009 to 2010 was responsible for our entire sales increase (32%) from 2009 to 2010.  The increase in sales of THPB from 2008 to 2009 was responsible for 77% of our sales increase from 2008 to 2009.  We believe this is a trend and expect continued growth in the sales of this product as more patients world-wide become aware and interested in its possible benefits.

Liquidity and Capital Resources

Our cash decreased to $107,000 as of December 31, 2010, from $339,000 at December 31, 2009. This decrease was due primarily to property acquisition, improvements to our properties and the purchase of a pulse spray dryer. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts. Our working capital was $264,000 at December 31, 2010 compared to $537,000 at December 31, 2009. Our cash flow from operations for 2010 was $210,000 compared to $108,000 for 2009. The increased cash flow from operations is due primarily to increased sales.

We believe our current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing from the new pulse drying operation.  We require debt financing or additional capital to complete the pulse drying facility by the end of 2011.  In February 2011, we received approval from a local credit union for a $325,000 equipment loan to complete the installation of our pulse dryer and renovations of our facility. We closed on the loan on March 18, 2011.  The terms of the loan require monthly payments of approximately $2,831, including principal and interest at 6.5%, with a final balloon payment due in March 2016. We also received approval regarding, and closed on, a $100,000 line of credit from a local credit union, with interest accruing on outstanding balances at the higher of prime plus 2% or 6.5%.  Both loans are collateralized by substantially all of the Company’s assets and guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer. When our High Springs property is sold, the $325,000 equipment loan becomes due in full.  We believe our current cash flow is sufficient to service this new debt until the pulse drying facility is operational, which is expected to be by the end of 2011.  Once our new facility is operating, we expect it will provide sales and cash flow in excess of current levels.

We continue to maintain inventory levels sufficient for one year of sales of THPB, which represented 75% of our sales in 2010. We increased our inventory of THPB two years ago based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. These products have a three month or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we now maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.  In 2010, we capitalized an additional $443,000 in equipment and improvements for the new building and pulse drying operation we paid for with existing cash balances.  We expect to spend an additional $350,000 to renovate the building to house the pulse dryer and to meet c-GMP standards, which we except to fund primarily through additional debt financing.  The property also allows for future expansion.  We currently have our High Springs property listed for sale for $549,000. We expect to move our corporate headquarters to our new property when we sell our High Springs property.

To implement our strategic plan to manufacture significantly larger quantities of our Aquaplex® products, we created a wholly-owned subsidiary, NanoSonic Products, Inc. (NSP).  We hired Dr. Jeffrey Tate to be the President and CEO of NSP.  Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.

We capitalized $84,000 and $43,000 of improvements in 2010 and 2009, respectively, at our existing High Springs facility. This property is currently for sale for  $549,000.

We issued 2,105,000 shares and 3,161,384 shares of our Common Stock to officers and employees for compensation earned under employment agreements and for bonuses for 2010 and 2009, respectively.

During 2009, we acquired 162,780 shares of our Common Stock at a cost of $9,228.  During 2010, we resold this stock for $7,751.

At December 31, 2010, we have $840,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $225,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire. However, $195,000 of those net operating losses expired in 2010 and $420,000 expired in 2009. In 2010, we recorded a $25,000 provision for income taxes due to the reduction of our deferred tax assets as the result of the expiration of these net operating loss carryforwards.  We did not record a provision or benefit for income taxes in 2009.

We have no off-balance sheet arrangements as of December 31, 2010.

Results of Operations

For 2010, we had a net loss of ($38,000) after a $25,000 income tax provision, compared to net loss in 2009 of ($193,000).

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

2010 compared to 2009

Total product sales for 2010 were $793,000, a 32% increase over 2009 product sales of $603,000. Sales for 2010 were the highest sales reported in our history, and 2009 was our third highest sales total. We believe the increase in sales from 2009 to 2010 is due primarily to recent publicity regarding use of Trappsol HPB to treat NPC. Our sales of Trappsol HPB were $587,000 in 2010 and $363,000 in 2009. The increase in sales of THPB from 2009 to 2010 was responsible for our entire sales increase (32%) from 2009 to 2010.  Our sales of Aquaplex are primarily to one customer, Sigma-Aldrich Fine Chemical, Inc. (SAFC), who is the world’s largest distributor of chemicals for research.   Sales of Aquaplex® were $103,000 for 2010 compared to $140,000 for 2009.  This decrease of 26% is not considered a trend, but is representative of  the purchase pattern of SAFC, the one customer.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. In 2010, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Seimens Healthcare Diagnostics, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen Sciences, LLC  accounted for 46% of our sales; the largest accounted for 13% of sales. In 2009, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Seimens Healthcare Diagnostics, Inc, Thermofisher Scientific Diagnostics, Inc. and Renown Hospital in Reno, NV) accounted for 57% of our sales; the largest accounted for 21% of sales. This increase results from the increase in the number of customers purchasing HPB and the increase in the size of our average HPB sale.  Our usual smaller sales of HPB occur more frequently throughout the year compared to our extraordinary large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly sales and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer’s market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our consulting income decreased 57% to $9,000 for 2010 compared to $21,000 for 2009.  Historically, consulting income has not been a significant percentage of our revenues and we do not expect it to be significant in the future.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $115,000 for 2010 compared to $111,000 for 2009. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales decreased to 14.5% for 2010 from 18.4% for 2009.  This decrease was primarily due to the increase in sales of Trappsol HPB.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2010 or 2009.  We reduced the unit cost of some of our more popular products by increasing our inventory stock by purchasing in larger quantities at a lower cost.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. Our currency exchange expense was $413 and $2,409 in 2010 and 2009, respectively.

Personnel expenses decreased 26% to $358,000 for 2010, from $486,000 for 2009. Our gross payroll increased 17% to $374,000 for 2010 from $319,000 for 2009.  We perform much of our building renovations using our employees and we capitalize our personnel costs directly related to these improvements.  During 2010, we performed more renovation work related to the pulse dryer and we capitalized more payroll costs than in 2009, which reduced our personnel expense. The decrease in personnel expense is also due to less stock compensation in 2010 compared to 2009.  In 2010, we awarded $94,000 in stock bonuses to employees compared to $144,000 in stock bonuses for 2009.  We did not award or expense any non-bonus stock compensation in 2010 compared to $101,000 expensed in 2009.  Our total gross payroll increased from 2009 to 2010 due to the addition of a full-time employee in 2010.

Consulting stock expense decreased 9% to $69,000 for 2010 from $76,000 for 2009.  During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of Common Stock. We recorded an expense of $66,000 for 2010 and 2009 and we issued the stock in 2010.  This agreement ended in 2010 and we expect stock consulting expense to decrease in 2011.

Professional fees increased 83% to $161,000 for 2010 from $88,000 for 2009.  We engaged new legal counsel in 2010, which significantly increased our legal fees, primarily related to regulatory compliance matters.  We also engaged a consultant to develop and manage our investor relations program.

Office and other expenses increased 140% to $75,000 for 2010 from $31,000 for 2009. The increase is due primarily to increased travel and lodging costs related to acquiring the pulse dryer equipment and technology, to traveling between our two facilities, and to securing customers for 200 days of production in 2011.

Amortization and depreciation is comparable at $21,000 for both 2010 and 2009, respectively.   We expect our depreciation expense will increase in 2012, after our pulse dryer and new facilities are put into production and removed from work–in-progress status.

Freight and shipping increased 31% to $15,000 for 2010, from $11,000 for 2009, due to increased amount of materials purchased and sold in 2010 compared to 2009. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

Investment and other income decreased 50% to $4,000 for 2010, from $8,000 for 2009. This decrease is due to the reduction in our cash balances in 2010 from capital acquisitions.

We recognized a provision for income taxes of $25,000 in 2010 due to the expiration of some of our unused net operating loss carryforwards, which reduced our deferred tax asset. We also increased our valuation allowance on our deferred tax asset due to our inability to utilize certain net operating losses before they expired.  We did not recognize a provision or benefit for income taxes for 2009 due to the utilization of net operating loss carryforwards, offset by a decrease in our valuation allowance of our deferred tax asset.

We recognized a net loss after income taxes of ($38,000) for 2010 compared to net loss for 2009 of ($193,000).

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CDs in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We also intend to pursue mutually beneficial relationships with major CD manufacturer(s) and specialty CD labs to distribute their products.  Through July 2011, we will continue to be  the exclusive distributor in North America of the CD products that are manufactured by Cyclodextrin Research & Development Laboratory of Budapest, Hungary on, after which we expect to do so a non-exclusive basis.

In keeping with our commitment to use the internet as a major advertising and public relations outlet, we continue to maintain our web site. This asset has been instrumental in creating and maintaining a worldwide presence for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

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

Our corporate offices are currently located on our 40 acre office complex in High Springs, Florida.  In 2009 and 2010, we capitalized approximately $125,000 in improvements to the buildings on the property.  This property is under utilized by our operations and we currently have it listed for sale for $549,000.  There is no debt on the property.

In 2009, we purchased parts for  a pulse dryer and associated equipment for approximately $250,000. In September 2010, we purchased a 7,200 sq. ft. building on two acres in Alachua, Florida for $468,000. The property is located in an established industrial park that we determined is more suitable than the current 40 acre corporate site for our pulse drying facility. In 2010, we capitalized approximately $75,000 in improvements to the building to house the pulse dryer. We expect to spend an additional $350,000 to complete  and allow the pulse dryer to be operational and the facility to meet c-GMP standards. We expect to move our corporate headquarters to this facility when we sell our High Springs property. The Alachua building and surrounding land allows for future expansion beyond our current planned operations.

Valuation Allowance on Deferred Tax Assets

We have a $324,000 deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $99,000, due primarily to the expiration of some of our net operating losses before we can utilize them.  We have recorded a $225,000 net deferred tax asset at December 31, 2010.

For 2010, we reported net loss before income taxes of ($13,000).  We recorded a $25,000 provision for income taxes and increased our deferred tax valuation allowance by $17,000, to reflect the expiration of the unused net operating loss that expired in 2010 and our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage increased to 31% from 25%. We realized an income tax benefit for 2010, which was offset by our increase in our valuation allowance.  Our sales increased in 2010 and 2009.  We expect continued volatility in the timing of orders from our customers and recording sales.  We have projected modest sales growth in 2011 until our pulse dryer is operational, which we expect will add significantly to our revenue growth for 2012.

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by extent we believe a portion will not be realized. We consider many factors when a valuation allowance to the assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial statement losses for five of the prior six years, we have also recognized taxable income for the last four of six years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of its tax loss carryforwards before they expire.  At December 31, 2010, we would need to generate approximately $900,000 of taxable income to fully utilize our $225,000 deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior six years, the trend of increased sales from 2006 through 2010 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Current sales growth is due to increased interest and sales of our product THPB during 2010 and 2009, which is expected to continue into 2011 and future years.  We also expect our new pulse dryer and the interest in THPB to increase the demand and sales of our other products.

Forward-looking Statements

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

CTD HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

BAUMANN, RAYMONDO & COMPANY, PA
405 NORTH REO STREET, SUITE 200
TAMPA, FL 33609

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.
High springs, Florida:

We have audited the consolidated balance sheets of CTD Holdings, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of CTD Holdings, Inc. internal control over financial reporting as of December 31, 2010 included in the accompanying management’s report on internal control and, accordingly, we do not express an opinion thereon.

\s\ Baumann, Raymondo & Company, PA
Baumann, Raymondo & Company PA
Tampa, Florida
March 14, 2011

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$106,753	$338,872
Accounts receivable, net	78,962	40,425
Inventory	175,364	185,262
Other current assets	5,132	-
Total current assets	366,211	564,559

PROPERTY AND EQUIPMENT, NET	1,330,973	466,537

OTHER ASSETS
Note receivable	-	9,894
Stockholder loan	-	469
Deferred tax asset	225,000	250,000
Intangibles, net of accumulated amortization of
$7,000 and $6,000, respectively	9,500	4,000
Total other assets	234,500	264,363

TOTAL ASSETS	$1,931,684	$1,295,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$90,015	$27,676
Current portion of long-term debt	12,606	-
Total current liabilities	102,621	27,676

LONG-TERM LIABILITIES
Accrued stock compensation	-	66,000
Long-term debt, less current portion	426,369	-
Total long-term liabilities	426,369	66,000

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 35,408,822 and
31,103,822 shares issued and outstanding, respectively	3,540	3,110
Preferred stock, par value $.0001 per share,
5,000,000 shares authorized;
Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,712,208	3,483,427
Accumulated deficit	(2,313,054)	(2,275,526)
Treasury stock, at cost -- 162,780 shares at December 31, 2009	-	(9,228)
Total stockholders' equity	1,402,694	1,201,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,931,684	$1,295,459

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES
Product sales	$793,404	$603,041
Consulting income	8,968	20,833
	802,372	623,874

EXPENSES
Personnel	358,460	486,087
Cost of products sold
(exclusive of depreciation and
amortization, shown separately below)	114,660	110,830
Consulting stock expense	69,000	76,417
Professional fees	161,155	88,142
Office and other	74,832	31,217
Amortization and depreciation	20,940	20,577
Freight and shipping	15,191	11,463
Loss on disposal of equipment	-	76
	814,238	824,809

NET LOSS FROM OPERATIONS	(11,866)	(200,935)

OTHER INCOME (EXPENSE)
Investment and other income	3,643	7,808
Interest expense	(4,305)	-
Total other income (expense)	(662)	7,808

NET LOSS BEFORE INCOME TAXES	(12,528)	(193,127)

PROVISION FOR INCOME TAXES	(25,000)	-

NET LOSS	$(37,528)	$(193,127)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	33,710,809	28,750,597

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity

Balance,
December 31, 2008	26,542,438	$2,654	$3,238,911	$-	$(2,082,399)	$1,159,166
Shares issued under
employment agreements	3,161,384	316	155,056	-	-	155,372
Shares issued to acquire
investment	1,400,000	140	89,460	-	-	89,600
Purchase of treasury stock	-	-	-	(9,228)	-	(9,228)

Net loss	-	-	-	-	(193,127)	(193,127)

Balance,
December 31, 2009	31,103,822	3,110	3,483,427	(9,228)	(2,275,526)	1,201,783

Shares issued to employees	1,987,500	198	93,790	-	-	93,988
Shares issued to consultants	117,500	12	4,688	-	-	4,700
Shares issued to consultants	2,200,000	220	131,780	-	-	132,000
Sale of treasury stock	-	-	(1,477)	9,228	-	7,751

Net loss	-	-	-	-	(37,528)	(37,528)

Balance,
December 31, 2010	35,408,822	$3,540	$3,712,208	$-	$(2,313,054)	$1,402,694

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,528)	$(193,127)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	20,940	20,577
Allowance for bad debts	6,000	-
Stock received for services	-	(20,833)
Stock compensation to consultants	69,000	10,417
Loss on disposal of equipment	-	76
Stock compensation to employees	93,988	255,388
Deferred income tax assets	25,000	-
Other	9,894	-
Increase or decrease in:
Accounts receivable	(44,537)	(12,631)
Inventory	9,898	24,713
Other current assets	(5,132)	2,000
Accounts payable and accrued expenses	62,339	(44,449)
Accrued stock compensation	-	66,000
Total adjustments	247,390	301,258

NET CASH PROVIDED BY OPERATING ACTIVITIES	209,862	108,131

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(442,676)	(43,406)
Intangible assets	(6,500)	-
Payment received from loan to shareholder	-	16,600
Cash loaned under note receivable	-	(9,894)

NET CASH USED IN INVESTING ACTIVITIES	(449,176)	(36,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(9,228)
Proceeds from sale of stock	7,751	-
Payments on long-term debt	(1,025)	-
Payments received on stockholder loan	469	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,195	(9,228)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(232,119)	62,203

CASH AND CASH EQUIVALENTS, beginning of period	338,872	276,669

CASH AND CASH EQUIVALENTS, end of period	$106,753	$338,872
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of land and building with debt	$440,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,305	$-

Cash paid for income taxes	$-	$-

See accompanying Notes to Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiary (the “Company”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are engaged in the marketing and sale of cyclodextrins (“CD’s”) and related products to food, pharmaceutical and other industries. We also provide consulting services related to cyclodextrin technology.

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

(c) CASH AND CASH EQUIVALENTS––For the purposes of reporting cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2010 will be approximately $6,000.  We have included a provision for doubtful accounts of $6,000 at December 31, 2010.  There was no provision for doubtful accounts at December 31, 2009.

(e) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for furniture and equipment, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated value of the asset.

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

(g) INTANGIBLES––Intangible assets consist of loan costs and other intangibles recorded at cost. Intangible assets are amortized using the straight-line method over their respective estimated useful lives. We periodically review our intangible assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, a loss is recognized for the difference between the carrying amount and the estimated value of the asset.

(h) REVENUE RECOGNITION––We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable,

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

(j) ADVERTISING––Advertising costs are charged to operations when incurred. We incurred no advertising expenses in 2010 or 2009.

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

(o) RECLASSIFICATIONS––Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform to the 2010 presentation.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(p) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(2) COMMITMENTS AND CONTINGENCIES:

For 2010, we had employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2010 to January 31, 2010, Mr. Strattan’s monthly salary was $12,500.  From January 31, 2010 to September 30, 2010, Mr. Strattan’s monthly salary was $7,000 in cash and $5,500 in shares based on the formula below.  Mr. Fail’s monthly salary for 2010 was $3,500. The number of shares due Mr. Strattan each month was equal to $5,500 divided by eighty percent of the closing price of the Company’s Common Stock on that last day of each month. We recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. On October 1, 2010, Mr. Strattan’s employment agreement was modified retroactively to January 1, 2010 and the stock compensation provision was eliminated.  Effective February 15, 2010, we entered into a two-year Employment Agreement with Jeffrey L. Tate, Ph.D. to serve as president and chief operating officer of our wholly owned subsidiary, NanoSonic Products, Inc., with an annual salary of $120,000.  In December 2010, we awarded 1,987,500 shares of Company stock bonuses to Mr. Strattan, Mr. Fails and Mr. Tate and recorded an expense of $93,988.  The stock is subject to trading restrictions under Rule 144.

From January 1, 2009 to June 30, 2009, Mr. Strattan’s monthly salary was $7,000 in cash and $12,500 in shares based on the formula below, and Mr. Fail’s monthly salary was $3,000 in cash and $1,000 in shares based on the formula below. Through June 30, 2009, the officers were awarded shares of Common Stock each month.  From July 1, 2009 through December 30, 2009, Mr. Strattan and Mr. Fails monthly cash salaries were $12,500 and $3,500, respectively. The number of shares due was equal to $13,500 divided by eighty percent of the closing price of the Company’s Common Stock on that last day of each month. No shares of stock were earned by Mr. Strattan or Mr. Fails during 2009 subsequent to July 1, 2009. We recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. For 2009, we awarded 2,561,384 shares and recognized an expense of $101,372 for stock awarded under these agreements.

Effective July 1, 2009, Vistra Growth Partners, Inc., a wholly-owned subsidiary of the Company at the time, entered into an employment agreement Louis S. Weltman, pursuant to which Mr. Weltman serves as its Chief Executive Officer and President.  Pursuant to this employment agreement, Mr. Weltman was issued 600,000 shares of Company stock through December 31, 2009. We recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for each month of the agreement, which resulted in an expense of $54,000 in 2009. The agreement also provided for a bonus of 50% of the subsidiary’s future profits. We issued 50% of the stock earned by the subsidiary as consulting fee revenue to Mr. Weltman and expensed $5,208 in 2009. In addition, we did not renew the employment agreement for 2010 and transferred 81% of the outstanding stock of its wholly owned subsidiary, Vistra Growth Partners, Inc. to Mr. Weltman as a termination settlement. We recognized an expense of $97,813, which is equal to the value of 1,400,000 shares of Company stock previously issued to the subsidiary.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(2) COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

During 2010, we issued 117,500 shares of Common Stock to two consultants. We recorded an expense of $3,000 and capitalized $1,700 as construction in progress in 2010.

During 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of Common Stock. We recorded an expense of $66,000 for 2009 and $66,000 for 2010 and issued the stock in 2010.

(3) NOTES RECEIVABLE:

In 2009, we loaned $9,700 to an unrelated investment company. The note is unsecured, principal and interest at 24% is due on demand.  In 2010, we determined the note was uncollectible and provided an allowance of $9,700.

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2010	2009

Land	$149,636	$80,000
Building and improvements	968,259	432,082
Machinery and equipment	284,951	23,046
Office Furniture and equipment	51,381	51,381
	1,454,227	586,509
Less: accumulated depreciation	187,293	167,353
	1,266,934	419,156

Construction in progress	64,039	47,381

Property and equipment, net	$1,330,973	$466,537

In September 2010, we acquired land and building at a cost of $475,000 for a pulse drying facility.  Included in machinery and equipment is approximately $250,000 of pulse dryer equipment to be installed in the facility.  Construction in progress to renovate the building and install the pulse dryer was $64,039 as of December 31, 2010.

(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(a) DEMAND AND CERTIFICATE OF DEPOSITS––We have demand and certificate of deposits in financial institutions that are insured up to the Federal Deposit Insurance Corporation limits. The demand and certificate deposit bank balances were $107,474 and $342,315 at December 31, 2010 and 2009, respectively. We have no policy of requiring collateral or other security to support its deposits.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(5) CONCENTRATIONS OF CREDIT RISK:  (CONTINUED)

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and the Hungary. Three customers accounted for 73% of the accounts receivable balance at December 31, 2010. Three customers accounted for 83% of the accounts receivable balance at December 31, 2009. We have no policy requiring collateral or other security to support its accounts receivable.

(6) MAJOR CUSTOMERS AND SUPPLIERS:

In 2010, three major customers accounted for 38% of total sales.  In 2009, three major customers accounted for 51% of total sales.

Substantially all inventory purchases were from four vendors in 2010 and three vendors in 2009.

We have only one source for certain manufacturing inventory. However, we have manufactured these products in the past and could do so again, if necessary. There are multiple sources for our other inventory products.

(7) LONG-TERM DEBT:

We have a mortgage note payable in the amount of $440,000, collateralized by land and a building we acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until January 2, 2011, (ii) monthly installments of principal and accrued interest in the amount of $2,995 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2011	$12,606
2012	13,301
2013	14,034
2014	14,807
2015	385,252
Thereafter	-
$440,000

(8) PREFERRED STOCK:

In 2004, we amended our Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock,

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(8) PREFERRED STOCK:  (CONTINUED)

with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004, we issued one share of the Series A Preferred Stock to its majority common shareholder in exchange for 1,029,412 shares of Common Stock held by the majority common shareholder, which were surrendered to the Company and cancelled.

(9) TREASURY STOCK:

In 2009, we reacquired 162,780 shares of our previously outstanding Common Stock for $9,228. Treasury stock is recorded at acquisition cost. We sold the 162,780 shares of treasury stock for $7,751 during 2010.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS:

Current accounting standards require disclosure of fair value to the extent practicable for financial instruments, which are recognized or unrecognized in the consolidated balance sheet. The fair value of all financial instruments approximates carrying value due to the short-term maturity of the instruments. The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

(11) INCOME TAXES:

Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of net operating loss carryforwards, stock compensation expense not deducted for tax purposes until trading restrictions are removed and declared as compensation by the recipient, and accelerated depreciation methods for income tax purposes.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(11) INCOME TAXES:  (CONTINUED)

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a deferred tax asset of approximately $324,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  We have determined it is more likely than not that we will realize its temporary deductible differences and at least some of its net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred losses for four of the prior six years, we have also recognized taxable income for the last four of six years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of its tax loss carryforwards before they expire.  At December 31, 2010, we would need to generate approximately $900,000 of taxable income to fully utilize our $225,000 deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior six years, the trend of increased sales from 2006 through 2010 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB during 2010 and 2009, which is expected to continue into 2011 and future years.  We also expect the interest in THPB to increase the interest and sales of our other products.

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

We have available at December 31, 2010, unused net operating loss carryforwards totaling approximately $840,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
Year Ending December 31,	Amount

2017	$206,000
2020	280,000
2021	71,000
2024	66,000
2028	7,000
2030	210,000
Total	$840,000

For 2010, we recorded a $25,000 provision for income taxes and increased our deferred tax valuation allowance by $17,000, to reflect the expiration of the unused net operating loss that expired in 2010 and our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage increased to 31% from 25%. We realized a income tax benefit for 2010, which was offset by our increase in our valuation allowance.

For 2009, we reduced the valuation allowance percentage of our deferred tax asset to 25% from 47% equal to effect of the amount used and expired of $325,000 of net operating losses in 2009, which resulted in no net income tax expense or benefit based on our assessment of our current and expected future profitability.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that our estimated deferred tax asset will change in the near term and be material to the financial statements.

The components of the provision for income taxes are as follows for the years ended December 31:

	2010	2009

Current income tax benefit	$2,000	$21,000
Tax benefit (expense) of temporary differences	34,000	(45,000)
Tax benefit of operating loss carryforwards	-	18,000
Expiration of net operating loss carryforward	(44,000)	(92,000)
Decrease (increase) in valuation allowance	(17,000)	98,000
Total net tax benefit (expense)	$(25,000)	$-

Significant components of the Company’s deferred Federal income taxes were as follows:

	2010	2009
Deferred tax assets
Net operating loss carryforwards	$236,000	$230,000
Stock-based compensation expense	86,000	100,000
Depreciation and amortization expense	2,000	2,000
Total deferred tax assets	324,000	332,000
Less valuation allowance	(99,000)	(82,000)
Deferred tax assets, net of valuation	225,000	250,000
Deferred tax liabilities	-	-
Net tax assets	$225,000	$250,000

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(11) INCOME TAXES:  (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% for 2010 and 2009, is summarized as follows:

	2010	2009

Tax benefit at Federal statutory rate	$1,500	$21,000
Effect of State taxes	500	4,000
Use of net operating loss	-	21,000
Expiration of net operating loss	(44,000)	(92,000)
Valuation allowance - net operating loss	(17,000)	98,000
Change in expected income tax rate	-	(8,000)
Stock-based compensation	34,000	(44,000)
Total tax benefit (provision)	$(25,000)	$-

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007, except for net operating loss carryforwards from periods prior to 2007.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

(12) EMPLOYEE BENEFIT PLAN:

We adopted a 401(k) plan in 2009. The plan is available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2010 and 2009, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $4,239 and $1,654 for 2010 and 2009, respectively.

(13) SUBSEQUENT EVENT

In February 2011, we received approval from a local credit union for a $325,000 equipment loan to complete the installation of our pulse dryer and renovations of our facility.  We closed on the loan on March 18, 2011.  The terms of the loan require monthly payments of approximately $2,831, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  We also received approval regarding, and closed on, a $100,000 line of credit from a local credit union, with interest accruing on outstanding balances at the higher of prime plus 2% or 6.5%.  Both loans are collateralized by substantially all of the Company’s assets and guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   When our High Springs property is sold, the $325,000 equipment loan becomes due in full.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance With Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers:  The ages of individuals are provided as of March 25, 2011:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	65	Director, CEO, Chairman	1990
Jeffrey L. Tate, Ph.D.	53	Director, Executive Vice President	2010
George L. Fails	66	Director, Operations Manager	2001

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

Dr. Jeffrey L. Tate has served as Executive Vice President and Director of the Company since Agust 2010.  Dr. Tate has been President and Chief Operating Officer of NanoSonic Products, Inc., a wholly-owned subsidiary of the Company responsible for the Company’s product Aquaplex®, since February 2010.  Since July 2010, Dr. Tate has served as Secretary and Treasurer of two of the Company’s other wholly-owned subsidiaries, Ferrazo Environmental Technologies, Inc. and Sphingo Biotech, Inc.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using spray drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with NanoSonic Products, Inc. and his experience with spray drying technology.

George L. Fails has been Operations Manager and a Director of the Company since 2001.  He has served as President of CTD, Inc., a wholly-owned subsidiary of the Company, since 2009 and Operations Manager of CTD, Inc. since 2000. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator officer with the U.S. Marshall’s service. From 1965 until his retirement in 1986, Mr. Fails served with the U.S. Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his B.A. from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal Police Academy in Little Rock, Arkansas.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2010 the most recent fiscal year or prior fiscal years, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except for the following: (i) three Form 4s reporting four transactions for Mr. Strattan which Form 4s have been filed.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2007, 2008 and 2009 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers during 2009 and the compensation paid to our non-employee director.

SUMMARY COMPENSATION TABLE
					Long-term Compensation
	Annual Compensation				Awards			Payouts
Name & Principal	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Awards ($)		Securities underlying Options/SARs (#)	LTIP Year Payouts ($)	All Other Compensation ($) (7)

C.E. Rick Strattan	2010	66,480	-	-	66,000	(1)	-	-	-
President, CEO and	2009	117,000	-	-	75,000	(4)	-	-	940
Chairman

Jeffery L Tate	2010	110,000	-	-	10,000	(2)	-	-	-
Executive V.P.

George L. Fails	2010	42,000	-	-	3,500	(3)	-	-	1,200
Operations	2009	39,000	-	-	7,232	(5)	-	-	200
Manager

(1) Reflects award of 1,650,000 shares, which were awarded as a discretionary bonus to Mr. Strattan.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2) Reflects award of 250,000 shares, which were awarded as a discretionary bonus to Mr. Tate.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(3) Reflects award of 8,750 shares, which were awarded as a discretionary bonus to Mr. Fails.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(4) Reflects award of 2,371,651 shares, which were awarded pursuant to the terms of Mr. Strattan’s employment agreement, as described below.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(5) Reflects award of 189,732 shares, which were awarded pursuant to the terms of Mr. Fails’ employment agreement, as described below.  All of the shares were fully vested upon issuance.  The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(6)  The Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $940 and $200 to Mr. Strattan and Mr. Fails, respectively, in 2009.

Employment Agreements

On October 14, 2003, we entered into a one-year Employment Agreement with C.E. Rick Strattan, the Company’s president, with an annual salary of $36,000 and an award of monthly common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. For the period January 1, 2007 through June 30, 2007, the number of shares was computed using $6,500 per month. For the period July 1, 2007, though December 31, 2007, the number of shares was computed using $11,500 per month. We have agreed to register Mr. Strattan’s shares awarded pursuant to his employment contract. This contract was extended through December 31, 2008, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month. This contract was extended through December 31, 2009, at a base annual salary of $84,000 and a number of shares computed using $12,500 per month, through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $12,500 per month with no stock compensation. This contract was extended through December 31, 2010, and subsequently modified to include a base annual salary of $66,000 and the monthly stock compensation was eliminated. This contract was extended through December 31, 2011, to include a base annual salary of $108,000, of which the payment of $3,500 per month will be deferred and paid at the end of 2011.  There is no stock compensation included in the employment agreement for 2011.

Effective February 15, 2010, we entered into a two-year Employment Agreement with Jeffrey L. Tate, Ph.D. to serve as president and chief operating officer of our wholly owned subsidiary NanoSonic Products, Inc., with an annual salary of $120,000.

Effective January 1, 2004, we entered into a one-year Employment Agreement with George L. Fails to serve as Operations Manager, with a monthly salary of  $1,900 monthly and an award of monthly common shares of the Company. The number of shares awarded monthly is variable based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. No shares were awarded in 2006. This contract was extended through December 31, 2008, at a base annual salary of $36,000 and a number of shares computed using $1,000 per month through June 30, 2009. Effective July 1, 2009, the base annual salary was increased to $3,500 per month with no stock compensation. This contract was extended through December 31, 2010, at a base annual salary of $42,000 and did not include additional stock compensation.  This contract was not extended at December 31, 2010.  Mr. Fails remains employed at a base annual salary of $42,000.

Compensation of Directors

None of our directors receives any compensation for serving as such. During the fiscal year ended December 31, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock and Series A Preferred Stock of the Company on March 25, 2011, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 25, 2011 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 35,515,295 shares of Common Stock and one share of Series A Preferred Stock outstanding as of March 25, 2011.

Names and Address of Individual or Identity of Group	Class of Stock	Amount and Nature of Beneficial Ownership	Approximate % of Class

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Common Stock	19,085,650	54.67%

Jeffrey L. Tate 6709 N.W. County Road 235 Alachua, FL 32615	Common Stock	250,000	*

George L. Fails 2420 N.W. 142 Avenue Gainesville, FL 32609	Common Stock	1,434,249	4.04%

All Officers and Directors as a group	Common Stock	21,099,899	59.41%

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Series A Preferred Stock	1	100%
___________
*           Less than 1%.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)
Equity compensation plans not approved by security holders (1)	*********** See Note to Table (below) ************

Equity compensation plans approved by security holders (2)	None	Not Applicable	Not Applicable

Total:

Note to Equity Compensation Plan Table:

The Company has had employment agreements with Mr. Strattan and Mr. Fails in the past that required the Company to compensate both employees with a variable number of shares of Common Stock of the Company per month based on a fixed amount divided by eighty percent of the closing value of the Company’s shares on the last day of the month in which the shares are awarded. In 2009, a total of 2,371,651 shares and 189,733 shares were issued to Mr. Strattan and Mr. Fails, respectively, pursuant to their employment agreements. As of 2010 the employment agreements will no longer include stock compensation.    In 2010, a total of 1,650,000 shares, 250,000 shares and 87,500 shares were issued to Mr. Strattan, Mr. Tate and Mr. Fails, respectively as one-time bonuses.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the employment agreements, we did not engage in any transactions with related parties since January 1, 2010.  For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

Director Independence

We have no independent members of our Board of Directors or an independent audit committee.

Our Board of Directors is comprised of three individuals, who are employed by the Company.  Accordingly, none of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our Board of Directors may also make decisions of our Board of Directors more prone to legal claims or shareholder criticism than if made by a Board of Directors with independent board members.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant, Baumann, Raymondo & Company, P.A. for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $42,500.

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

PART IV

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

3.4
Certificate of Amendment to the Articles of Incorporation filed May 10, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

3.5
Certificate of Amendment to the Articles of Incorporation filed September 27, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

10.1	Employment Agreement of C.E. Rick Strattan dated January 1, 2008 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).†
10.2	Employment Agreement of C.E. Rick Strattan dated July 1, 2009 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).†
10.3	Employment Agreement of George L. Fails dated January 1, 2008 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).†
10.4	Employment Agreement of George L. Fails dated July 1, 2009 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).†
10.5
Employment Agreement dated as of February 15, 2010 between NanoSonic Products, Inc. and Jeffrey L. Tate, Ph.D. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2010).†

10.6
Employment Agreement of Louis S. Weltman dated July 1, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 19, 2010). †

10.7
Commercial Contract dated August 12, 2010 by and between NanoSonic Products, Inc. and Damon and Danielle Stone (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2010).

10.8
Mortgage Note dated September 15, 2010 made by NanoSonic Products, Inc. and CTD Holdings, Inc. in favor of Damon and Danielle Stone (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2010).

10.9
Mortgage Deed dated September 15, 2010 made by NanoSonic Products, Inc. in favor of Damon and Danielle Stone (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2010).

10.11
Commercial Loan Agreement dated March 22, 2011 by and between CTD Holdings, Inc. and SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.12
Promissory Note dated March 22, 2011 in the principal amount of $325,000 made by CTD Holdings, Inc. in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.13
Security Agreement dated March 22, 2011 by and between CTD Holdings, Inc. and SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.14
Mortgage dated March 22, 2011 made by CTD Holdings, Inc. in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.15
Assignment of Leases and Rents dated March 22, 2011 made by CTD Holdings, Inc. in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.16
Guaranty dated March 22, 2011 made by C.E. Rick Strattan in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.17
Commercial Loan Agreement dated March 22, 2011 by and between CTD Holdings, Inc. and SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.18
Promissory Note dated March 22, 2011 in the principal amount of $100,000 made by CTD Holdings, Inc. in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.19
Security Agreement dated March 22, 2011 by and between CTD Holdings, Inc. and SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.20
Guaranty dated March 22, 2011 made by C.E. Rick Strattan in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

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
Date: March 30, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN,
Chief Executive Officer; Director
(principal executive, financial and accounting officer)
Date: March 30, 2011

By:	/s/ George L. Fails
GEORGE L. FAILS
Director
Date: March 30, 2011

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE
Director
Date: March 30, 2011