Form 10-Q
period 2011-03-31
CTD HOLDINGS INC
filed 2011-05-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 10, 2011, the Company had outstanding 35,515,295 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$349,114	$106,753
Accounts receivable, net	110,595	78,962
Inventory	164,961	175,364
Other current assets	733	5,132
Total current assets	625,403	366,211

PROPERTY AND EQUIPMENT, NET	1,393,400	1,330,973

OTHER ASSETS
Intangibles, net of accumulated amortization of $7,575 and $7,000, respectively	18,429	9,500
Deferred tax asset	225,000	225,000
Total other assets	243,429	234,500

TOTAL ASSETS	$2,262,232	$1,931,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$108,556	$90,015
Current portion of long-term debt	25,862	12,606
Total current liabilities	134,418	102,621

LONG-TERM LIABILITIES
Long-term debt, less current portion	735,011	426,369

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 35,415,322 and 35,408,822 shares issued and outstanding, respectively	3,542	3,540
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,712,536	3,712,208
Accumulated deficit	(2,323,275)	(2,313,054)
Total stockholders' equity	1,392,803	1,402,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,262,232	$1,931,684

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

REVENUES
Product sales	$254,366	$169,524

EXPENSES
Personnel	81,623	83,298
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	46,691	24,985
Consulting stock expense	240	66,000
Professional fees	104,540	65,716
Office and other	17,804	19,130
Amortization and depreciation	5,802	5,274
Freight and shipping	2,093	4,824
	258,793	269,227

OPERATING LOSS	(4,427)	(99,703)

OTHER INCOME (EXPENSES)
Investment and other income	91	8,182
Interest expense	(5,885)	-
	(5,794)	8,182

NET LOSS BEFORE INCOME TAXES	(10,221)	(91,521)

Income taxes	-	-

NET LOSS	$(10,221)	$(91,521)

NET LOSS PER COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,412,405	33,344,745

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,221)	$(91,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,802	5,274
Loss on disposal of equipment	13	-
Stock compensation to employees	-	15,223
Stock compensation to consultant	240	66,000
Increase or decrease in:
Accounts receivable	(31,633)	(33,925)
Inventory	10,403	3,971
Other current assets	4,399	(2,500)
Accounts payable and accrued expenses	18,541	37,605
Total adjustments	7,765	91,648

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,456)	127

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(67,577)	(86,077)
Loan to shareholder	-	(1,001)
Increase in intangible assets	(9,504)	-

NET CASH USED IN INVESTING ACTIVITIES	(77,081)	(87,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	325,000	-
Principal payments on notes payable	(3,102)	-

NET CASH PROVIDED BY FINANCING ACTIVITES	321,898	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242,361	(86,951)

CASH AND CASH EQUIVALENTS, beginning of period	106,753	338,872

CASH AND CASH EQUIVALENTS, end of period	$349,114	$251,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,885	$-

Cash paid for income taxes	$-	$-

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The information presented herein as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited.

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

Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(2) PROPERTY AND EQUIPMENT

In September 2010, the Company acquired land and building, suited to the pulse drying facility the Company is constructing.  The new land and building cost approximately $475,000 and were partially financed by a $440,000 mortgage.  Included in property and equipment cost is approximately $308,000 of equipment and other costs related to the building renovation and pulse dryer construction, which is in progress at March 31, 2011.

(3) LONG-TERM DEBT

The Company has a mortgage note payable in the amount of $440,000, collateralized by land and two buildings located in Alachua, Florida that the Company acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until January 2, 2011, (ii) monthly installments of principal and accrued interest in the amount of $2,996 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015.

In March 2011, the Company obtained a $325,000 equipment loan to complete the installation of the pulse dryer and building renovations.  The terms of the loan require monthly payments of approximately $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  The loan is collateralized by substantially all of the Company’s assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   When the High Springs property is sold, the $325,000 equipment loan becomes due in full.    The loan is also subject to an annual minimum debt service coverage ratio of 1.25.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2011	$25,862
2012	27,217
2013	28,882
2014	30,650
2015	398,028
Thereafter	250,234
$760,873

In March 2011, the Company also obtained a $100,000 line of credit, due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all of the Company’s assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   There was no outstanding balance due at March 31, 2011.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(4) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2011. The Company increased the valuation allowance of its deferred tax asset by approximately $4,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported a net loss for the three months ended March 31, 2010. The Company increased the valuation allowance of its deferred tax asset by approximately $2,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

(5) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock awarded under employment and other agreements (see Note 7), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(6) CONCENTRATIONS:

Sales to three major customers accounted for 57% of total sales for the three months ended March 31, 2011. Sales to three major customers accounted for 44% of total sales for the three months ended March 31, 2010.

Substantially all 2011 and 2010 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

(7) COMMITMENTS AND CONTINGENCIES:

For 2011, the Company has employment agreements with three officers for total monthly salaries of $22,750.

For the three months ended March 31, 2011, two subcontractors earned 6,500 shares of common stock for services rendered to the Company, but such shares have not yet been issued.  The Company capitalized $90 and expensed $240 for these stock awards.

For 2010, we had employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2010 to January 31, 2010, Mr. Strattan’s monthly salary was $12,500.  From January 31, 2010 to September 30, 2010, Mr. Strattan’s monthly salary was $7,000 in cash and $5,500 in shares based on the formula below.  Mr. Fail’s monthly salary for 2010 was $3,500. The number of shares due Mr. Strattan each month was equal to $5,500 divided by eighty percent of the closing price of the Company’s Common Stock on that last day of each month. We recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. On October 1, 2010, Mr. Strattan’s employment agreement was modified retroactively to January 1, 2010 and the stock compensation provision was eliminated.  In December 2010, we awarded 1,987,500 shares of Company stock bonuses to Mr. Strattan, Mr. Fails and Mr. Tate and recorded an expense of $93,988.  The stock is subject to trading restrictions under Rule 144.  For the three month period ended March 31, 2010, the Company recognized an expense of $15,223 for the stock computed under these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990.  Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies.  We acquire our products principally from outside the United States, largely from Hangzhou Chemical Company in Japan and Cyclodextrin Research & Development Laboratory in Hungary, but are gradually finding satisfactory supply sources in the United States.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the physical chemical properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us are unpredictable.  We also have four large customers (each who historically has purchased regularly from us and, depending upon the year, may have accounted for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, one of our customers used one of our products to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer's.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body's cells.  The patients’ treatment with our Trappsol® Cyclo™ proved to provide an ameliorative benefit.  Our customer received an orphan drug designation from the FDA for our product and its use in this treatment in 2010.  We believe this designation has increased the interest in the benefits of CDs and will positively affect our future sales.

Liquidity and Capital Resources

Our cash and short-term investments increased to $349,000 as of March 31, 2011, compared to $107,000 as of December 31, 2010. The increase for the three months ended March 31, 2011, was due to debt financing of $325,000 less capital additions of $68,000 for building improvements and equipment for our pulse drying facility. As of March 31, 2011, our working capital was $491,000 compared to $264,000 at December 31, 2010. Our cash flows from operations for the first three months of 2011 was ($2,000) compared to $100 for the same period in 2010. This decrease was due primarily to an increase in professional fees from 2010 to 2011.

We believe our current working capital is sufficient to fund our operations at current levels. We received $325,000 in debt financing in March 2011 to complete our pulse drying facility.  We also have available a $100,000 line of credit facility.  We believe our current cash flow is sufficient to service this new debt until the facility is operational, which is expected to occur by the end of 2011.  We expect once our new facility is operating, it will provide additional sales and cash flow in excess of current levels.  Current working capital is sufficient to maintain historical product processing, but we will require additional working capital to increase the volume and size of future product processing.

Our current inventory levels, sufficient for one year of sales of THPB, which represented 75% of our sales for 2010, may need to be increased.  We increased our inventory of THPB two years ago based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  We may need to add additional inventory in order to meet increased opportunities to fill any new large orders received. If these large orders do not materialize, we can sell this product in the normal course of business.

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

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.  We capitalized $511,000 in equipment and improvements for the new building through March 31, 2011, paid for with existing cash balances.  We expect to spend an additional $350,000 to renovate the building to house the pulse dryer and to meet c-GMP standards, which will be funded primarily by $325,000 in debt financing obtained in March 2011.  Our future plans to meet FDA rules for parental products will require additional funding.  The Alachua property also allows for future expansion.  Our High Springs property is currently listed for sale at $600,000. We expect to move our corporate headquarters to our new property when we sell our High Springs property.

To implement our strategic plan to manufacture significantly larger quantities of our Aquaplex® products using our pulse dryer, we created a wholly-owned subsidiary, NanoSonic Products, Inc. (NSP).  We hired Dr. Jeffrey Tate to be the President and CEO of NSP.  Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.

We have no off-balance sheet arrangements at March 31, 2011.

Results of Operations

For the three months ended March 31, 2011, our sales consisted of 87% Trappsol® products and 13% Aquaplex® products.  During the three months ended March 31, 2010, our sales consisted of 76% Trappsol® products and 24% Aquaplex® products.  We have experienced continued growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended March 31, 2011 increased 49% to $254,000 compared to $170,000 for the same period in 2010. The increase in sales from 2010 to 2011 is due primarily to one customer’s multiple orders for multiple Aquaplex®  products and increased sales of Trappsol® HPB for the three months ended March 31, 2011.  Our increase in sales was due in part to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol HPB® to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's).

Our change in product mix for the three months ended March 31, 2011 and 2010 follows:

Trappsol® HPB
Our sales of Trappsol® HPB increased 129% to $139,000 from $61,000 for the three months ended March 31, 2011 and 2010, respectively.  We have experienced growing interest in this product and expect this trend of increasing sales to continue in 2011.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ decreased 72% to $19,000 from $66,000 for the three months ended March 31, 2011 and 2010, respectively.  This product is designated as an orphan drug, the population of patients is small and we expect our future sales to be volatile and unpredictable.

Trappsol® other products
Our sales of other Trappsol® decreased 6% to $21,000 from $22,000 for the three months ended March 31, 2011 and 2010, respectively.  We expect our volume of 2011 sales of these products to be consistent with 2010 levels.

Aquaplex®
Our sales of Aquaplex® increased 299% to $65,000 for the three months ended March 31, 2011 compared to $16,000 for the three months ended March 31, 2010.  This increase is not considered a trend, but is representative of the purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2011, we had three large customers accounting for 57% of our sales; the largest accounted for 26% of sales. During the three months ended March 31, 2010, we had three major customers account for 44% of our sales; the largest accounted for 28% of sales.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date sales and operating results.  We have not experienced significant price resistance for our products and we remain positive that our customers’ market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2011 increased 87% to $47,000 from $25,000 for the same period in 2010. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 18% for the three months ended March 31, 2011 compared to 15% for the three months ended March 31, 2010.  This increase results from the increase in the number of customers purchasing Trappsol® HPB and the increase in the size of our average Trappsol® HPB sale.  Our usual smaller sales of Trappsol® HPB occur more frequently throughout the year compared to our extraordinary large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly sales and operating results.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  Our currency exchange expense was $0 for the three months ended March 31, 2011 and 2010, respectively, as we did not make purchases from foreign suppliers during these three month periods.

Personnel expenses decreased 2% to $82,000 for the three months ended March 31, 2011from $83,000 for the three months ended March 31, 2010.  We perform much of our building renovations using our employees and we capitalize our personnel costs directly related to these improvements.  Once our pulse dryer facility is operational, we expect personnel expenses to increase.  We did not award or expense any employee stock compensation for the three months ended March 31, 2011 compared to $15,223 expensed for the three months ended March 31, 2010.  Our total gross payroll increased from the three months ended March 31, 2010 to the three months ended March 31, 2011 due to additional employees renovating our facility.

Consulting stock expense decreased approximately 100% to $240 for the three months ended March 31, 2011 from $66,000 for the three months ended March 31, 2010. In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock.  We issued 6,500 shares of stock to two subcontractors during the three months ended March 31, 2011.  We plan to reduce our use of stock compensation in 2011 compared to 2010.

Professional fees increased 59% to $105,000 for the three months ended March 31, 2011, compared to $66,000 for the three months ended March 31, 2010. This increase is due to one time increases in our auditing, accounting and legal expenses related to our SEC reporting obligation.  We expect our professional fees to remain at 2010 levels for the remainder of 2011.

Office and other expenses decreased 7% to $18,000 for the three months ended March 31,2011 compared to $19,000 for the three months ended March 31, 2010.  Once our pulse drying facility is operational, we expect office expenses to increase.

Amortization and depreciation increased 10% to $6,000 for the three months ended March 31, 2011, compared to $5,000 for the three months ended March 31, 2010. We expect depreciation to increase in future periods as the result of additions from our new pulse drying facility and related equipment, office renovations, and building  improvements.

Freight and shipping decreased 57% to $2,000 for the three months ended March 31, 2011 compared to $5,000 for the three months ended March 31, 2010. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Investment and other income decreased 99% to $90 for the three months ended March 31, 2011, from $8,000 for the three months ended March 31, 2010. This decrease was due primarily to the reduction in our cash balances as the result of purchasing the pulse dryer and facility renovations.

We realized a net tax loss for the three months ended March 31, 2011, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $4,000.

We also realized a net tax loss for the three months ended March 31, 2010, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $2,000.

We recognized a net loss of ($10,000) and ($92,000) for the three months ended March 31, 2011 and 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2010.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do no undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: May 13, 2011	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer (principal executive, financial and accounting officer)