Form 10-Q
period 2011-06-30
CTD HOLDINGS INC
filed 2011-08-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2011.

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

Registrant's telephone number, including area code: 386-454-8135

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
☒ Yes ☐ No

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

As of August 11, 2011, the Company had outstanding 35,515,295 shares of its common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,904	$106,753
Accounts receivable, net	209,618	78,962
Inventory	99,863	175,364
Other current assets	820	5,132
Total current assets	452,205	366,211

PROPERTY AND EQUIPMENT, NET	1,691,257	1,330,973

OTHER ASSETS
Intangibles, net of accumulated amortization of $9,084 and $7,000, respectively	16,920	9,500
Deferred tax asset	225,000	225,000
Total other assets	241,920	234,500

TOTAL ASSETS	$2,385,382	$1,931,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$200,888	$90,015
Current portion of long-term debt	25,862	12,606
Total current liabilities	226,750	102,621

LONG-TERM LIABILITIES
Long-term debt, less current portion	728,633	426,369

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 35,511,966 and 35,408,822 shares issued and outstanding, respectively	3,552	3,540
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,714,344	3,712,208
Accumulated deficit	(2,287,897)	(2,313,054)
Total stockholders' equity	1,429,999	1,402,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,385,382	$1,931,684

See accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES
Product sales	$369,348	$154,644	$623,714	$324,168
Consulting income	-	-	-	7,280
	369,348	154,644	623,714	331,448

EXPENSES
Personnel	75,384	95,299	157,007	178,597
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	177,541	16,292	224,232	41,277
Consulting stock expense	1,818	-	2,058	66,000
Professional fees	45,834	9,341	150,374	75,057
Office and other	18,197	99	36,001	19,229
Amortization and depreciation	6,685	5,048	12,487	10,322
Freight and shipping	3,130	3,086	5,223	7,910
	328,589	129,165	587,382	398,392

OPERATING INCOME (LOSS)	40,759	25,479	36,332	(66,944)

OTHER INCOME (EXPENSE)
Investment and other income	1,666	238	1,757	1,140
Interest expense	(7,047)	-	(12,932)	-
Total other income (expense)	(5,381)	238	(11,175)	1140

NET INCOME (LOSS) BEFORE INCOME TAXES	35,378	25,717	25,157	(65,804)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$35,378	$25,717	$25,157	$(65,804)

NET INCOME (LOSS) PER COMMON SHARE	$.00	$.00	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	35,456,796	33,549,778	35,434,601	33,447,261

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,157	$(65,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,487	10,322
Loss on disposal of equipment	13	-
Stock compensation to consultant	2,058	66,000
Stock compensation to employees	-	38,646
Increase or decrease in:
Accounts receivable	(130,656)	(1,478)
Inventory	75,501	10,473
Other current assets	4,312	(1,999)
Accounts payable and accrued expenses	54,473	37,503
Total adjustments	18,188	159,467

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,345	93,663

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(314,210)	(301,506)
Increase in intangible assets	(9,504)	-

NET CASH USED IN INVESTING ACTIVITIES	(323,714)	(301,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	325,000	-
Principal payments on notes payable	(9,480)	-
Payments received on stockholder loan	-	469

NET CASH PROVIDED BY FINANCING ACTIVITIES	315,520	469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,151	(207,374)

CASH AND CASH EQUIVALENTS, beginning of period	106,753	338,872

CASH AND CASH EQUIVALENTS, end of period	$141,904	$131,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,992	$-

Common stock awards capitalized	$90	$-

Cash paid for income taxes	$-	$-

See Accompanying Notes to Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The information presented herein as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 is unaudited.

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

Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(2) PROPERTY AND EQUIPMENT

In September 2010, the Company acquired land and building, suited to the pulse drying facility the Company is constructing.  The new land and building cost approximately $475,000 and were partially financed by a $440,000 mortgage.  Included in property and equipment cost is approximately $697,000, including capitalized interest of approximately $4,000, of equipment and other costs related to the building renovation and pulse dryer construction, which is in progress at June 30, 2011.

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

In March 2011, the Company obtained a $325,000 equipment loan to complete the installation of the pulse dryer and building renovations.  The terms of the loan require monthly payments of approximately $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  The loan is collateralized by substantially all of the Company’s assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   When the High Springs property is sold, the $325,000 equipment loan becomes due in full.    The loan is also subject to an annual minimum debt service coverage ratio of 1.25 to 1.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2011	$25,862
2012	27,217
2013	28,882
2014	30,650
2015	398,028
Thereafter	243,856
$754,495

In March 2011, the Company also obtained a $100,000 line of credit, due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all of the Company’s assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   There was no outstanding balance due at June 30, 2011.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

(4) INCOME TAXES:

The Company reported net income for the six months ended June 30, 2011 and for the three months ended June 30, 2011. The Company decreased the valuation allowance of its deferred tax asset by approximately $8,000, and did not record a decrease in its net deferred tax asset or record an income tax expense based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported a net loss for the six months ended June 30, 2010, but reported net income for the three months ended June 30, 2010. The Company decreased the valuation allowance of its deferred tax asset by approximately $2,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

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

(6) CONCENTRATIONS:

Sales to one major customer accounted for 37% of total sales for the six months ended June 30, 2011. Sales to three major customers accounted for 41% of total sales for the six months ended June 30, 2010.

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

For the six months ended June 30, 2011, two subcontractors earned 103,144 shares of common stock for services rendered to the Company, but such shares have not yet been issued.  The Company capitalized $90 and expensed $2,058 for these stock awards.

For 2010, the Company had employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. For the period February 1, 2010 through December 31, 2010, one officer, Mr. Strattan, earned shares of common stock each month.  The number of shares earned is equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month.  The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares earned for that month.  The stock will be subject to trading restrictions under Rule 144. For the three and six month periods ended June 30, 2010, Mr. Strattan earned 227,487 and 374,809 shares under his employment agreement, and the Company recognized an expense of $23,423 and $38,646 with regard to such stock.

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

Liquidity and Capital Resources

Our cash and short-term investments increased to $142,000 as of June 30, 2011, compared to $107,000 as of December 31, 2010, but decreased $207,000 since March 31, 2011. The increase for the six months ended June 30, 2011, was primarily due to debt financing of $325,000 less capital additions of $314,000 for building improvements and equipment for our pulse drying facility. As of June 30, 2011, our working capital was $225,000 compared to $264,000 at December 31, 2010. Our cash flows from operations for the first six months of 2011 was $43,000 compared to $94,000 for the same period in 2010. This decrease in cash flows from operations was due primarily to an increase in accounts receivable in 2011 from 2010.

Current working capital is sufficient to maintain historical product sales volume, but we will require additional working capital for the increased sales volume and size resulting from our future product processing.  We received $325,000 in debt financing in March 2011 to complete our pulse drying facility.  We also have available a $100,000 line of credit facility.  We believe our current cash flow is sufficient to service this new debt until the facility is operational, which is expected to occur by the end of 2011.  We expect once our new facility is operating, it will provide additional sales and cash flow in excess of current levels.

Our current inventory levels, sufficient for six months of sales of THPB, which represented 75% of our sales for 2010, may need to be increased.  We increased our inventory of THPB two years ago based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  We may need to add additional inventory in order to meet increased opportunities to fill any new large orders received. If these large orders do not materialize, we can sell this product in the normal course of business.

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

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.  We capitalized $511,000 in equipment and improvements for the new building through June 30, 2011, paid for with existing cash balances.  We expect to spend an additional $75,000 to renovate the building to house the pulse dryer and to meet c-GMP standards, which will be paid primarily from remaining proceeds of the $325,000 in debt financing obtained in March 2011.  We have begun to install solar power equipment on the rooftop of our pulse drying building and we expect to generate 35 kilowatts per hours of effective sunlight.  We intend to sell electricity generated in excess of our needs, if any, to our local utility at prevailing rates.  The cost of the solar equipment and installation is $200,000.  We are applying for Federal and other grants that could rebate up to $100,000 of the cost.  Our future plans to meet FDA rules for parenteral products will require additional funding.  The Alachua property also allows for future expansion.  Our High Springs property is currently listed for sale at $600,000. We expect to move our corporate headquarters to our new property when we sell our High Springs property.

To implement our strategic plan to manufacture significantly larger quantities of our Aquaplex® products using our pulse dryer, we created a wholly-owned subsidiary, NanoSonic Products, Inc. (NSP).  Dr. Jeffrey Tate was hired in January 2010 as the President and CEO of NSP.  Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.

We have no off-balance sheet arrangements at June 30, 2011.

Results of Operations - Three and Six Months Ended June 30, 2011 Compared to 2010

For the three months ended June 30, 2011, our sales consisted of 90% Trappsol® products and 10% Aquaplex® products.  During the three months ended June 30, 2010, our sales consisted of 86% Trappsol® products and 14% Aquaplex® products. For the six months ended June 30, 2011, our sales consisted of 87% Trappsol® products and 13% Aquaplex® products.  During the six months ended June 30, 2010, our sales consisted of 88% Trappsol® products and 12% Aquaplex® products.  We have experienced continued sales growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended June 30, 2011 increased 139% to $369,000 compared to $155,000 for the same period in 2010. Total product sales for the six month period ended June 30, 2011 increased 92% to $624,000 compared to $331,000 for the same period in 2010. The increase in sales in 2011 from 2010 is due primarily to one customer’s multiple orders for Trappsol® TRMB products and continued increase in sales of Trappsol® HPB for the six months ended June 30, 2011.  Our increase in sales was due in part to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol HPB® to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's).

Our change in product mix for the three and six months ended June 30, 2011 and 2010 follows:

Trappsol® HPB
Our sales of Trappsol® HPB increased 95% to $195,000 from $100,000 for the three months ended June 30, 2011 and 2010, Our sales of Trappsol® HPB increased 58% to $359,000 from $227,000 for the six months ended June 30, 2011 and 2010, respectively.  We have experienced growing interest in this product and expect this trend of increasing sales to continue in 2011.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased significantly to $83,000 from $8,000 for the three months ended June 30, 2011 and 2010, respectively.  Our sales of Trappsol® Cyclo™ increased 37% to $102,000 from $75,000 for the six months ended June 30, 2011 and 2010, respectively.  This product is designated as an orphan drug, the population of patients is small and we expect our future sales to be volatile and unpredictable.

Trappsol® other products
Our sales of other Trappsol® increased significantly to $160,000 from $30,000 for the three months ended June 30, 2011 and 2010, respectively.  Our sales of other Trappsol® increased 250% to $181,000 from $52,000 for the six months ended June 30, 2011 and 2010, respectively.  This was due to sales to one customer of $164,000 during the three months ended June 30, 2011, which we do not expect will be a trend.  We expect our volume of 2011 sales of these products to be consistent with 2010 levels.

Aquaplex®
Our sales of Aquaplex® decreased 19% to $17,000 from $21,000 for the three months ended June 30, 2011 and 2010, respectively.  Our sales of Aquaplex® increased 119% to $82,000 from $37,000 for the six months ended June 30, 2011 and 2010, respectively.  This increase is not considered a trend, but is representative of the purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. During the three months ended June 30, 2011, we had three large customers accounting for 68% of our sales; the largest accounted for 45% of sales During the three months ended June 30, 2010, we had three major customers account for 44% of our sales; the largest accounted for 17% of sales.  During the six months ended June 30, 2011, we had three large customers accounting for 53% of our sales; the largest accounted for 37% of sales. During the six months ended June 30, 2010, we had three major customers account for 41% of our sales; the largest accounted for 16% of sales.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date sales and operating results.  We have not experienced significant price resistance for our products and we remain positive that our customers’ market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 48% and 11% for the three months ended June 30, 2011 and 2010, respectively.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 36% and 13% for the six months ended June 30, 2011and 2010, respectively.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased significantly for the three months ended June 30, 2011 due to a significantly lower gross margin on one large $145,000 sale to one customer.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales is higher on larger sales orders.  We had a large $145,000 sale during the three monthes ended March 31, 2011 which the cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) was 92%, which is higher than our historical percentage. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly sales and operating results.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  Our currency exchange expense was $400 and $0 for the six months ended June 30, 2011 and 2010, respectively, as we did not make significant purchases from foreign suppliers during these three month periods.

Personnel expenses decreased 21% to $75,000 for the three months ended June 30, 2011 from $95,000 for the three months ended June 30, 2010.  Personnel expenses decreased 12% to $157,000 for the six months ended June 30, 2011 from $179,000 for the six months ended June 30, 2010.  We perform much of our building renovations using our employees and we capitalize our personnel costs directly related to these improvements.  Once our pulse dryer facility is operational, we expect personnel expenses to increase.  Our total gross payroll increased from 2011 to 2010 due to additional employees renovating our facility and hiring of administrative personnel for our expanded operations.  Our total gross payroll was $92,000 and $86,000 for the three months ended June 30, 2011 and 2010, respectively.  Our total gross payroll was $182,000 and $151,000for the six months ended June 30, 2011 and 2010, respectively.  Employees earned $0 stock compensation for the three and six months ended June 30, 2011, respectively.  Employees earned $23,000 and $39,000 stock compensation for the three and six months ended June 30, 2010, respectively.

Consulting stock expense increased to $2,000 for the three months ended June 30, 2011 from $0 for the three months ended June 30, 2010. Consulting stock expense decreased 97% to $2,000 for the six months ended June 30, 2011 from $66,000 for the six months ended June 30, 2010. In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of restricted common stock.  Two subcontractors earned 103,144 shares of common stock during the six months ended June 30, 2011.  We plan to reduce our use of stock compensation in 2011 compared to 2010.

Professional fees increased 391% to $46,000 for the three months ended June 30, 2011, compared to $9,000 for the three months ended June 30, 2010.  Professional fees increased 100% to $150,000 for the six months ended June 30, 2011, compared to $75,000 for the six months ended June 30, 2010. This increase in 2011 is due to one time increases in our auditing, accounting and legal expenses related to our SEC reporting obligation.  We expect our professional fees to increase over 2010 levels for the remainder of 2011 related to our expanded operations and regulatory compliance.

Office and other expenses increased to $18,000 for the three months ended June 30, 2011 compared to $100 for the three months ended June 30, 2010.  Office and other expenses increased 87% to $36,000 for the six months ended June 30, 2011 compared to $19,000 for the six months ended June 30, 2010.  This increase is due to expenses from the addition of our new facility.  Once our pulse drying facility is operational, we expect office expenses to increase.

Amortization and depreciation increased 32% to $7,000 for the three months ended June 30, 2011, compared to $5,000 for the three months ended June 30, 2010.  Amortization and depreciation increased 21% to $12,000 for the six months ended June 30, 2011, compared to $10,000 for the six months ended June 30, 2010. We expect depreciation and amortization to increase in future periods as the result of depreciation from additions to our new pulse drying facility and related equipment, office renovations, and building improvements, which we expect will be completed before the end of 2011.

Freight and shipping was constant at $3,000 for the three months ended June 30, 2011 and 2010, respectively.  Freight and shipping decreased 34% to $5,000 for the six months ended June 30, 2011 compared to $8,000 for the six months ended June 30, 2010. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Investment and other income increased 600% to $2,000 for the three months ended June 30, 2011, from $200 for the three months ended June 30, 2010.  Investment and other income increased 54% to $2,000 for the six months ended June 30, 2011, from $1,000 for the six months ended June 30, 2010. This increase is due primarily to increased sales in 2011 and funding of our equipment loan in April 2011 resulting in increase in our cash balances in 2011.  We expect our investment and other income to decrease as the result of future capital expenditures.

Interest expense increased to $7,000 for the three months ended June 30, 2011, after capitalizing $4,000 into construction in progress.  We had no interest expense in 2010.   Interest expense increased to $13,000 for the six months ended June 30, 2011.  We financed the acquisition of our new facility at the end of 2010 and obtained an equipment loan in April 2011.  We expect interest expense to increase for the remainder of 2011 and after our facility is completed by the end of 2011.

We realized taxable income for the three and six months ended June 30, 2011, and recorded a decrease in our valuation allowance for the decrease in our deferred tax asset of approximately $8,000. We realized a net tax loss for the six months ended June 30, 2010, and net taxable income for the three months ended June 30, 2011.  We recorded a decrease in our valuation allowance for the increase in our deferred tax asset of approximately $2,000.

We recognized net income of $35,000 and $26,000 for the three months ended June 30, 2011 and 2010, respectively.  We recognized net income of $25,000 and a net loss of ($66,000) for the six months ended June 30, 2011 and 2010, respectively.

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

CTD HOLDINGS, INC.

Date: August 12, 2011	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)