Form 10-Q
period 2011-09-30
CTD HOLDINGS INC
filed 2011-11-18
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2011.

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number: 0-24930

CTD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14120 N.W. 126th Terrace, Alachua, Florida	32615
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 386-418-8060

Former name, former address and former fiscal year, if changed since last report:
27317 N.W. 78th Avenue, High Springs, FL 32643, 386-454-8135

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

As of November 10, 2011, the Company had outstanding 35,515,295 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,431	$106,753
Accounts receivable, net	110,493	78,962
Inventory	132,042	175,364
Other current assets	820	5,132
Total current assets	268,786	366,211

PROPERTY AND EQUIPMENT, NET	1,508,913	1,330,973

OTHER ASSETS
Intangibles, net of accumulated amortization of $10,161 and $7,000, respectively	15,843	9,500
Property held for sale	496,312	-
Deferred tax asset	225,000	225,000
Total other assets	737,155	234,500

TOTAL ASSETS	$2,514,854	$1,931,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$243,683	$90,015
Line of credit	60,672	-
Current portion of long-term debt	27,217	12,606
Total current liabilities	331,572	102,621

LONG-TERM LIABILITIES
Long-term debt, less current portion	720,881	426,369

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 35,595,069 and 35,408,822 shares issued and outstanding, respectively	3,560	3,540
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,729,191	3,712,208
Accumulated deficit	(2,270,350)	(2,313,054)
Total stockholders' equity	1,462,401	1,402,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,514,854	$1,931,684

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES
Product sales	$231,235	$196,536	$854,949	$520,704
Consulting income	-	-	-	7,280
	231,235	196,536	854,949	527,984

EXPENSES
Personnel	82,382	103,441	239,389	282,038
Cost of products sold
(exclusive of
depreciation and
amortization, shown
separately below)	24,422	33,173	248,654	74,450
Consulting stock expense	13,690	-	15,748	66,000
Professional fees	35,593	35,258	185,967	110,315
Office and other	43,106	28,911	79,107	48,140
Amortization and
depreciation	6,136	4,996	18,623	15,318
Freight and shipping	3,875	4,887	9,098	12,797
	209,204	210,666	796,586	609,058

OPERATING INCOME (LOSS)	22,031	(14,130)	58,363	(81,074)

OTHER INCOME (EXPENSE)
Investment and other
income	282	2,929	2,039	4,069
Interest expense	(4,766)	(831)	(17,698)	(831)
	(4,484)	2,098	(15,659)	3,238

NET INCOME (LOSS) BEFORE
INCOME TAXES	17,547	(12,032)	42,704	(77,836)

Income Taxes	-	(25,000)	-	(25,000)

NET INCOME (LOSS)	$17,547	$(37,032)	$42,704	$(102,836)

NET INCOME (LOSS) PER
COMMON SHARE	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	35,550,541	33,798,919	35,505,460	33,694,810

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,704	$(102,836)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation and amortization	18,623	15,318
Stock awarded to employees	-	62,515
Stock compensation to consultant	15,748	66,000
Loss on disposal of equipment	13	-
Deferred taxes	-	25,000
Increase or decrease in:
Accounts receivable	(31,531)	(83,974)
Inventory	43,322	202
Other current assets	4,312	(1,766)
Accounts payable and accrued expenses	9,277	59,118
Total adjustments	59,764	142,413

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,468	39,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(544,081)	(363,472)
Intangible assets	(9,504)	(6,500)
Cash loaned to related party	-	-

NET CASH USED IN INVESTING ACTIVITIES	(553,585)	(369,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	325,000	-
Principal payments on notes payable	(15,877)	-
Proceeds from line of credit	60,672	-
Payments on stockholder loan	-	469

NET CASH PROVIDED BY FINANCING ACTIVITIES	369,795	469

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,322)	(329,926)

CASH AND CASH EQUIVALENTS, beginning of period	106,753	338,872

CASH AND CASH EQUIVALENTS, end of period	$25,431	$8,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,303	$831
Cash paid for income tax	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITY
Common stock awarded to consultants	$17,003	$62,515
Acquisition of land and building with debt financing	$-	$440,000

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The information presented herein as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

(2) PROPERTY AND EQUIPMENT

In September 2010, the Company acquired land and a building, suited to the pulse drying facility the Company is constructing.  The new land and building cost approximately $475,000 and were partially financed by a $440,000 mortgage.  Included in property and equipment cost is approximately $1,420,000, including capitalized interest of approximately $10,600, of equipment and other costs related to the building acquisition, renovation and pulse dryer construction, which is in progress at September 30, 2011.

(3) LONG-TERM DEBT

The Company has a mortgage note payable in the amount of $440,000, collateralized by land and a building located in Alachua, Florida that the Company acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until December 1, 2010, (ii) monthly installments of principal and accrued interest in the amount of $2,996 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015.

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

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2012	$27,217
2013	28,882
2014	30,650
2015	404,304
2016	257,045
Thereafter	-
$748,098

In March 2011, the Company also obtained a $100,000 line of credit, due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all of the Company’s assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, the Company’s President and Chief Executive Officer.   The Company owed $60,672 on this line of credit as of September 30, 2011.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

(4) INCOME TAXES:

The Company reported net income for the three and nine months ended September 30, 2011. The Company decreased the valuation allowance of its deferred tax asset by approximately $13,000 for the nine months ended September 30, 2011, and did not record a decrease in its net deferred tax asset or record an income tax expense based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported a net loss for the three and nine months ended September 30, 2010. For the three months ended September 30, 2010, the Company recorded a $25,000 income tax expense and increased the valuation allowance of its deferred tax asset by approximately $50,000, due to the expected expiration of an unused tax loss carry forward for 2010.

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

(6) CONCENTRATIONS:

Sales to one major customer accounted for 34% of total sales for the nine months ended September 30, 2011. Sales to three major customers accounted for 49% of total sales for the nine months ended September 30, 2010.

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

For the nine months ended September 30, 2011, two subcontractors earned 186,247 shares of common stock for services rendered to the Company.  These shares have not yet been issued.  The Company capitalized $1,255 and expensed $15,748 for these stock awards for the nine months ended September 30, 2011.

For 2010, the Company had employment agreements with three officers for total monthly salaries of $26,000, including stock compensation. For the period February 1, 2010 through September 30, 2010, one officer, Mr. Strattan, earned shares of common stock each month.  The number of shares earned is equal to $5,500 divided by eighty percent of the closing price of the Company's common stock on that last day of each month.  The Company recognizes an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares earned for that month.  The stock will be subject to trading restrictions under Rule 144. For the three and nine months ended September 30, 2010, Mr. Strattan earned 275,297 and 650,106 shares under his employment agreement, and the Company recognized an expense of $23,869 and $62,515 with regard to such stock.

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

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990.  Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies.  We acquire our products principally from outside the United States, largely from Hangzhou Chemical Company in China and Cyclodextrin Research & Development Laboratory in Hungary, but we are gradually finding satisfactory supply sources in the United States.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about cyclodextrins (“CDs”) available to our customers. We also offer our customers our knowledge of the physical chemical properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us are unpredictable.  We also have four large customers, each of whom historically has purchased regularly from us.  Sales to one of these customers accounted for 34% of total sales for the nine months ended September 30, 2011. Sales to three major customers accounted for an aggregated of 49% of total sales for the nine months ended September 30, 2010.  These four customers have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins.  We keep in constant contact with these four customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors have contributed, and are likely to contribute in the future, to our significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, one of our customers used Trappsol® Cyclo™ to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer's.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body's cells.  The patients’ treatment with our Trappsol® Cyclo™ proved to provide an ameliorative benefit.  Our customer received an orphan drug designation from the FDA for our product and its use in this treatment in 2010.  We believe this designation has increased the interest in the benefits of CDs and will positively affect our future sales.

Liquidity and Capital Resources

Our cash and short-term investments was $25,000 as of September 30, 2011, compared to $107,000 as of December 31, 2010, and decreased $117,000 since June 30, 2011. The decrease for the nine months ended September 30, 2011, is due primarily to our capital additions of $544,000 less debt financing of $325,000 for building improvements and equipment for our pulse drying facility. As of September 30, 2011, our working capital was ($63,000) compared to $264,000 at December 31, 2010. Our cash flows from operations for the nine months ending September 30, 2011 were $102,000 compared to $40,000 for the same period in 2010. This increase in cash flows from operations was due primarily to an increase in sales and a decrease in inventory in 2011 from 2010.

We used approximately $805,000 of our working capital to build our pulse drying facility during the nine month’s ended September 30, 2011.  We were notified that we will receive a federal grant and a state grant totaling $99,625 to offset some of the cost of our solar power system.  We have not received or recorded the benefit of these grants as of September 30, 2011.  Assuming the receipt of these two grants as of September 30, 2011, our working capital would have been $37,000.  We expect to receive the proceeds from both of these grants prior to December 31, 2011.  Our current working capital (after receipt of these two grants) plus the $39,000 available on our line of credit is sufficient to maintain historical product sales volume, but we will require additional working capital for the increased sales volume and size of orders resulting from our future product processing.

We received $325,000 in debt financing in March 2011 to complete our pulse drying facility.  We also borrowed $61,000 of an available $100,000 on our line of credit.  We believe our current cash flow is sufficient to service this new debt until the facility begins producing revenue, which is expected in the second quarter of 2012.

We continue to monitor our cash flow and we will reduce or defer operating expenses as needed through the end of 2011 and into 2012, since we do not expect our plant to contribute positive cash flow until the second quarter of 2012.

We increased our inventory of Trappsol® HPB during the three months ended September 30, 2011, in response to a two year forecast from one of our customers.  Trappsol® HPB represented 75% of our sales for 2010.  We continue to maintain increased inventory of Trappsol® HPB based on our estimate of future industry purchase trends and recent product inquiries from our customers.  We have sufficient inventory in order to meet increased opportunities to fill any new large Trappsol® HPB orders received. If additional such large orders do not materialize, we can sell this product in the normal course of business.

Controlling cash expenses continues to be management's primary fiscal tool. However, growth requires increased expenditures and we feel that it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise, accepting that these fees will act to reduce profitability. We continue to focus on increasing revenues to offset these new expenses, but we cannot provide any assurances that such efforts will be successful.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located adjacent to the Progress Corporate Park, which includes the University of Florida Sid Martin Biotechnology Incubator and many spinout companies from the University of Florida, and an established industrial park. Our property has direct access to U.S. Highway 441, a four lane highway, which connects to Interstate I-75 in less than ten miles.  The communities of Gainesville and Alachua are a significant component of the emerging Florida biotech corridor.

We installed a solar power system on the rooftop of our pulse drying building, which we expect to be operational in November 2011.  We expect the system to generate 35 kilowatts per hour of effective sunlight and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We intend to sell electricity generated in excess of our needs, if any, to our local utility at prevailing rates.  The cost of the solar equipment and installation is $200,000.  We have received approval of Federal and other grants that we expect will rebate $99,625 of the cost.

We capitalized $1,133,000 in equipment and improvements for the new building through September 30, 2011.  We paid for the equipment and improvements for the new building with $325,000 in bank financing and existing working capital.  We expect the facility will be substantially completed and operational as of October 31, 2011.  To enable us to produce pharmaceutical grade products, we expect to spend an additional $100,000 to meet c-GMP standards and have our facility available for FDA inspection in the second quarter of 2012.  Our current facility allows for the installation of additional dryers and the property allows for future building expansion.  During September 2011, we moved our corporate headquarters to our new property.  Our former corporate headquarters located in High Springs is currently listed for sale at $600,000, its appraisal value on March 14, 2011.

To implement our strategic plan to manufacture significantly larger quantities of our Aquaplex® products using pulse drying technology, we created a wholly-owned subsidiary, NanoSonic Products, Inc. (NSP).  Dr. Jeffrey Tate was hired in January 2010 as the President and CEO of NSP.  Trappsol® products that need additional processing will also benefit from our new capabilities to produce c-GMP material.

We have no off-balance sheet arrangements at September 30, 2011.

Results of Operations - Three and Nine Months Ended September 30, 2011 Compared to 2010

For the three months ended September 30, 2011, our sales consisted of 74% Trappsol® products and 26% Aquaplex® products.  During same period in 2010, our sales consisted of 80% Trappsol® products and 20% Aquaplex® products. For the nine months ended September 30, 2011, our sales consisted of 83% Trappsol® products and 17% Aquaplex® products.  During the same period in 2010, our sales consisted of 85% Trappsol® products and 15% Aquaplex® products.  While we have experienced continued sales growth, the mix of Trappsol® and Aquaplex® products as a percentage of total sales has remained consistent.

Total product sales for the three months ended September 30, 2011 increased 18% to $231,000 compared to $197,000 for the same period in 2010. Total product sales for the nine months ended September 30, 2011 increased 64% to $855,000 compared to $521,000 for the same period in 2010. The increase in sales in 2011 from 2010 is due in large part to one customer’s multiple new orders for Trappsol® TRMB products and continued increase in sales of Trappsol® HPB for the nine months ended September 30, 2011.  Our increase in sales was due in part to sales to new customers, as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol HPB® to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's) and our increased internet communications about our products during 2011.

Our change in product mix for the three and nine months ended September 30, 2011 and 2010 follows:

Trappsol® HPB
Our sales of Trappsol® HPB were $119,000 for the three months ended September 30, 2011 as compared to $111,000 for the three months ended September 30, 2010, representing an increase of $8,000, or 7%.  Our sales of Trappsol® HPB were $366,000 for the nine months ended September 30, 2011 as compared to $264,000 for the nine months ended September 30, 2010, representing an increase of $,102,000, or 39%.  We have experienced growing interest in this product and expect this trend of increasing sales to continue in 2011.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ were $6,000 for the three months ended September 30, 2011 as compared to $18,000 for the three months ended September 30, 2010, representing a decrease of $12,000, or 65%.  Our sales of Trappsol® Cyclo™ were $112,000 for the nine months ended September 30, 2011 as compared to $92,000 for the nine months ended September 30, 2010, representing an increase of $20,000, or 21%.  This product is designated as an orphan drug, the population of patients is small and we expect our future sales to be volatile and unpredictable.

Trappsol® other products
Our sales of other Trappsol® were $45,000 for the three months ended September 30, 2011 as compared to $30,000 for the three months ended September 30, 2010, representing an increase  of $15,000, or 52%.  Our sales of other Trappsol® were $233,000 for the nine months ended September 30, 2011 as compared to $81,000 for the nine months ended September 30, 2010, representing an increase of $152,000, or 186%.  This increase was due to sales to one customer of $164,000 during the three months ended June 30, 2011, which we do not expect will be a trend.  We expect our future sales volume of other Trappsol® products to remain volatile.

Aquaplex®
Our sales of Aquaplex® were $59,000 for the three months ended September 30, 2011 as compared to $39,000 for the three months ended September 30, 2010, representing an increase  of $20,000, or 51%.  Our sales of Aquaplex® were $141,000 for the nine months ended September 30, 2011 as compared to $76,000 for the nine months ended September 30, 2010, representing an increase of $65,000, or 84%.  This increase is not considered a trend, but is representative of the purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended September 30, 2011, we had three large customers accounting for 50% of our sales; the largest accounted for 25% of sales.  During the three months ended September 30, 2010, we had three major customers account for 51% of our sales; the largest accounted for 20% of sales.  During the nine months ended September 30, 2011, we had three large customers accounting for 51% of our sales; the largest accounted for 34% of sales. During the nine months ended September 30, 2010, we had three major customers account for 49% of our sales; the largest accounted for 15% of sales.  The timing of when we receive, supply and ship complexes or large periodic orders has a significant effect on our quarterly and year to date sales and operating results.  We have not experienced significant price resistance for our products and we remain positive that our customers’ market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will at least remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% and 17% for the three months ended September 30, 2011 and 2010, respectively.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 29% and 14% for the nine months ended September 30, 2011 and 2010, respectively.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased significantly for the nine months ended September 30, 2011 due to a significantly lower gross margin on one large $145,000 sale to one customer.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales is returning to historical levels.  We had a large $145,000 sale during the three months ended March 31, 2011 for which the cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) was 92%, which is much higher than our historical percentage. The timing of when we receive and recognize these large sales has a significant effect on our quarterly sales and operating results.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  Our currency exchange expense was $400 and $100 for the nine months ended September 30, 2011 and 2010, respectively, as we did not make significant purchases from foreign suppliers during these periods.

Personnel expenses decreased 20% to $82,000 for the three months ended September 30, 2011 from $103,000 for the three months ended September 30, 2010.  Personnel expenses decreased 15% to $239,000 for the nine months ended September 30, 2011 from $282,000 for the nine months ended September 30, 2010.  We perform much of our building renovations using our employees and we capitalize our personnel costs directly related to these improvements.  Once our pulse dryer facility is operational, we expect personnel expenses to increase.  Our total gross payroll increased from 2010 to 2011 due to additional employees for our expanded operations.  Our total gross payroll excluding stock compensation was $100,000 and $77,000 for the three months ended September 30, 2011 and 2010, respectively.  Our total gross payroll excluding stock compensation was $285,000 and $215,000 for the nine months ended September 30, 2011 and 2010, respectively.  Employees earned no stock compensation for the three and nine months ended September 30, 2011, respectively.  Employees earned $24,000 and $63,000 stock compensation for the three and nine months ended September 30, 2010, respectively.

Consulting stock expense increased to $14,000 for the three months ended September 30, 2011 from $0 for the three months ended September 30, 2010. Consulting stock expense decreased 76% to $16,000 for the nine months ended September 30, 2011 from $66,000 for the nine months ended September 30, 2010. In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of common stock.  Two subcontractors earned 186,247 shares of common stock during the nine months ended September 30, 2011.  These shares have not yet been issued.  We plan to reduce our use of stock compensation in 2011 compared to 2010.

Professional fees were consistent at $36,000 for the three months ended September 30, 2011, compared to $35,000 for the three months ended September 30, 2010.  Professional fees increased 69% to $186,000 for the nine months ended September 30, 2011, compared to $110,000 for the nine months ended September 30, 2010. This increase in 2011 is due to one-time increases in our auditing, accounting and legal expenses related to our SEC reporting obligation.  We expect our professional fees to increase over 2010 levels for the remainder of 2011 related to our expanded operations and regulatory compliance requirements.

Office and other expenses increased 49% to $43,000 for the three months ended September 30, 2011 compared to $29,000 for the three months ended September 30, 2010.  Office and other expenses increased 64% to $79,000 for the nine months ended September 30, 2011 compared to $48,000 for the nine months ended September 30, 2010.  This increase is due primarily to increased expenses from the addition of our new facility and additional personnel.  As our pulse drying facility becomes operational, we expect office and other expenses to continue to increase compared to our historical office and other expense amounts.

Amortization and depreciation increased to $6,000 for the three months ended September 30, 2011, compared to $5,000 for the three months ended September 30, 2010.  Amortization and depreciation increased to $19,000 for the nine months ended September 30, 2011, compared to $15,000 for the nine months ended September 30, 2010. We expect depreciation and amortization to increase beginning in the fourth quarter of 2011 as the result of additional depreciation from additions to our new pulse drying facility and related equipment, office renovations, and building improvements.

Freight and shipping decreased to $4,000 for the three months ended September 30, 2011 compared to $5,000 for the three months ended September 30, 2010.  Freight and shipping decreased to $9,000 for the nine months ended September 30, 2011 compared to $13,000 for the nine months ended September 30, 2010. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Investment and other income decreased to $200 for the three months ended September 30, 2011, from $3,000 for the three months ended September 30, 2010.  Investment and other income decreased to $2,000 for the nine months ended September 30, 2011, from $4,000 for the nine months ended September 30, 2010. This decrease is due to our use of cash for our pulse drying facility.

Interest expense increased to $5,000 for the three months ended September 30, 2011, after capitalizing $7,000 into construction in progress from $1,000 for the three months ended September 30, 2010.  Interest expense increased to $18,000 for the nine months ended September 30, 2011, after capitalizing $11,000 into construction in progress compared to $1,000 for the nine months ended September 30, 2010.  We financed the acquisition of our new facility at the end of 2010 and obtained an equipment loan in April 2011.  We expect interest expense to increase for the remainder of 2011 and for 2012 compared to 2011.

We realized taxable income for the three and nine months ended September 30, 2011, and recorded a decrease in our valuation allowance for the decrease in our deferred tax asset of approximately $13,000. We realized a net tax loss for the three and nine months ended September 30, 2010.  We recorded a $25,000 income tax expense and increased our valuation allowance for the increase in our deferred tax asset of approximately $50,000 due to the expected expiration of an unused tax loss carryforward for 2010.

We recognized net income of $18,000 and $43,000 for the three and nine months ended September 30, 2011, respectively.  We recognized a net loss of ($37,000) and ($103,000) for the three and nine months ended September 30, 2010, respectively.

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

CTD HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer (principal executive, financial and accounting officer)