Form 10-Q/A
period 2011-09-30
CTD HOLDINGS INC
filed 2012-02-23
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of November 10, 2011, the Company had outstanding 36,015,295 shares of its common stock.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which was filed originally on November 18, 2011 (the “Original Filing”), to (1) disclose the compensation paid pursuant to an agreement with a consultant for the provision of corporate finance and investor communication services and correct the disclosed expenses to reflect such compensation; (2) correct the disclosed number of shares earned by one contractor and correct the disclosed expenses in connection therewith; (3) correct the disclosed number of shares earned by another contractor and capitalize the additional expense associated therewith; and (4) provide the information required to be disclosed in connection with unregistered sales of equity securities and use of proceeds during the period covered by the report that were not registered under the Securities Act of 1933, as amended.

This Amendment affects only the following sections of the Original Filing:

•	The cover page;

•	The Table of Contents;

•	The Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010, set forth in Part I, Item 1;

•	The Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010, set forth in Part I, Item 1;

•	The Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010, set forth in Part I, Item 1;

•	Note 4 “Income Taxes” to the unaudited Consolidated Financial Statements set forth in Part I, Item 1;

•	Note 7 “Commitments and Contingencies” to the unaudited Consolidated Financial Statements set forth in Part I, Item 1;

•
“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three and Nine Months Ended September 30, 2011 Compared to 2010” set forth in Part I, Item 2;

•	“Controls and Procedures,” “Evaluation of Disclosure Controls and Procedures” and Remediation and Changes in Internal Control set forth in Part I, Item 4; and

•	“Unregistered Sales of Equity Securities and Use of Proceeds” set forth in Part II, Item 2.

Except for the corrections and additional disclosure described above, this Amendment makes no other changes to the Original Filing and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,431	$106,753
Accounts receivable, net	110,493	78,962
Inventory	132,042	175,364
Other current assets	820	5,132
Total current assets	268,786	366,211

PROPERTY AND EQUIPMENT, NET	1,511,021	1,330,973

OTHER ASSETS
Intangibles, net of accumulated amortization of $10,161 and $7,000, respectively	15,843	9,500
Property held for sale	496,312	-
Deferred tax asset	225,000	225,000
Total other assets	737,155	234,500

TOTAL ASSETS	$2,516,962	$1,931,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$243,683	$90,015
Line of credit	60,672	-
Current portion of long-term debt	27,217	12,606
Total current liabilities	331,572	102,621

LONG-TERM LIABILITIES
Long-term debt, less current portion	720,881	426,369

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,247,597 and 35,408,822 shares issued and outstanding, respectively	3,625	3,540
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,799,452	3,712,208
Accumulated deficit	(2,338,568)	(2,313,054)
Total stockholders' equity	1,464,509	1,402,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,516,962	$1,931,684

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES
Product sales	$231,235	$196,536	$854,949	$520,704
Consulting income	-	-	-	7,280
	231,235	196,536	854,949	527,984

EXPENSES
Personnel	82,382	103,441	239,389	282,038
Cost of products sold
(exclusive of
depreciation and
amortization, shown
separately below)	24,422	33,173	248,654	74,450
Consulting stock expense	81,908	-	83,966	66,000
Professional fees	35,593	35,258	185,967	110,315
Office and other	43,106	28,911	79,107	48,140
Amortization and
depreciation	6,136	4,996	18,623	15,318
Freight and shipping	3,875	4,887	9,098	12,797
	277,422	210,666	864,804	609,058

OPERATING LOSS	(46,187)	(14,130)	(9,855)	(81,074)

OTHER INCOME (EXPENSE)
Investment and other
income	282	2,929	2,039	4,069
Interest expense	(4,766)	(831)	(17,698)	(831)
	(4,484)	2,098	(15,659)	3,238

NET LOSS BEFORE
INCOME TAXES	(50,671)	(12,032)	(25,514)	(77,836)

Income Taxes	-	(25,000)	-	(25,000)

NET LOSS	$(50,671)	$(37,032)	$(25,514)	$(102,836)

NET LOSS PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	35,786,402	33,798,919	35,743,234	33,694,810

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,514)	$(102,836)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	18,623	15,318
Stock awarded to employees	-	62,515
Stock compensation to consultant	83,966	66,000
Loss on disposal of equipment	13	-
Deferred taxes	-	25,000
Increase or decrease in:
Accounts receivable	(31,531)	(83,974)
Inventory	43,322	202
Other current assets	4,312	(1,766)
Accounts payable and accrued expenses	9,277	59,118
Total adjustments	127,982	142,413

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,468	39,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(544,081)	(363,472)
Intangible assets	(9,504)	(6,500)
Cash loaned to related party	-	-

NET CASH USED IN INVESTING ACTIVITIES	(553,585)	(369,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	325,000	-
Principal payments on notes payable	(15,877)	-
Proceeds from line of credit	60,672	-
Payments on stockholder loan	-	469

NET CASH PROVIDED BY FINANCING ACTIVITIES	369,795	469

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,322)	(329,926)

CASH AND CASH EQUIVALENTS, beginning of period	106,753	338,872

CASH AND CASH EQUIVALENTS, end of period	$25,431	$8,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,303	$831
Cash paid for income tax	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITY
Common stock awarded to consultants	$87,328	$62,515
Acquisition of land and building with debt financing	$-	$440,000

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

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

(4) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2011. The Company did not record any  change in its deferred tax asset or record an income tax expense or benefit.

The Company reported a net loss for the three and nine months ended September 30, 2010. For the three months ended September 30, 2010, the Company recorded a $25,000 income tax expense and increased the valuation allowance of its deferred tax asset by approximately $50,000, due to the expected expiration of an unused tax loss carry forward for 2010.

(5) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss): per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock awarded under employment and other agreements (see Note 7), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

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

Effective September 1, 2011, we hired a consultant to perform certain corporate finance and investor communication activities through August 31, 2012, for 500,000 shares of our common stock and $4,300 per month. We issued the 500,000 shares on [November 1, 2011 and recorded an expense of $64,000 for the three and nine months ended September 30, 2011.

Through September 30, 2011, two construction subcontractors earned 66,250 shares of common stock for work on our pulse dryer and we capitalized $3,363. Also in 2011, a consultant earned 272,025 shares of common stock for public and investor relations services and we recorded an expense of $19,966.  These shares have not yet been issued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q/A, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q/A are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q/A with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us are unpredictable.  We also have four large customers, each of whom historically has purchased regularly from us.  Sales to one of these customers accounted for 34% of total sales for the nine months ended September 30, 2011. Sales to three of these customers accounted for 49% of total sales in the aggregate for the nine months ended September 30, 2010.  These four customers have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins.  We keep in constant contact with these four customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors have contributed, and are likely to contribute in the future, to our significant revenue volatility from quarter to quarter and year to year.

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

We capitalized $1,135,000 in equipment and improvements for the new building through September 30, 2011.  We paid for the equipment and improvements for the new building with $325,000 in bank financing and existing working capital.  We expect the facility will be substantially completed and operational as of October 31, 2011.  To enable us to produce pharmaceutical grade products, we expect to spend an additional $100,000 to meet c-GMP standards and have our facility available for FDA inspection in the second quarter of 2012.  Our current facility allows for the installation of additional dryers and the property allows for future building expansion.  During September 2011, we moved our corporate headquarters to our new property.  Our former corporate headquarters located in High Springs is currently listed for sale at $600,000, its appraisal value on March 14, 2011.

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

Consulting stock expense increased to $82,000 for the three months ended September 30, 2011 from $0 for the three months ended September 30, 2010. Consulting stock expense increased 27% to $84,000 for the nine months ended September 30, 2011 from $66,000 for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2011, a consultant earned 171,381 and 272,525 shares of common stock, respectively for public relations services.  In September, we hired another consultant to perform investor relations services and issued 500,000 shares of common stock.  In October 2009, we hired a consultant to perform certain public relations activities through April 1, 2010, for 2,200,000 shares of common stock.

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

Investment and other income decreased to $300 for the three months ended September 30, 2011, from $3,000 for the three months ended September 30, 2010.  Investment and other income decreased to $2,000 for the nine months ended September 30, 2011, from $4,000 for the nine months ended September 30, 2010. This decrease is due to our use of cash for our pulse drying facility.

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

We realized a net operating tax loss for the three and nine months ended September 30, 2011. We also realized a net tax loss for the three and nine months ended September 30, 2010.  We recorded a $25,000 income tax expense for the three and nine months ended September 30, 2010, and increased our valuation allowance for the increase in our deferred tax asset of approximately $50,000 due to the expected expiration of an unused tax loss carryforward in 2010.

We recognized a net loss of ($51,000) and ($26,000) for the three and nine months ended September 30, 2011, respectively.  We recognized a net loss of ($37,000) and ($103,000) for the three and nine months ended September 30, 2010, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Material Weakness in Internal Control

Our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to controls over the period-end financial reporting process. Our management identified the following control deficiency that represents a material weakness in the design and operation of our internal control over the reporting of contractual obligations of the Company:  a lack of readily available data to facilitate the accounting for non-routine transactions or contracts.  Specifically, controls were not effective to ensure that a significant non-routine transaction was provided to accounting staff in a timely manner.  This material weakness resulted in a restatement of our Form 10-Q for the period ended September 30, 2011 to correct for a consulting contract and the compensation paid thereunder, including the issuance of common stock.

b.  Remediation and Changes in Internal Control.

We have developed and are implementing remediation plans to address the material weakness discussed above and to improve our internal control over the period-end financial reporting process.  Specifically, we have completed the following remedial action: we now require all significant contracts and stock awards to be provided to our accountant within five business days of being executed.

Our management believes that the measure described above should remediate the material weakness identified and strengthen our internal control over the period-end financial reporting process. Our management is committed to improving our internal control processes. As we continue to evaluate and improve our internal control over the period-end financial reporting process, additional measures to address the material weakness or modifications to the remediation procedure described above may be identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2011 we issued 500,000 shares of common stock to a consultant in connection with the execution of a contract pursuant to which the consultant has provided, and will provide through August 31, 2012, corporate finance and investor communication services to us.  The closing price of our common stock on November 1, 2011 was $0.16.  The shares of common stock were offered in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, as a transaction not involving a public offering.

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

CTD HOLDINGS, INC.

Date: February 23, 2012                                                                                      /s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)