Form 10-K
period 2011-12-31
CTD HOLDINGS INC
filed 2012-03-16
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2011

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

Registrant’s telephone number, including area code: (386) 418-8060

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer,’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐
Accelerated filer  ☐
Non-accelerated filer (Do not check if a smaller reporting company)  ☐
Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $1,031,849

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,969,493 based on a $.19, March 15, 2012, closing price.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 36,681,543 shares of Common Stock as of March 15, 2012.

CTD HOLDING, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

PART I

Item 1.  Business.

CTD Holdings, Inc. (“We” “Our” “Us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins (“cyclodextrins” or “CDs”) and related products to the food, pharmaceutical, nutritional, and other industries, primarily for use in research and development.  Beginning in 2012, we will provide pulse spray drying services to produce raw materials used primarily in industrial and consumer products.  We also provide consulting services in the area of commercialization of CD applications.

Cyclodextrins

CDs are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agrochemical, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. We and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and toiletries; stabilization of fragrances and dyes; reduction of foaming in foods; cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

CDs can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either too unstable or too insoluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring pH adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging to the patient. These side effects can be ameliorated by CDs. CDs also have many potential uses in drug delivery for topical applications to the eyes and skin.  In 2008, one of our Trappsol® cyclodextrins was designated an orphan drug by the U.S. Food and Drug Administration.  Trappsol® Cyclo™ is the first use of a Cyclodextrin as an active pharmaceutical and not just an inactive formulation excipient.

Cyclodextrin Product Background

CDs are donut shaped circles of glucose (sugar) molecules. CDs are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891 by a French scientist, Villiers, as he studied rotting potatoes. The bacterial enzyme naturally creates a mixture of at least three different CDs depending on how many glucose units are included in the molecular circle; six glucose units yield Alpha CD (“ACD”); seven units, Beta CD (“BCD”); eight units, Gamma CD (“GCD”). The more glucose units in the molecular circle, the greater the volume of the toroid. The inside of this “donut” provides an excellent resting place for “oily” molecules while the outside of the donut is significantly compatible with water enabling clear stable solutions of CDs to exist in aqueous environments even when an “oily” molecule is carried within the donut hole. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using plain water as the solvent.  It is the ability of molecular encapsulation of compounds that makes CDs so useful chemically and pharmaceutically.

CDs are manufactured in large quantities by mixing appropriate enzymes with starch solutions, thereby reproducing the natural process. ACD, BCD and GCD can be manufactured by an entirely natural process and therefore are considered to be natural products. Additional processing is required to isolate and separate the CDs. The purified ACD, BCD, and GCD are referred to collectively as “natural” or parent CDs (NCDs).

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

Cyclodextrin (CD) Market

CDs have been used in a variety of food products in Japan for over forty years. In 1999, the economic impact of CDs on the Japanese economy was reported to be $2.6 billion. Within the last 10 years, many more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food additives. We believe the food additive industry world-wide will continue to increase its use of CDs.

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

In Japan, at least twelve pharmaceutical preparations are now marketed which contain CDs. The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be a hundred times that of the market sales of the CD itself.

Our Cyclodextrin (CD) Products

We sell a variety of basic CD products and CD products that have specific properties or that include other chemicals (as a complex, not just a physical mixture).  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  The Trappsol® product line includes basic CDs, and CDs with different chemical adducts resulting in approximately 100 different CDs. The Aquaplex® product line includes various CDs combined with active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® complexes. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are CDs that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 86% and 14%, respectively, of our revenues.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at http://www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and chemically modified CDs are available from at least four major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan, Mitsubishi Chemical Corporation (Japan), Roquettes Freres (France), Hangzhou Pharma and Chem Co. (China).  Historically, we have purchased all of our Aquaplex® CD complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary;  there are few, if any, other sources in the world for commercial quantities of c-GMP CD complexes.  We have been the exclusive distributor in North America of products from Cyclodextrin Research & Development Laboratory since 2002.  However, Cyclodextrin Research & Development Laboratory was recently acquired and our exclusive agreement expired in July 2011.  We expect to continue to purchase products from Cyclodextrin Research & Development Laboratory, but will no longer be their exclusive distributor in North America.  We do not expect the loss of this exclusive distributorship to have a material effect on our sales or operations.  Historically, we manufactured our own CD complexes (Aquaplex®) and purchased some from Cyclodextrin Research & Development Laboratory between 1990 and 2002; until 2008 we purchased from only Cyclodextrin Research & Development Laboratory, at which time we had complexes also prepared for us by Equinox Chemical in Albany, Georgia.  We continue to have Aquaplex® CD complexes manufactured for us.   We historically have not had difficulties obtaining natural and chemically modified CDs from our suppliers and we do not expect to experience any difficulties obtaining adequate CDs for our current and expected expanded future needs.  We believe that our new pulse drying facility, which is now completed and operational, allows us to produce almost all of our CD complexes for our Aquaplex® product line ourselves, and produce private label products for others, reducing our dependence on others for our CD complexes.

We have introduced many products into our basic line of CDs and CD complexes including liquid preparations of Trappsol® CDs and Aquaplex® relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

We formed a wholly owned subsidiary in 2009, NanoSonic Products, Inc (NSP).  We have built a c-GMP (current Good Manufacturing Practice) pulse drying facility to combine CDs with other ingredients to produce our Aquaplex® products rather than have them produced by others, and to allow for a more cost efficient production and shorter lead time of larger bulk quantities (metric tons).   Pulse Drying is a proprietary spray drying technology that uses a pulse combustion engine similar to those used in natural gas furnaces to dry aqueous liquid solutions and slurries into fine powder. It has the advantage of being very energy efficient, using only 1/3 the energy of conventional spray dryers. It is also a very gentle drying technique that produces freeze-dried quality material on a continuous basis at a much lower cost than conventional freeze drying. We believe there is an unmet demand for sales of larger quantities of CD complexes.  We will develop specific SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected as trade secrets.  We will seek process patent protection for these processes if and when possible.  The new facility also enables us to produce large commercial quantities for large customers of all types of CD materials.

Business Strategy

Substantially all of our revenues are derived from the sales of CDs, CD complexes, resale of CDs manufactured by others for our clients to their specifications, and our own licensed CD products.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, food and industrial chemical industries, as well as to chemical supply distributors.  We also offer consulting services to assist our customers in the selection and application of one or more of our products or for general use of CDs that does not include the sale of our product.  We earned no consulting revenue in 2011.  Consulting revenues were $9,000, or 1% of our total revenues, in 2010.

Our historical business model has been primarily reselling basic CD products, which have the least value-added attributes.  Our strategy going forward is to increase sales by transitioning to the more value-added complexes and maintaining profitability as good margins can be maintained for these products.

We market and sell CDs and related products to the food, pharmaceutical, and other industries.  We also provide value-added consulting and knowledge sharing services related to cyclodextrin technology.   Our revenues are principally from the sales of chemically modified  CDs.  For the year ended December 31, 2011, sales of basic natural and chemically modified  CDs represent approximately 86% of our total revenues.  Sales of CD complexes represented approximately 14% of our total revenues.

Our sales historically involve small quantities (i.e., less than 1.0  Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.  We expect to sell larger quantities in the future now that our pulse drying facility is completed.

We continue to generate substantially all of our sales from five to ten customers who have historically been repeat purchasers.  In 2011, two customers (Sigma-Aldrich Fine Chemical, Inc., and Uno Healthcare, Inc.) accounted for more than 10% each of our total sales revenue, and collectively for 38% of our total sales revenue.  In 2010, three customers (Sigma-Aldrich Fine Chemical, Inc., Seimens Healthcare Diagnostics, Inc. and Thermofisher Scientific Diagnostics, Inc.) accounted for more than 10% each of our total sales revenue, and collectively for 38% of our total sales revenue.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 100% of our annual sales of Aquaplex®. In a year we typically sell to less than 200 individual customers.

In 2012, we anticipate the products from our new pulse drying facility will increase both our total sales volume and overall number of customers and reduce any dependence on just a few  existing large repeat customers.  In the past we have not had long-term or sole source contracts with our customers. In 2010, we signed a two-year supply agreement for Trappsol® HPB with Qiagen Sciences,LLC, which was extended in 2011 for an additional two years.  Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current CD related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.  With the addition of our pulse dryer, we will be able to expand and diversify our product offerings.  We expect over time this will result in less volatility in our sales due to less dependence on our cyclical research and development customers.  However, our pulse drying facility was recently completed and we can provide no assurances that we will be successful in increasing our sales volume.

We have identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® CD’s and API’s and other ingredients into solid materials, more economically and with less degradation to the materials from the drying process, leaving the CD and ingredient in a complexed powder form that can be readily used by our customers to mix into their specific product formulations in triturate form.

The pulse drying technology allows production of CD complexes (Aquaplex®) in larger quantities, with shorter lead times and at competitive retail and wholesale prices.  Pulse drying provides significant production advantages, such as more efficient and therefore economical removal of water and faster system cleaning and production changes to a different product compared to conventional freeze dry and traditional spray drying techniques now used in the industry.  We also expect to gain manufacturing efficiencies with our facility designed for pulse drying with continuous production runs and less down time for cleaning.  Currently, existing product drying facilities are very old, have higher operating costs, and are less flexible to changes in production runs.  We also plan to develop proprietary production methods that will be designed to give us additional competitive advantages.

We purchased a pulse drying system in 2010 and in 2011 completed construction of a c-GMP (current Good Manufacturing Practice) facility to manufacture commercial quantities of CD complexes.  These products will meet current food and Active Pharmaceutical Ingredient (API) production standards and will be sold using our Trappsol® and Aquaplex® product marks.  API production quality standards are higher than those for foods  but somewhat less stringent that those for finished pharmaceutical dosage manufacturers.  In 2012, the new pulse drying facility will allow for further business diversification in our continued transition to the more value-added complexes where we expect growing demand and little competition initially, and will add product manufacturing to our current sales distribution business.

We intend to continue promoting the use of Trappsol® and Aquaplex® products in the research and development activities of existing and new customers and clients and plan to pursue licensing rights created as a result of the research work conducted using our products.  We will also look for opportunities to develop our own new products; including conducting our own research and development activities and creating a commission based sales force.

Marketing Plan

We believe the failure of businesses to exchange and/or disseminate information about CD based product development has hindered a more rapid commercialization of CDs in spite of their great safety as excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the resistance to change created by the previous conservatism and secrecy. Now that we will be able to provide bulk quantities of Aquaplex® products using proprietary technology, we will be able to urge pharmaceutical companies more persuasively to incorporate these Aquaplex® products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the availability of water soluble API(s) in bulk quantities.

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

We intend to continue to work with clients in European and Asian countries which usually employ NCDs as GRAS excipients.  Now that certain chemically modified CDs (in our case Trappsol® HPB) have been accepted as safe and non-hazardous for human use in large part due to their designation as an orphan drug by the FDA, we intend to pursue new sales in the European and Asian markets.  We are creating new products under our trademarks Trappsol® and Aquaplex® that may be used by other manufacturers wishing to take advantage of specific beneficial properties of our products that require no further processing,i.e., may be added directly to formulations.

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

We have increased our business development efforts with a goal to secure at least 200 days of dryer operation in 2012.

As we move into 2012, our focus is shifting from building and investment to increasing sales.  We intend to establish and staff a small professional sales and marketing department.  We are now able to supply our existing products in larger quantities.  Our initial goal is to increase the visibility of our existing products and enhanced capabilities to our existing customers.  Our second goal is to improve visibility to new customers and seek out new product opportunities that are compatible with our expanded capabilities.

In additional to our in-house sales and marketing staff, we also intend to launch a commissioned sales representative program to partner with experienced independent sales professionals who have backgrounds in consulting and product development and extensive contacts in our targeted markets.

Competition

We are currently a leading consultant in determining manufacturing standards and costs for chemically modified CDs and CD complexes. However, there will always exist the potential for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CDs. We have established informal business relationships with many of the producers and consumers of CDs worldwide and we have amassed over the 17 years of our existence an unmatched experience database. We believe these relationships and market knowledge provide significant advantages in marketing lead time and combined with a strong marketing presence and adequate capitalization will give us a two- to three-year lead time advantage over our competitors.

Research and Development

We do not currently conduct, nor have we historically conducted, research and development activities on our own, or on behalf of or jointly with our customers.  Accordingly, we do not have any research and development costs and are not liable for any of our client’s research and development costs.  We expect to conduct future in-house research and development as funds allow and balanced with operational requirements to keep our pulse drying facility busy more hours of each day.  Our research and development is expected to be related to both our production processes and in developing additional products to sell and/or license to our customers.

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

Currently, all of our products are sold for research and development purposes only, which do not require FDA approval. Any use in humans as a drug or food product would require compliance with FDA regulations. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural CD products are commonly known as “Alpha”, “Beta” and “Gamma”. These products represent approximately 10% of our annual sales. Hydroxypropyl derivatives of Beta CD are considered GRAS in other countries and there continue to be conscientious efforts to make this derivative and other CD derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to regulations relating to drug development and sale. The effect of such determination will affect the economics and could be to limit or prohibit distribution of such products.

Employees

We employed seven people on a full-time basis in 2011. We expect to hire additional employees now that our pulse drying facility is completed and as its operating time increases.  None of our employees belong to a union.  We believe relations with our employees are good.

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

Four of our customers account for a substantial portion of our revenue, and the loss of one or more of these customers would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Two customers accounted for, individually, more than 10% of total sales in fiscal 2011. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers are sometimes crucial to cash flow.

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

Our earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results.  As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. Our currency exchange expense was $396 and $413 in 2011 and 2010, respectively.  If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased net revenues and net income.

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

For year ended December 31, 2011, we generated approximately $186,000 of cash from operations that was sufficient to fund our normal operations.  We plan to begin operation of our pulse dryer in the first quarter of 2012.  To achieve our 2012 production goals, additional capital may be required to meet our projected cash needs to otherwise grow our business as planned, including completing a stability study for Trappsol® Cyclo™ to meet regulatory requirements.  We expect this study to cost approximately $60,000.  If we are unable to generate additional cash flow or obtain additional debt financing or capital as needed, we may not be able to develop our business as planned and/or may be compelled to slow down the pace necessary to achieve our stated goals.

We are significantly influenced by one person who controls a significant majority of our voting stock.

As of March 15, 2012, C.E. Rick Strattan, our Chief Executive Officer, held of record 24,548,758shares of Common Stock (including 5,850,000 shares of Common Stock owned by The First Bridge University, Incorporated (“First Bridge”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code.  Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of First Bridge) and one share of Series A Preferred Stock, or approximately 66.92% and 100% of the issued and outstanding shares of Common Stock and Series A Preferred Stock, respectively.  Each holder of Common Stock is entitled to one vote per share held of record on any matter that may properly come before the shareholders. The holder of Series A Preferred Stock is entitled to vote one share more than one-half of all votes entitled to be cast by the holders of all holders of the Company’s capital stock.  Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as an executive officer and director of the Company, the interests of Mr. Strattan here may conflict with, or differ from, the interests of other holders of our capital stock.  For example, Mr. Strattan could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Strattan may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock and the share of Series A Preferred Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed.

As a public company, we are required to document and test our internal control over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  During the course of our testing in 2011, we identified a material weakness in our system of internal controls and inaccuracies or deficiencies in our financial reporting that required revisions to or restatement of the financial results of a prior period.  See the Form 10-Q/A of the Company filed with the SEC on February 23, 2012.  We are taking remedial measures to correct such control deficiencies.  These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K.  We expect to continue to evaluate our controls and make improvements as necessary.  However, we cannot be certain that the measures will insure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.  Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

Item 2.  Properties.

In September 2010, we purchased a 7,200 sq. ft. building on approximately two acres in the City of Alachua, Florida for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.   During 2011 we moved our corporate headquarters to this facility.  The property allows for future expansion.  Our current mortgage terms are monthly payments of $2,996, including interest at 5.375%, with a final balloon payment of $376,610 due August 2015.

During 2010 and 2011, we acquired a pulse dryer and installed it at a cost of $1,151,000.  The property’s federal tax depreciation basis, rate, and method are, respectively, $1,151,000, 5 years, and accelerated.

In 2000, we bought a series of buildings totaling approximately 6,000 sq. ft. on approximately 40 acres near the City of High Springs, Florida, for $210,000. Prior to September 30, 2011, we used the property as our corporate headquarters.  We currently have this property listed for sale for $549,000.  During 2011, we changed the property’s classification to held for sale and discontinued recognizing depreciation.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

In October 1994, the Company’s securities began trading on the Over the Counter Bulletin Board and in the over-the-counter market “pink sheets” under the symbol CTDI.  In 2000, CTDI did a 2 for 1 split of its common shares from approximately 2.3 million to 4.6 million issued and outstanding. In conjunction with that restructuring, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc.  In 2000, CTD Holdings, Inc. changed its trading symbol to CTDH and currently trades on the OTCQB as CTDH. Since the commencement of trading of the company’s securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTCBB.

		High	Low
2010	First Quarter	$0.24	$0.06
	Second Quarter	$0.15	$0.06
	Third Quarter	$0.14	$0.04
	Fourth Quarter	$0.09	$0.03

2011	First Quarter	$0.09	$0.03
	Second Quarter	$0.14	$0.06
	Third Quarter	$0.20	$0.06
	Fourth Quarter	$0.16	$0.09

As of March 15, 2012, the last quoted price for our Common Stock was $0.19.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 15, 2012, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 78.

Dividend Policy

The Company paid no dividends in 2011 and will not pay any cash dividends on its Common Stock in 2012 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 12, 2012, the Company awarded 284,319 shares of Common Stock to its employees for services previously rendered to the Company during 2011.  On January 12, 2012, the per share closing price of our Common Stock was $0.12.

On December 31, 2011, the Company issued 381,929 shares of Common Stock to three consultants for services previously rendered to the Company during 2011.  On December 31, 2011, the per share closing price of our Common Stock was $0.12.

During November 2011, the Company issued 500,000 shares of Common Stock to a company and two consultants for certain public relations services rendered to the Company for the period September 1, 2011 through August 31, 2012.  The per share closing price of our Common Stock on that date was $0.16.

During January 2011, the Company issued 1,987,500 shares of Common Stock to officers and employees as discretionary bonuses awarded on December 31, 2010. On December 31, 2010, the per share closing price of our Common Stock was $0.12.

On February 4, 2010, the Company belatedly issued 2,200,000 shares of Common Stock to a consultant as compensation for certain public relations services rendered to the Company during 2009 and 2010.  The per share closing price of our Common Stock on that date was $0.08. However, since the shares were agreed to as compensation on August 13, 2009, the per share price for such shares was set at the closing price on that day of $0.03.

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

All shares awarded on January 12, 2012 and during 2011 and 2010 were issued in a transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, as transactions not involving a public offering.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We began operations in 1990. Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies.  We acquire our products principally from outside the United States, largely from including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding satisfactory supply sources in the United States.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

In 2010, we purchased a pulse dryer and acquired a new building.  In 2011, we installed the pulse dryer and built a system to manufacture CD complexes.  The pulse dryer was completed at the end of 2011 and we began testing and operations at our new facility in January 2012.

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

At the end of 2008, we provided a Trappsol® product for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit.  On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease to our customer.  Our sales of Trappsol® Cyclo™ increased to $182,000 for 2011 from $170,000 for 2010.  We expect our sales will remain at this level for 2012.

Liquidity and Capital Resources

Our cash increased to $127,000 as of December 31, 2011, from $107,000 at December 31, 2010. This increase was due primarily to our increased sales in 2011. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts. Our working capital is negative ($336,000) at December 31, 2011 compared to $264,000 at December 31, 2010.  This decrease is solely due to the construction of our pulse dryer system.  The subcontractor claims we owe $375,000 (included in accounts payable) for work on our pulse dryer system at December 31, 2011, and we are currently assessing performance standards, negotiating final costs and  payment terms.  We reduced operations to only sales and shipping functions in December 2011 and realized a cost savings of approximately $15,000.  We expect to improve our working capital in 2012 from continued growth in sales for 2012.  We do not expect any disruption in operations due to our working capital position.  We will require additional working capital should we wish to implement our plan to add additional drying capacity.  We are exploring obtaining additional capital in 2012.  Our cash flow from operations for 2011 was $186,000 compared to $210,000 for 2010.

In March 2011, we obtained a $100,000 line of credit, with interest due monthly at the higher of prime plus 2% or 6.5%.   We owed $96,251 on this line of credit as of December 31, 2011.

In March 2011, we obtained a $325,000 equipment loan to partially finance the installation of the pulse dryer and building renovations.  The terms of the loan require monthly payments of approximately $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  When the High Springs property is sold, the loan balance outstanding is due in full.

We continue to maintain inventory levels sufficient for one year of sales of THPB, which represented 63% of our sales in 2011.  We maintain a larger inventory of THPB based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  This product has a three week or more lead time to acquire from our regular foreign supplier in bulk quantities. Because we now maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park.  In 2010 and 2011, we capitalized $1,151,000 in equipment and improvements for the new building and pulse drying operation.  We obtained a loan in the amount of $325,000 in 2011 to partially finance construction.  The balance was paid for out of cash flow or is currently owed to subcontractors and vendors. We currently have our High Springs property listed for sale for $549,000.

We installed a solar electric renewable energy system on the rooftop of our pulse drying building, which was operational in November 2011.  The system is designed to generate 140 KWH of electric power and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We intend to sell electricity generated in excess of our needs, if any, to our local utility at prevailing rates.  The cost of the solar equipment and installation was $186,000, and we have received Federal and other grants that subsidized $99,000 of the cost.

In 2011, we issued 284,319 shares of our common stock as a bonus to our officers and employees.  We issued 2,105,000 shares of our common stock to officers and employees for compensation earned under employment agreements for 2010.

At December 31, 2011, we have $815,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $225,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire. However, $195,000 of our net operating losses expired in 2010.  We did not record a provision or benefit for income taxes in 2011.  In 2010, we recorded a $25,000 provision for income taxes due to the reduction of our deferred tax assets as the result of the expiration of these net operating loss carryforwards.

We have no off-balance sheet arrangements as of December 31, 2011.

Results of Operations

For 2011, we had a net loss of ($98,000), compared to net loss in 2010 of ($38,000), after a $25,000 income tax provision.

Controlling cash expenses continues to be management’s primary fiscal tool. However, growth requires increased expenditures and while we feel it is appropriate during the current growth stage to engage consultants that can help the Company in financial areas outside its expertise; these consulting fees will act to reduce profitability. We have been able to increase revenues to balance these new expenses, but cannot be sure such effort will be sufficient in the short term to sustain the favorable cash flow we have been enjoying.

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

2011 compared to 2010

Total product sales for 2011 were $1,032,000, a 30% increase over 2010 product sales of $793,000. Sales for 2011 were the highest sales reported in our history, and 2010 was our second highest sales total. We believe the increase in sales from 2010 to 2011 is due primarily to recent publicity regarding use of Trappsol® HPB to treat NPC. Our sales of Trappsol® HPB increased to $889,000 in 2011 from $690,000 in 2010.  This increase is due primarily to a new exporter that is selling our Trappsol® Cyclo ™ for treatment of Brazilian children.  Our sales of Aquaplex® are primarily to one customer, Sigma-Aldrich Fine Chemical, Inc. (SAFC), which is the world’s largest distributor of chemicals for research.   Sales of Aquaplex® were $143,000 for 2011 compared to $103,000 for 2010.  This increase of 38% is not considered a trend, but is representative of the purchase pattern of SAFC, the one customer. Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual sales volume. In 2011, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen Sciences, LLC, accounted for 55% of our sales; the largest accounted for 28% of sales. In 2010, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Seimens Healthcare Diagnostics, Inc, Thermofisher Scientific Diagnostics, Inc. and Qiagen Sciences, LLC) accounted for 46% of our sales; the largest accounted for 13% of sales. This increase results from the increase in the number of customers purchasing HPB and the increase in the size of our average HPB sale.  Our usual smaller sales of HPB occur more frequently throughout the year compared to our extraordinary large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly sales and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer’s market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

We recognized no consulting income in 2011 compared to $9,000 for 2010.  Historically, consulting income has not been a significant percentage of our revenues and we do not expect it to be significant in the future.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $274,000 for 2011 compared to $115,000 for 2010. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales increased to 26.5% for 2011 from 14.5% for 2010.  This change was primarily due to a $145,000 sale in 2011 with a 93% product cost.  Absent this sale, our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for 2011 was 15.7%.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2011 or 2010.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins.  Therefore, our margins on these sales may decline. Our currency exchange expense was $396 and $413 in 2011 and 2010, respectively.

Personnel expenses decreased 4% to $344,000 for 2011, from $358,000 for 2010. Our gross payroll also decreased 4% to $329,000 for 2011 from $374,000 for 2010.  Beginning in April 2010, we self performed much of our pulse dryer installation and building renovations using our employees and we capitalized our personnel costs directly related to these improvements, which reduced our payroll expenses.  We have no current plans for additional construction or to capitalize additional personnel costs.  We also reduced operating costs to only sales and shipping functions in December 2011 at a personnel cost savings of approximately $15,000.  The decrease in personnel expense is also due to less stock compensation in 2011 compared to 2010.  In 2011, we awarded $27,000 in stock bonuses to employees compared to $94,000 in stock bonuses for 2010.  We expect personnel costs to increase in 2012 as the result of reduced capitalized salaries into our construction projects and the addition of marketing and production personnel.

Consulting expense, paid primarily by the issuance of common stock, increased 46% to $121,000 for 2011 from $82,000 for 2010.  During 2011, we hired consultants to perform certain investor and public relations activities and issued them 815,679 shares of our Common Stock.  We have no ongoing agreements that include stock compensation at December 31, 2011.

Professional fees increased 21% to $178,000 for 2011 from $148,000 for 2010.  This increase was due primarily to addressing compliance matters and we expect our professional fees to return to historical levels.  However, professional fees may increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 94% to $145,000 for 2011 from $75,000 for 2010. The increase is due primarily to increased expenses of our new pulse dryer facility and maintaining our former office property.  We have also increased advertising, investor relations, and insurance costs.  We expect to increase sales, marketing, travel and other general expenses to create a sales and marketing department, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased 56% to $33,000 for 2011 from $21,000 for 2010.   We expect our depreciation expense will increase in 2012, after our pulse dryer and new facilities are put into service.

Freight and shipping decreased 28% to $11,000 for 2011, from $15,000 for 2010, due to decreased amount of materials purchased in 2011 compared to 2010. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

Investment and other income decreased 50% to $2,000 for 2011, from $4,000 for 2010. This decrease is due to the reduction in our cash balances in 2011 resulting from expenditures for capital improvements.

Interest expense increased to $26,000 for 2011, after capitalizing $13,000 into construction in progress from $4,000 for 2010.  We financed the acquisition of our new facility at the end of 2010 and obtained an equipment loan in March 2011.  We expect interest expense to increase in 2012 compared to 2011 as no interest will be capitalized in 2012.

We did not recognize a provision for income taxes in 2011 as there were no significant additions or subtractions from our deferred tax asset.  We recognized a provision for income taxes of $25,000 in 2010 due to the expiration of some of our unused net operating loss carryforwards, which reduced our deferred tax asset. In 2010, we increased our valuation allowance on our deferred tax asset due to our inability to utilize certain net operating losses before they expired.

We recognized a net loss after income taxes of ($98,000) for 2011 compared to net loss after taxes of ($38,000) for 2010.

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CDs in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We plan to add a sales and marketing department and add independent sales representatives.  We continue to pursue mutually beneficial relationships with major CD manufacturer(s) and specialty CD labs to distribute their products.  We are a distributor in North America of the CD products that are manufactured by Cyclodextrin Research & Development Laboratory of Budapest, Hungary.

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

Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Our corporate offices are currently located at our new pulse dryer facility, which we acquired in September 2010 for $468,000.  The 7,200 sq. ft. building is located on two acres in an established industrial park located in Alachua, Florida.   In 2009, we acquired a pulse dryer for $250,000. During 2011, we installed the pulse dryer and constructed a manufacturing system at a cost of $1,151,000 to meet c-GMP standards.  The Alachua building and surrounding land allows for future expansion beyond our current planned operations.

We own a 40 acre site that is zoned agricultural use in High Springs, Florida that is the site of our former corporate headquarters.  This property is currently idle and listed for sale for $549,000.  There is no debt on this property, but it is collateral on our equipment loan.

Valuation Allowance on Deferred Tax Assets

At December 31, 2011, we have a $225,000 net deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $97,000, due primarily to the expiration of some of our net operating losses before we can utilize them.

For 2011, we reported net loss before income taxes of ($98,000).  Our deferred net tax asset decreased by $2,000, which is offset by reducing our deferred tax valuation allowance by $2,000 based on our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage is 30% at December 31, 2011.

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

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by extent we believe a portion will not be realized. We consider many factors when a valuation allowance to assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial statement losses for five of the prior seven years, we have also recognized taxable income for four of the prior seven years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2011, we would need to generate approximately $800,000 of taxable income to fully utilize our $225,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior six years, the trend of increased sales from 2006 through 2011 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Current sales growth is due to increased interest and sales of our product THPB during 2011 and 2010, which is expected to continue into 2012 and future years.  We also expect our new pulse dryer and the interest in THPB to increase the demand and sales of our other products.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.

We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Averett Warmus Durkee Osburn Henning, P.A.

Orlando, Florida
March 15, 2012

BAUMANN, RAYMONDO & COMPANY, PA
405 NORTH REO STREET, SUITE 200
TAMPA, FL 33609

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

\s\ Baumann, Raymondo & Company PA

Tampa, Florida
March 14, 2011

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$127,077	$106,753
Accounts receivable, net	46,365	78,962
Inventory	142,017	175,364
Other current assets	820	5,132
Total current assets	316,279	366,211

PROPERTY AND EQUIPMENT, NET	1,722,116	1,330,973

OTHER ASSETS
Property held for sale	512,319	-
Deferred tax asset	225,000	225,000
Deferred costs, net of accumulated amortization of
$11,453 and $7,000, respectively	14,551	9,500
Total other assets	751,870	234,500

TOTAL ASSETS	$2,790,265	$1,931,684

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$528,987	$90,015
Line of credit	96,251	-
Current portion of long-term debt	27,217	12,606
Total current liabilities	652,455	102,621

LONG-TERM LIABILITIES
Long-term debt, less current portion	713,338	426,369

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 36,575,070 and
35,408,822 shares issued and outstanding, respectively	3,657	3,540
Preferred stock, par value $.0001 per share,
5,000,000 shares authorized;
Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,831,636	3,712,208
Accumulated deficit	(2,410,821)	(2,313,054)
Total stockholders' equity	1,424,472	1,402,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,790,265	$1,931,684

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

REVENUES
Product sales	$1,031,849	$793,404
Consulting income	-	8,968
	1,031,849	802,372

EXPENSES
Personnel	343,633	358,460
Cost of products sold
(exclusive of depreciation and
amortization, shown separately below)	273,756	114,660
Consulting	121,472	82,450
Professional fees	178,177	147,705
Office and other	145,369	74,832
Amortization and depreciation	32,747	20,940
Freight and shipping	10,953	15,191
	1,106,107	814,238

LOSS FROM OPERATIONS	(74,258)	(11,866)

OTHER INCOME (EXPENSE)
Investment and other income	2,299	3,643
Interest expense	(25,808)	(4,305)
Total other income (expense)	(23,509)	(662)

LOSS BEFORE INCOME TAXES	(97,767)	(12,528)

PROVISION FOR INCOME TAXES	-	(25,000)

NET LOSS	$(97,767)	$(37,528)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	35,807,497	33,710,809

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity

Balance,
December 31, 2009	31,103,822	$3,110	$3,483,427	$(9,228)	$(2,275,526)	$1,201,783

Shares issued to employees	1,987,500	198	93,790	-	-	93,988

Shares issued to consultants	117,500	12	4,688	-	-	4,700
Shares issued to consultants	2,200,000	220	131,780	-	-	132,000
Sale of treasury stock	-	-	(1,477)	9,228	-	7,751

Net loss	-	-	-	-	(37,528)	(37,528)

Balance,
December 31, 2010	35,408,822	3,540	3,712,208	-	(2,313,054)	1,402,694

Shares issued to employees	284,319	29	27,265	-	-	27,294

Shares issued to consultants	881,929	88	92,163	-	-	92,251

Net loss	-	-	-	-	(97,767)	(97,767)

Balance,
December 31, 2011	36,575,070	$3,657	$3,831,636	$-	$(2,410,821)	$1,424,472

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,767)	$(37,528)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization	32,747	20,940
Provision for doubtful accounts	(6,000)	6,000
Stock compensation to consultants	88,888	69,000
Stock compensation to employees	27,294	93,988
Deferred income taxes	-	25,000
Other	-	9,894
Increase or decrease in:
Accounts receivable	38,597	(44,537)
Inventory	33,347	9,898
Other current assets	4,312	(5,132)
Accounts payable and accrued expenses	64,363	62,339
Total adjustments	283,548	247,390

NET CASH PROVIDED BY OPERATING ACTIVITIES	185,781	209,862

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(553,784)	(442,676)
Payment of deferred costs	-	(6,500)

NET CASH USED IN INVESTING ACTIVITIES	(553,784)	(449,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	325,000	-
Proceeds from line of credit	96,251	-
Proceeds from sale of stock	-	7,751
Payments on long-term debt	(23,420)	(1,025)
Loan costs	(9,504)	-
Payments received on stockholder loan	-	469

NET CASH PROVIDED BY FINANCING ACTIVITIES	388,327	7,195

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,324	(232,119)

CASH AND CASH EQUIVALENTS, beginning of period	106,753	338,872

CASH AND CASH EQUIVALENTS, end of period	$127,077	$106,753

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of land and building with debt	$-	$440,000

Common stock awards capitalized as equipment	$3,363	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$39,215	$4,305

Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements:

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

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2011 will be immaterial.  We provided a provision for doubtful accounts of $6,000 at December 31, 2010.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  No impairments were identified or recorded in 2011 or 2010.

(g) PROPERTY HELD FOR SALE–– Property held for sale consists of 40 acres of land and buildings located in High Springs, Florida.  This property was used for operations and our corporate offices through September 30, 2011, and is currently vacant.  Property is classified as held for sale when management’s intent is to sell the property and the applicable accounting criteria are satisfied.  This determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur.  Actual results could differ from those assumptions.  Upon designation as held for sale, the carrying values of the assets are recorded at the lower of the carrying value or the estimated fair value, less estimated selling costs.  Assets held for sale are no longer depreciated.  We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets.  No impairment was recorded during 2011.

(h) DEFERRED COSTS––Deferred costs consist of primarily of loan costs. Deferred costs are amortized using the straight-line method over their respective estimated useful lives, which approximates the effective interest method

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(i) REVENUE RECOGNITION––We recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met.

(j) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incurred $9,700 in advertising expenses for 2011 and none in 2010.

(l) START-UP COSTS––Start-up costs are expensed as incurred.

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(n) NET INCOME (LOSS) PER COMMON SHARE––Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented. For stock earned under employment and consulting agreements (see Note 2), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(o) STOCK BASED COMPENSATION––The Company periodically awards stock to employees.  For stock issued under annual employment contracts, an expense is recognized equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month, less a 20% discount if the stock is restricted for at least six months. The Company also issues periodic stock bonuses to employees. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the award date, less a 20% discount if the stock is restricted for at least six months. The Company periodically issues stock to consultants under consulting agreements. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded, less a 20% discount if the stock is restricted for at least six months.

(p) FAIR VALUE MEASUREMENTS AND DISCLOSURES–The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

We have no assets or liabilities that were measured using fair value at December 31, 2011 or 2010.

For short-term  classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of our long-term debt is estimated based on the present value of the underlying cash flows discounted at current rates offered the Company for similar debt.  At December 31, 2011 and 2010, the carrying value of long-term debt approximated fair value.

(q) RECLASSIFICATIONS––Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform to the 2011 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

(r) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(2) COMMITMENTS AND CONTINGENCIES:

For 2012, the Company has employment agreements with three officers for total annually salaries of $216,000.

For 2010, we had employment agreements with two officers, Mr. Strattan and Mr. Fails, for total monthly cash salaries of $12,500 and $3,500, respectively. From January 1, 2010 to January 31, 2010, Mr. Strattan’s monthly salary was $12,500.  From January 31, 2010 to September 30, 2010, Mr. Strattan’s monthly salary was $7,000 in cash and $5,500 in shares based on the formula below.  Mr. Fail’s monthly salary for 2010 was $3,500. The number of shares due Mr. Strattan each month was equal to $5,500 divided by eighty percent of the closing price of the Company’s Common Stock on that last day of each month. We recognized an expense equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by the number of shares awarded for that month. On October 1, 2010, Mr. Strattan’s employment agreement was modified retroactively to January 1, 2010 and the stock compensation provision was eliminated.  Effective February 15, 2010, we entered into a two-year Employment Agreement with Jeffry L. Tate, Ph.D. to serve as president and chief operating officer of our wholly owned subsidiary, NanoSonic Products, Inc., with an annual salary of $120,000.  In December 2010, we awarded 1,987,500 shares of Company stock bonuses to Mr. Strattan, Mr. Fails and Mr. Tate and recorded an expense of $93,988.  The stock is subject to trading restrictions under Rule 144.

In December 2011, we awarded 284,319 shares of common stock as bonuses to employees and recorded an expense of $27,294.

Effective September 1, 2011, we hired a consultant to perform certain corporate finance and investor communication activities through August 31, 2012, for 500,000 shares of our common stock and $4,300 per month.  We issued the 500,000 shares and recorded an expense of $64,000 in 2011.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2) COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

For 2011, two construction subcontractors earned 66,250 shares of common stock for work on our pulse dryer and we capitalized $3,363.  Also in 2011, a consultant earned 315,679 shares of common stock for public and investor relations services and we recorded an expense of $24,888.

During 2010, we issued 2,317,500 shares of Common Stock to three consultants. We recorded an expense of $69,000 and capitalized $1,700 as construction in progress in 2010.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

In 2011, two major customers accounted for 38% of total sales.  In 2010, three major customers accounted for 38% of total sales.

Substantially all inventory purchases were from three vendors in 2011 and four vendors in 2010.

We have only one source for certain manufacturing inventory. However, we have manufactured these products in the past and could do so again, if necessary. There are multiple sources for our other inventory products.

(4) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(a) DEMAND AND CERTIFICATE OF DEPOSITS––We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits.

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and the Hungary. Three customers accounted for 82% of the accounts receivable balance at December 31, 2011. Three customers accounted for 73% of the accounts receivable balance at December 31, 2010. We have no policy requiring collateral or other security to support our accounts receivable.

(5) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2011	2010

Land	$85,781	$149,636
Building and improvements	405,549	968,259
Machinery and equipment	113,744	284,951
Office Furniture and equipment	50,209	51,381
	655,283	1,454,227
Less: accumulated depreciation	84,036	187,293
	571,247	1,266,934

Equipment not yet in service	1,150,869	64,039

Property and equipment, net	$1,722,116	$1,330,973

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(5) PROPERTY AND EQUIPMENT: :  (CONTINUED)

In September 2010, we acquired land and building at a cost of $475,000 for a pulse drying facility.  Equipment not yet in service includes our pulse dryer system that we constructed.  Our capitalized cost includes approximately $13,400 of interest capitalized in 2011.  The pulse dryer system was substantially complete at the end of 2011, but was not placed in service until January 2012.

(6) DEBT:

We have a mortgage note payable in the amount of $440,000, collateralized by land and a building we acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until January 2, 2011, (ii) monthly installments of principal and accrued interest in the amount of $2,995 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015.  The principal amounts outstanding were $426,312 and $438,975, at December 31, 2011 and 2010, respectively.

In March 2011, we obtained a $325,000 equipment loan to complete the installation of the pulse dryer and building renovations.  The terms of the loan require monthly payments of approximately $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  The loan is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our President and Chief Executive Officer.   When the High Springs property is sold, the loan balance outstanding is due in full.    The loan is also subject to an annual minimum debt service coverage ratio of 1.25 to 1.  The principal amount outstanding was $314,243 at December 31, 2011.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2012	$27,217
2013	28,882
2014	30,650
2015	401,074
2016	252,732
Thereafter	-
$740,555

In March 2011, we obtained a $100,000 line of credit, due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our President and Chief Executive Officer.   We owed $96,251 on this line of credit as of December 31, 2011.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(7) PREFERRED STOCK:

In 2004, we amended our Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by the common shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004, we issued one share of the Series A Preferred Stock to our majority common shareholder in exchange for 1,029,412 shares of Common Stock held by the majority common shareholder, which were surrendered to the Company and cancelled.

(8) TREASURY STOCK:

In 2009, we reacquired 162,780 shares of our previously outstanding Common Stock for $9,228. Treasury stock is recorded at acquisition cost. We sold the 162,780 shares of treasury stock for $7,751 during 2010.

(9) INCOME TAXES:

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

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a deferred tax asset of approximately $322,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred losses for five of the prior seven years, we have also recognized taxable income for four of the prior seven years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2011, we would need to generate approximately $800,000 of taxable income to fully utilize our $225,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior seven years, the trend of increased sales from 2006 through 2011 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized,

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(9) INCOME TAXES:  (CONTINUED)

unpredictability of future sales and profitability, the future operations of our pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB during 2011 and 2010, which is expected to continue into 2012 and future years.  We also expect the interest in THPB to increase the interest and sales of our other products.

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

We have available at December 31, 2011, unused net operating loss carryforwards totaling approximately $815,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2017	$206,000
2020	280,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	25,000
Total	$815,000

For 2011, we did not record a benefit or provision for income taxes.  We decreased our net deferred tax asset by $2,000 and we also decreased our valuation allowance by $2,000 based on our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage is 30% at December 31, 2011.

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

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(9) INCOME TAXES:  (CONTINUED)

The components of the provision for income taxes are as follows for the years ended December 31:

	2011	2010

Current income tax benefit (expense)	$-	$2,000
Tax benefit (expense) of temporary differences	(2,000)	34,000
Expiration of net operating loss carryforward	-	(44,000)
Decrease (increase) in valuation allowance	2,000	(17,000)
Total net tax benefit (expense)	$-	$(25,000)

Significant components of the Company’s deferred Federal income taxes were as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$229,000	$236,000
Stock-based compensation expense	93,000	86,000
Depreciation and amortization expense	-	2,000
Total deferred tax assets	322,000	324,000
Less valuation allowance	(97,000)	(99,000)
Deferred tax assets, net of valuation	225,000	225,000
Deferred tax liabilities	-	-
Net tax assets	$225,000	$225,000

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% for 2011 and 2010, is summarized as follows:

	2011	2010

Tax benefit (expense) at Federal statutory rate	$27,000	$1,500
Effect of State taxes	4,000	500
Nondeductible expenses	(15,000)	-
Effect of surtax exemption	(8,000)	-
Expiration of net operating loss	-	(44,000)
Valuation allowance - net operating loss	(2,000)	(17,000)
Other	(6,000)	-
Stock-based compensation	-	34,000
Total tax benefit (provision)	$-	$(25,000)

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2008, except for net operating loss carryforwards from periods prior to 2008.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

 CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(10) EMPLOYEE BENEFIT PLAN:

We maintain a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2011 and 2010, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $11,505 and $4,239 for 2011 and 2010, respectively.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.  The remedial action taken by the Company is discussed in the following sections of this Report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of
December 31, 2011, we identified the following material weakness:

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

Remediation and Changes in Internal Controls

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by our independent public accountants in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance With Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers:  The ages of individuals are provided as of March 15, 2012:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	66	Director, CEO, Chairman	1990
Jeffrey L. Tate, Ph.D.	54	Director, Executive Vice President	2010
George L. Fails	67	Director, Operations Manager	2001

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

Dr. Jeffrey L. Tate has served as Executive Vice President and Director of the Company since August 2010.  Dr. Tate has been President and Chief Executive Officer of NanoSonic Products, Inc., a wholly-owned subsidiary of the Company responsible for the Company’s product Aquaplex®, since February 2010.  Since July 2010, Dr. Tate has served as Secretary and Treasurer of two of the Company’s other wholly-owned subsidiaries, Ferrazo Environmental Technologies, Inc. and Sphingo Biotech, Inc.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using spray drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with NanoSonic Products, Inc. and his experience with spray drying technology.

George L. Fails has been Operations Manager and a Director of the Company since 2001.  He has served as President of Cyclodextrin Technologies Development , Inc. (CTD, Inc.), a wholly-owned subsidiary of the Company, since 2009 and Operations Manager of CTD, Inc. since 2000. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator officer with the U.S. Marshall’s service. From 1965 until his retirement in 1986, Mr. Fails served with the U.S. Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his B.A. from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal Police Academy in Little Rock, Arkansas.

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

Audit Committee Financial Expert

No one on our Board of Directors can be deemed to be an audit committee financial expert. Our business structure is not complex. Responsibility for our operations is centralized within our executive management, which is comprised of three persons. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person, and therefore, we may find it difficult to attract such a candidate.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to Investor Relations Department, c/o CTD Holdings, Inc., 14120 NW 126th Terrace, Alachua, Florida 32615.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and representations from the certain reporting persons, we believe that during the year ended December 31, 2011, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2010 and 2011 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

					Long-term Compensation
	Annual Compensation				Awards			Payouts
Name & Principal	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Awards ($)		Securities underlying Options/SARs (#)	LTIP Year Payouts ($)	All Other Compensation ($) (7)

C.E. Rick Strattan	2011	99,000	-	-	5,000	(1)	-	-	2,200
CEO and Chairman	2010	66,480	-	-	66,000	(4)	-	-	-

Jeffery L. Tate	2011	120,000	-	-	5,000	(2)	-	-	4,000
Executive V.P.	2010	110,000	-	-	10,000	(5)	-	-	-

George L. Fails	2011	42,000	-	-	5,000	(3)	-	-	1,120
President	2010	42,000	-	-	3,500	(6)	-	-	1,200

(1) Reflects award of 52,083 shares, which were awarded in 2011 as a discretionary bonus to Mr. Strattan.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2) Reflects award of 52,083 shares, which were awarded in 2011 as a discretionary bonus to Mr. Tate.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(3) Reflects award of 52,083 shares, which were awarded in 2011 as a discretionary bonus to Mr. Fails.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(4) Reflects award of 1,650,000 shares, which were awarded in 2010 as a discretionary bonus to Mr. Strattan.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(5)  Reflects award of 250,000 shares, which were awarded in 2010 as a discretionary bonus to Mr. Tate.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(6)  Reflects award of 8,750 shares, which were awarded in 2010 as a discretionary bonus to Mr. Fails.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(7)  )  In 2011, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $2,200, $4,000 and $1,120 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.  In 2010, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $940 and $200 to Mr. Strattan and Mr. Fails, respectively.

Employment Agreements

Effective January 1, 2010, we entered into a one-year Employment Agreement with C.E. Rick Strattan to serve as the Company’s Chairman and Chief Executive Officer,  This contract was not extended at December 31, 2010, and Mr. Strattan was employed during 2011 at a base annual salary of $108,000, of which the payment of $3,500 per month were deferred and will be paid in 2012.  Effective January 1, 2012, we entered into a one-year Employment Agreement with Mr. Strattan as Chairman and Chief Executive Officer of CTD Holdings, Inc. with an annual salary of $48,000 through December 31, 2012.

Effective February 15, 2010, we entered into a two-year Employment Agreement with Jeffrey L. Tate, Ph.D. to serve as president and chief operating officer of our wholly owned subsidiary NanoSonic Products, Inc., with an annual salary of $120,000. Effective January 1, 2012, we entered into a new employment contract with Jeffrey L. Tate, Ph.D. as President of NanoSonic Products, Inc. with an annual salary of $120,000 through December 31, 2012.

Effective January 1, 2010, we entered into a one-year Employment Agreement with George L. Fails to serve as President of Cyclodextrin Technologies Development, Inc. This contract was not extended at December 31, 2010, and Mr. Fails was employed during 2011 at a base annual salary of $42,000.  Effective January 1, 2012, we entered into a one-year Employment Agreement with Mr. Fails as President of Cyclodextrin Technologies Development, Inc. with an annual salary of $48,000 through December 31, 2012.

Compensation of Directors

None of our directors receives any compensation for serving as such. During the fiscal year ended December 31, 2011, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock and Series A Preferred Stock of the Company on March 15, 2012, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2012 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 36,681,543 shares of Common Stock and one share of Series A Preferred Stock outstanding as of March 15, 2012.

Names and Address of Individual or Identity of Group	Class of Stock	Amount and Nature of Beneficial Ownership	Approximate % of Class

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Common Stock	24,548,758(1)	66.92%

Jeffrey L. Tate 6709 NW CR 235 Alachua, FL 32615	Common Stock	302,083	*

George L. Fails 2420 N.W. 142 Avenue Gainesville, FL 32609	Common Stock	1,486,332	4.05%

All Officers and Directors as a group	Common Stock	26,337,173	73.55%

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Series A Preferred Stock	1	100%
___________
*           Less than 1%.
(1)         Includes 5,850,000 shares of Common Stock owned by The First Bridge University, Incorporated (“First Bridge”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code.  Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of First Bridge.

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

Total:

Note to Equity Compensation Plan Table:

In 2011, 52,083 shares of common stock were issued each to Mr. Strattan, Mr. Tate and Mr. Fails, respectively as one-time bonuses.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the employment agreements, we have not engaged in any transactions with related parties since January 1, 2011.  For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2011 and 2010 for professional services rendered by the former principal accountant, Baumann, Raymondo & Company, P.A. for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $26,250 and $43,250.  The aggregate fees billed in 2011 for professional services rendered by the principal accountant, Averett Warmus Durkee Osburn Henning, P.A. for the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $9,000.

Audit-Related Fees

No fees were billed during the last fiscal year for any assurance and related services by Averett Warmus Durkee Osburn Henning, P.A. or Baumann, Ramondo & Company, P.A. that are not reported under the caption “Audit Fees”.

Tax Fees

No fees were billed during the last fiscal year for professional services rendered by Averett Warmus Durkee Osburn Henning, P.A. or Baumann, Ramondo & Company, P.A. for tax compliance, tax advice, or tax planning.

All Other Fees

No other fees were billed during the last fiscal year for professional services provided by Averett Warmus Durkee Osburn Henning, P.A. or Baumann, Raymondo & Company, P.A.

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

10.1	Employment Agreement dated as of January 1, 2012 between the Company and C.E. Rick Strattan†*

10.2	Employment Agreement dated as of January 1, 2012 between the Company and George L. Fails†*

10.3	Employment Agreement dated as of January 1, 2012 between NanoSonic Products, Inc. and Jeffrey L. Tate, Ph.D.†*

10.4
Employment Agreement of Louis S. Weltman dated July 1, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 19, 2010). †

10.5
Commercial Contract dated August 12, 2010 by and between NanoSonic Products, Inc. and Damon and Danielle Stone (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2010).

10.6
Mortgage Note dated September 15, 2010 made by NanoSonic Products, Inc. and CTD Holdings, Inc. in favor of Damon and Danielle Stone (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2010).

10.7
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

10.9
Promissory Note dated March 22, 2011 in the principal amount of $325,000 made by CTD Holdings, Inc. in favor of SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.10
Security Agreement dated March 22, 2011 by and between CTD Holdings, Inc. and SunState Federal Credit Union (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2011).

10.11
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

21.1	Subsidiaries of the small business issuer *

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN, Chief Executive Officer (principal executive, financial and accounting officer) Date: March 15, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN, Chief Executive Officer (principal executive, financial and accounting officer) Date: March 15, 2012

By:	/s/ George L. Fails
GEORGE L. FAILS Director Date: March 15, 2012

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE Director Date: March 15, 2012