Form 10-Q
period 2012-03-31
CTD HOLDINGS INC
filed 2012-05-21
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2012.

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

As of May 15, 2012, the Company had outstanding 36,681,543 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,564	$127,077
Accounts receivable, net	210,844	46,365
Inventory	159,310	142,017
Other current assets	899	820
Total current assets	396,617	316,279

PROPERTY AND EQUIPMENT, NET	1,694,396	1,722,116

OTHER ASSETS
Property held for sale	512,319	512,319
Deferred tax asset	207,000	225,000
Deferred costs, net	13,258	14,551
Total other assets	732,577	751,870

TOTAL ASSETS	$2,823,590	$2,790,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expense	$456,899	$528,987
Line of credit	96,000	96,251
Current portion of long-term debt	43,274	27,217
Total current liabilities	596,173	652,455

LONG-TERM LIABILITIES
Long-term debt, less current portion	757,172	713,338

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,575,070 and 36,575,070 shares issued and outstanding, respectively	3,657	3,657
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,831,636	3,831,636
Accumulated deficit	(2,365,048)	(2,410,821)
Total stockholders' equity	1,470,245	1,424,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,823,590	$2,790,265

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Product sales	$384,979	$254,366
Drying services	56,930	-
	441,909	254,366

EXPENSES
Personnel	95,591	81,623
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	109,544	46,691
Repairs and maintenance	5,048	981
Consulting stock expense	-	240
Professional fees	77,370	104,540
Office and other	34,272	16,823
Amortization and depreciation	40,321	5,802
Freight and shipping	3,456	2,093
	365,602	258,793

OPERATING INCOME (LOSS)	76,307	(4,427)

OTHER INCOME (EXPENSES)
Investment and other income	1,007	91
Interest expense	(13,541)	(5,885)
	(12,534)	(5,794)

INCOME (LOSS) BEFORE INCOME TAXES	63,773	(10,221)

Income taxes	18,000	-

NET INCOME (LOSS)	$45,773	$(10,221)

NET INCOME (LOSS) PER COMMON SHARE	$.00	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,575,070	35,412,405

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,773	$(10,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,321	5,802
Deferred income taxes	18,000	-
Loss on disposal of equipment	-	13
Stock compensation to consultant	-	240
Increase or decrease in:
Accounts receivable	(164,479)	(31,633)
Inventory	(17,293)	10,403
Other current assets	(79)	4,399
Accounts payable and accrued expenses	71,563	18,541
Total adjustments	(51,967)	7,765

NET CASH USED IN OPERATING ACTIVITIES	(6,194)	(2,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(47,159)	(67,577)
Increase in deferred costs	-	(9,504)

NET CASH USED IN INVESTING ACTIVITIES	(47,159)	(77,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	325,000
Payments on notes payable	(47,909)	(3,102)
Payments on line of credit	(251)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	(48,160)	321,898

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,513)	242,361

CASH AND CASH EQUIVALENTS, beginning of period	127,077	106,753

CASH AND CASH EQUIVALENTS, end of period	$25,564	$349,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,541	$5,885

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The information presented herein as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited.

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

Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

(2) INVENTORY

Our inventory includes $24,000 of work-in-process inventory at March 31, 2012. We did not have work-in-process inventory prior to 2012.

(3) PROPERTY AND EQUIPMENT

In January 2012, we commenced operations of our pulse spray dryer. The total cost of the dryer and operating components was approximately $1,162,000, including capitalized interest of approximately $13,400.

(4) LONG-TERM DEBT

Our mortgage note payable in the amount of $440,000 is collateralized by land and a building located in Alachua, Florida. Monthly payments of $2,995, including principal and interest at 5.375%, are due beginning January 1, 2011 through and including August 1, 2015, with a final balloon payment of approximately $376,000 due in September 2015.

Our $325,000 equipment loan is collateralized by substantially all of the Company’s assets, including a mortgage on our 42 acre complex located in High Springs, Florida and is guaranteed by C.E. Rick Strattan, the Company’s Chairman and Chief Executive Officer. Monthly payments of approximately $2,833, including principal and interest at 6.5%, are due with a final balloon payment due in March 2016. When the High Springs property is sold, the $325,000 equipment loan becomes due in full. The loan is also subject to an annual minimum debt service coverage ratio of 1.25.

Our $107,800 note payable is collateralized by the solar electric system with monthly payments of $2,290, including principal and interest at 10%.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2012	$43,274
2013	52,244
2014	56,459
2015	398,648
2016	249,821
Thereafter	-
$800,446

(5) LINE OF CREDIT

Our $100,000 line of credit is due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our Chairman and Chief Executive Officer. We owed $96,000 and $96,251 on this line of credit as March 31, 2012 and December 31, 2011, respectively.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(6) INCOME TAXES:

The Company reported net income for the three months ended March 31, 2012 and recorded an $18,000 tax provision and decreased its deferred tax asset.

The Company reported a net loss for the three months ended March 31, 2011. The Company increased the valuation allowance of its deferred tax asset by approximately $4,000, and did not record a decrease in its net deferred tax asset or record an income tax benefit based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

(7) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  For stock awarded under employment and other agreements (see Note 9), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(8) CONCENTRATIONS:

Sales to three major customers accounted for 54% of total sales for the three months ended March 31, 2012. Sales to three major customers accounted for 57% of total sales for the three months ended March 31, 2011.

Substantially all 2012 and 2011 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

(9) COMMITMENTS AND CONTINGENCIES:

For 2012, the Company has employment agreements with three officers for total annual salaries of $216,000.  For 2011, the Company had employment agreements with three officers for total annual salaries of $273,000.

There were no stock awards for the three months ended March 31, 2012.  For the three months ended March 31, 2011, two subcontractors earned 6,500 shares of common stock for services rendered to the Company.  The Company capitalized $90 and expensed $240 for these stock awards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2011.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990.  Prior to 2012, substantially all of our revenues were derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  In the first quarter of 2012, we completed our first pulse drying contract for over two metric tons of material for one of our product suppliers.  Our sales are primarily to chemical supply companies, diagnostic kit manufacturers, and to researchers worldwide in a variety of industries including food, flavor, fragrance, pharmaceutical, environmental remediation, and biotech.

We have established wholly-owned subsidiaries and divisions to provide brand awareness to our more significant market segments.  Cyclodextrin Development Technologies, Inc. is our oldest subsidiary and is becoming our distributor of fine chemicals in smaller quantities (under two kilograms).  NanoSonic Products, Inc. offers pulse drying services and product sale quantities from two kilograms to metric tons.  Sphingo Biotech, Inc. distributes our Trappsol® Cyclo™ products and is exploring additional uses of this product.  We have created Ferrazo Environmental Technologies, Inc. to develop products for use in the environmental clean-up industry.

Resale of Cyclodextrins

We acquire our products principally from various manufacturers, depending on price, quality, and specific physical and chemical product properties.  As manufacturing of cyclodextrins is limited in the United States, we purchase from around the world,  largely from Wacker Biosolutions, a division of Wacker Chemie AG (Germany); with a production facility located in Adrian, Michigan, Hangzhou Chemical Company in China and Cyclodextrin Research & Development Laboratory in Hungary.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates could make domestic sources more competitively priced. We make technical and commercial information about cyclodextrins available to our customers. We also offer our customers our knowledge of the physical chemical properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us are unpredictable. We also have four large customers (each whom historically has purchased regularly from us and, has accounted for greater than 10% of our annual revenues in certain years) who have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold will continue to affect our revenues and product margins. These factors historically have contributed, and are likely to contribute in the future, to significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, we provided a Trappsol® product to one of our customers for a compassionate use Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with Niemann Pick Type C (“NPC”).  NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease to our customer. Our current product is provided in a powder form that requires the use of a compounding pharmacist to create a solution for injection into the patient. We are currently developing an endotoxin controlled liquid solution that will be injected into the patient, which will eliminate the need for the compounding pharmacist to create a solution for injection. Our sales of Trappsol® Cyclo™ increased by 342%, to $84,000 for the three months ended March 31, 2012 from $19,000 for the three months ended March 31, 2011.  We expect our annual sales of Trappsol® Cyclo™ for 2012 will exceed our annual sales of Trappsol® Cyclo™ for 2011 as a result of the designation of Trappsol® Cyclo™ as an orphan drug.

Pulse Drying Services

In January 2012, we commenced operations of our pulse dryer through NanoSonic Products, Inc., a wholly owned subsidiary of CTD. We currently provide the following pulse drying services (i) customer supplied material that includes cyclodextrins, (ii) customer supplied material that does not include cyclodextrins (iii) customer supplied active ingredient in which we will provide cyclodextrins as an added component. We expect the total sales of cyclodextrins to our pulse dryer customers to exceed that of our largest existing resale customer. We are focusing on production of our Aquaplex® water soluble API grade of chemicals, drugs and nutraceutical products.

Liquidity and Capital Resources

Our cash decreased to $26,000 as of March 31, 2012, compared to $127,000 as of December 31, 2011. This decrease was due to commencing operations of our pulse drying facility in January 2012 and payment of long-term debt. Our working capital was ($200,000) as of March 31, 2012, compared to ($336,000) at December 31, 2011. Our negative working capital is the result of unpaid liabilities from completing our pulse dryer system and solar energy system at the end of 2011. We continue to work out payment plans with our subcontractors; the largest subcontractor was owed approximately $178,000 at March 31, 2012. We expect to continue to improve our working capital in 2012 from continued growth in sales. We do not expect any disruption in operations due to our working capital position. We will require additional working capital should we wish to implement our plan to add additional drying capacity. We are exploring obtaining additional capital in 2012. Our cash flows from operations for the first three months of 2012 were ($6,000) compared to ($2,000) for the same period in 2011. Our accounts receivables increased $164,000 and our accounts payables increased $72,000 for the three months ended March 31, 2012.

We continue to maintain inventory levels sufficient for one year of sales of THPB, which represented 63% of our sales in 2011. We mantain a large inventory of THPB based on our estimate of future industry purchase trends, recent product inquiries from our larger customers, and purchase orders we have received for future product deliveries. THPB has a three week or more lead time to acquire from our regular foreign supplier in bulk quantities. Because we maintain a large inventory of THPB in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell THPB in the normal course of business. We began manufacturing our Trappsol® Cyclo™ in a liquid form and $23,875 in manufacturing materials and costs is included in work-in-process inventory at March 31, 2012.

We obtained a $100,000 line of credit facility in 2011, and owed $96,000 at March 31, 2012.

We installed a solar electric renewable energy system on the rooftop of our pulse drying building, which energy system became operational in October 2011. The system is designed to generate 140 kilowatts of electric power per day and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint. We intend to sell electricity generated in excess, if any, of our needs to our local utility at prevailing rates. The cost of the solar equipment and installation was $186,000, and we have received Federal and other grants that subsidized $99,000 of the cost.

Our High Springs property is currently listed for sale at $549,000.

We have no off-balance sheet arrangements at March 31, 2012.

Results of Operations

We had net income after income taxes of $46,000 for the three months ended March 31, 2012, compared to a net loss of $(10,000) for the three months ended March 31, 2011.

In January 2012, we commenced operations of our pulse dryer. Revenues from drying services were $57,000 or 13% of our total revenues for the three months ended March 31, 2012. We did not provide drying services prior to 2012. Our first drying order was completed for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer. We also purchased 154 Kg of this dried product for sale to one of our customers.

For the three months ended March 31, 2012, our product sales consisted of 92% Trappsol® products and 8% Aquaplex® products. During the three months ended March 31, 2011, our product sales consisted of 73% Trappsol® products and 27% Aquaplex® products. We have experienced continued growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended March 31, 2012 increased 51% to $385,000 compared to $254,000 for the same period in 2011. The increase in sales from 2011 to 2012 is due primarily to one customer’s large order ($75,000) of Trappsol® TRMB-P and $73,000 in sales to one customer of Trappsol® Cyclo™ for the three months ended March 31, 2012. We continue to have sales to new customers as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol® Cyclo™ to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's).

Our change in the mix of our product sales for the three months ended March 31, 2012 and 2011 follows:

Trappsol® HPB
Our sales of Trappsol® HPB increased by 12%, to $156,000 from $139,000 for the three months ended March 31, 2012 and 2011, respectively.  We have experienced growing interest in this product and expect this trend of increasing sales to continue in 2012.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 342%, to $84,000 from $19,000 for the three months ended March 31, 2012 and 2011, respectively.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $73,000 (87% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2012.  Our annual 2011 sales to this customer were $101,000 (55% of total 2011 sales of Trappsol® Cyclo™ of $182,000), but there were no sales during the three months ended March 31, 2011. This product is designated as an orphan drug; the population of patients is small and we expect our future sales to increase, but timing of sales will be unpredictable.  We are developing a liquid form of Trappsol® Cyclo™, which will eliminate the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients. We expect to begin our stability study of the liquid form of Trappsol® Cyclo™ in June with the product ready for sale by the end of 2012.

Trappsol® other products
Our sales of other Trappsol® products increased by 424%, to $110,000 from $21,000 for the three months ended March 31, 2012 and 2011, respectively.  This increase was due primarily to one large $75,000 sale during 2012 and we expect our annual sales of these products for 2012 to be consistent with 2011 annual sales.

Aquaplex®
Our sales of Aquaplex® decreased by 46%, to $35,000 for the three months ended March 31, 2012 compared to $65,000 for the three months ended March 31, 2011.  In 2011, one customer purchased more material than the customer historically has purchased, so this decrease was expected. This decrease is not considered a trend, but is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2012, we had three large customers account for 54% of our sales; the largest accounted for 25% of sales. During the three months ended March 31, 2011, we had major large customers account for 57% of our sales; the largest accounted for 26% of sales. This decrease results from the increase in the total number of our customers. The timing of when we receive, supply and ship large periodic orders has a significant effect on our sales and operating results. We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. We added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2012 increased 135% to $110,000 from $47,000 for the same period in 2011. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 28% for the three months ended March 31, 2012 compared to 18% for the three months ended March 31, 2011. This increase results primarily from a large $75,000 sale, which had an unusually low price due to the large volume as part of our efforts to sell larger quantities on a more regular basis. This large sale is part of a series of sales to a customer with which we are establishing ourselves as a long term supplier. Absent this sale, our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for 2012 was 18%.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. We did not incur any currency exchange expense for the three months ended March 31, 2012 or 2011, respectively, as we did not make purchases from foreign suppliers that were not in U.S. dollars during these three month periods.

Personnel expenses increased by 17%, to $96,000 for the three months ended March 31, 2012 from $82,000 for the three months ended March 31, 2011.  In 2011, we performed much of our building renovations using our employees and we capitalized our personnel costs directly related to these improvements. In January 2012, our pulse dryer facility became operational and our employees are now in operations and we are no longer capitalizing personnel costs. We did not award or expense any employee stock compensation for the three months ended March 31, 2012 or 2011.  Our total gross payroll remained constant from the three months ended March 31, 2011 to the three months ended March 31, 2012.

Professional fees decreased 26% to $77,000 for the three months ended March 31, 2012, compared to $105,000 for the three months ended March 31, 2011. This decrease is due in part to our change in auditors and the reduced level of legal and accounting activity in the first quarter of 2012. We expect our professional fees for 2012 to exceed 2011, as we continue to seek additional capital for possible future expansion.

Office and other expenses increased 103% to $34,000 for the three months ended March 31, 2012 compared to $17,000 for the three months ended March 31, 2011. In January 2012, our pulse dryer began operations, which increased our general and administrative expenses. We also hired an investor relations consultant at the end of 2011. We expect to increase sales, marketing, travel and other general expenses to expand our sales and marketing functions, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased to $40,000 for the three months ended March 31, 2012, compared to $6,000 for the three months ended March 31, 2011. This increase is due to depreciation starting in January 2012 of our pulse drying system and related equipment. We expect depreciation expense to continue at this new increased level for the remainder of 2012 and future years.

Freight and shipping increased 65% to $3,000 for the three months ended March 31, 2012 compared to $2,000 for the three months ended March 31, 2011. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

We realized net taxable income for the three months ended March 31, 2012, and recorded a tax provision of $18,000 and decreased our deferred tax asset. We realized a net tax loss for the three months ended March 31, 2011, and recorded an increase in our valuation allowance for the increase in our deferred tax asset of approximately $2,000.

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

b.  Changes in Internal Control.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2011, we identified and reported certain material weaknesses related to our period-end financial reporting process over reporting our contractual obligations that were discovered during our last fiscal quarter.  We developed and implemented a remediation plan that addressed the material weakness discussed above to improve our internal control over the period-end financial reporting process.  Specifically, we have completed the following remedial action: we now require all significant contracts and stock awards to be provided to our accountant within five business days of being executed.

Our management believes that the measure described above has remediated the material weakness identified and strengthened our internal control over the period-end financial reporting process. Our management is committed to improving our internal control processes. As we continue to evaluate and improve our internal control over the period-end financial reporting process, additional measures to address the material weakness or modifications to the remediation procedure described above may be identified.

We made no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2011.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do no undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)