Form 10-Q
period 2012-06-30
CTD HOLDINGS INC
filed 2012-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2012.

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

As of August 13, 2012, the Company had outstanding 36,681,543 shares of its common stock.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,644	$127,077
Accounts receivable, net	68,590	46,365
Inventory	171,624	142,017
Other current assets	820	820
Total current assets	286,678	316,279

PROPERTY AND EQUIPMENT, NET	1,675,964	1,722,116

OTHER ASSETS
Property held for sale	512,319	512,319
Deferred tax asset	225,000	225,000
Deferred costs, net	12,268	14,551
Total other assets	749,587	751,870

TOTAL ASSETS	$2,712,229	$2,790,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,967	$528,987
Line of credit	95,772	96,251
Current portion of long-term debt	43,274	27,217
Total current liabilities	553,013	652,455

LONG-TERM LIABILITIES
Long-term debt, less current portion	745,403	713,338

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,575,070 shares issued and outstanding	3,657	3,657
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,831,636	3,831,636
Accumulated deficit	(2,421,480)	(2,410,821)
Total stockholders' equity	1,413,813	1,424,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,712,229	$2,790,265

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES
Product sales	$148,190	$369,348	$533,169	$623,714
Drying services	-	-	56,930	-
	148,190	369,348	590,099	623,714

EXPENSES
Personnel	78,631	75,384	174,222	157,007
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	23,233	177,541	132,777	224,232
Repairs and maintenance	5,525	1,432	10,573	2,413
Consulting stock expense	-	1,818	-	2,058
Professional fees	23,888	45,834	101,258	150,374
Office and other	42,895	16,765	77,167	33,588
Amortization and depreciation	30,552	6,685	70,873	12,487
Freight and shipping	2,760	3,130	6,216	5,223
	207,484	328,589	573,086	587,382

OPERATING INCOME (LOSS)	(59,294)	40,759	17,013	36,332

OTHER INCOME (EXPENSE)
Investment and other income	45	1,666	1,052	1,757
Interest expense	(15,183)	(7,047)	(28,724)	(12,932)
	(15,138)	(5,381)	(27,672)	(11,175)

INCOME (LOSS) BEFORE INCOME TAXES	(74,432)	35,378	(10,659)	25,157

Income tax benefit	18,000	-	-	-

NET INCOME (LOSS)	$(56,432)	$35,378	$(10,659)	$25,157

NET INCOME (LOSS) PER COMMON SHARE	$(.00)	$.00	$(.00)	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,575,070	35,456,796	36,575,070	35,434,601

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,659)	$25,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,873	12,487
Loss on disposal of equipment	-	13
Stock compensation to consultant	-	2,058
Increase or decrease in:
Accounts receivable	(22,225)	(130,656)
Inventory	(29,607)	75,501
Other current assets	-	4,312
Accounts payable and accrued expenses	20,908	54,473
Total adjustments	39,949	18,188

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,290	43,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(50,566)	(314,210)
Increase in intangible assets	-	(9,504)

NET CASH USED IN INVESTING ACTIVITIES	(50,566)	(323,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	325,000
Principal payments on notes payable	(59,678)	(9,480)
Payments on line of credit	(479)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(60,157)	315,520

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,433)	35,151

CASH AND CASH EQUIVALENTS, beginning of period	127,077	106,753

CASH AND CASH EQUIVALENTS, end of period	$45,644	$141,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,724	$16,992

Common stock awards capitalized	$-	$90

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The information presented herein as of June 30, 2012 and for the six months ended June 30, 2012 and 2011 is unaudited.

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

Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

(2) INVENTORY

Our inventory includes $26,000 of work-in-process inventory at June 30, 2012.  We did not have work-in-process inventory prior to 2012.

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

Our $107,800 note payable is collateralized by the solar electric system with monthly payments of $2,290, including principal and interest at 10%.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2012	$43,274
2013	52,244
2014	56,459
2015	398,648
2016	238,052
Thereafter	-
$788,677

(5) LINE OF CREDIT

Our $100,000 line of credit is due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our Chairman and Chief Executive Officer.   We owed approximately $96,000 on this line of credit as June 30, 2012 and December 31, 2011, respectively.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(6) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2012.  The Company reported an income tax benefit of $18,000 for the three months ended June 30, 2012, which increased its deferred tax asset.  The Company recorded no income tax benefit or provision for the six months ended June 30, 2012, and increased its valuation allowance by approximately $3,000 based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported net income for the three and six months ended June 30, 2011. The Company did not record an income tax provision for these periods, but decreased the valuation allowance of its deferred tax asset by approximately $8,000 and $4,000, respectively, which resulted in no change in the net deferred tax asset, based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

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

(8) CONCENTRATIONS:

Sales to two major customers accounted for 37% of total sales for the six months ended June 30, 2012. Sales to one major customer accounted for 37% of total sales for the six months ended June 30, 2011.

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

There were no stock awards for the six months ended June 30, 2012.  For the six months ended June 30, 2011, two subcontractors earned 103,144 shares of common stock for services rendered to the Company.  The Company capitalized $90 and expensed $2,058 for these stock awards.

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

Product Development

Our subsidiary Sphingo Biotechnology, Inc. has contracted for the manufacture of 2500 100ml vials of Trappsol® Cyclo™ in a liquid form to be completed by August 31, 2012.  The initial product will have a six month stability claim and we plan to support a twenty-four month stability claim.  We have capitalized $26,000 in manufacturing materials and costs, which is included in work-in-process inventory at June 30, 2012.

Our subsidiary, Ferrazo Environmental Technologies, Inc. (“Ferrazo”), is promoting the pump and treat technique using a cyclodextrin enhanced flushing technology to clean up Superfund sites, which are uncontrolled or abandoned places where hazardous waste is located, possibly affecting local ecosystems or people. This technique was successfully used in published site tests by the U.S. Department of Defense and the U.S. Environmental Protection Agency (“EPA”) at two U.S. military sites in the late 1990’s. The pump and treat technique is a commonly used contaminant clean-up technique usually using just water. By adding a certain cyclodextrin to the water, contaminant removal efficiencies are increased dramatically.  We are having preliminary discussions with the owner of a contaminated industrial site located in Gainesville, Florida, as well as other locations, and we have approached the local office of an international environmental engineering firm regarding our product, Ferrazo™ 2B, which has been approved for inclusion on the U.S. EPA National Compliance Plan and is now part of the EPA’s Superfund legislation.

 Liquidity and Capital Resources

Our cash decreased to $46,000 as of June 30, 2012, compared to $127,000 as of December 31, 2011, but increased $20,000 since March 31, 2012. The decrease since December 31, 2011 is due to commencing operations of our pulse drying facility in January 2012 and payment of long-term debt. Our working capital was ($266,000) as of June 30, 2012, compared to ($336,000) at December 31, 2011, and ($200,000) at March 31, 2012. Our negative working capital is the result of lower sales during the three months ended June 30, 2012 compared to the three months ended March 31, 2012.  Management plans to improve our working capital during the balance of 2012 from operations.  We expect our historical annual sales to continue at historical volumes, plus we are  continuing to seek to grow our sale of all products, which includes the introduction of new products such as the liquid form of Trappsol® Cyclo™,  and increasing  revenues from pulse drying services.  We do not expect any disruption in operations due to our working capital position.  Our cash flows from operations for the first six months of 2012 were $29,000 compared to $43,000 for the same period in 2011, primarily due to lower sales and an increase in inventory from 2011 to 2012.

We will require additional working capital to implement our plan to add additional drying capacity.  We may seek additional funds through the issuance of equity or equity-linked securities. We also may seek additional funds through debt financing, the terms of which may contain restrictive covenants that may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms if at all.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  We obtained a $325,000 loan to partially finance the installation of the pulse dryer and building renovations.  The balance of the cost related to the installation of the pulse dryer and building renovations amounted to $956,000 in the aggregate.  As of June 30, 2012, we paid $693,000 of this balance from operating cash flows and owed $263,000, in the aggregate, to eight subcontractors and vendors.  We have negotiated payment plans with the two largest subcontractors owed an aggregate of $229,000, and we intend to repay such debt from revenues generated by operations.

We obtained a $100,000 line of credit facility in 2011, and owed $96,000 at June 30, 2012.

We continue to maintain inventory levels sufficient for one year of sales of THPB, which represented 63% of our sales in 2011.  We maintain a large inventory of THPB based on our estimate of future industry purchase trends, recent product inquiries from our larger customers, and purchase orders we have received for future product deliveries.  THPB has a three week or more lead time to acquire from our regular foreign supplier in bulk quantities. Because we maintain a large inventory of THPB in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell THPB in the normal course of business.

We installed a solar electric renewable energy system on the rooftop of our pulse drying building, which energy system became operational in October 2011.  The system is designed to generate 140 kilowatts of electric power per day and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We intend to sell electricity generated in excess, if any, of our needs to our local utility at prevailing rates.  The cost of the solar equipment and installation was $186,000, and we have received Federal and other grants that subsidized $99,000 of the cost.  Through June 30, 2012, we have prevented the emission of more than 21,000 metric tons of carbon dioxide and received approximately $4,500 in cash from our local utility for electricity we produced.

Our High Springs property is currently listed for sale at $549,000.  The property has been on the market since December 2010.

We have no off-balance sheet arrangements at June 30, 2012.

Results of Operations - Three and Six Months Ended June 30, 2012 Compared to 2011

We had a net loss of ($11,000) and ($56,000) for the three and six months ended June 30, 2012, respectively, compared to net income of $25,000 and $35,000 for the three and six months ended June 30, 2011, respectively.

In January 2012, we commenced operations of our pulse dryer.  We had no revenues from drying services for the three months ended June 30, 2012.  Revenues from drying services were $57,000 or 10% of our total revenues for the six months ended June 30, 2012.  We did not provide drying services prior to 2012.  We completed our first drying order in the first quarter of 2012 for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer.  We also purchased 154 Kg of this dried product for sale to one of our customers.

For the three months ended June 30, 2012, our sales consisted of 74% Trappsol® products and 26% Aquaplex® products, and for the three months ended June 30, 2011, our sales consisted of 90% Trappsol® products and 10% Aquaplex® products. For the six months ended June 30, 2012, our sales consisted of 86% Trappsol® products and 14% Aquaplex® products, and for the six months ended June 30, 2011, our sales consisted of 87% Trappsol® products and 13% Aquaplex® products.  We have experienced continued annual sales growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended June 30, 2012 decreased 60% to $148,000 compared to $369,000 for the same period in 2011. Total product sales for the six month period ended June 30, 2012 decreased 15% to $533,000 compared to $624,000 for the same period in 2011. The decrease in sales in the second quarter from 2011 to 2012 is due primarily to the lack of a large individual sale in the second quarter of 2012, compared to those received in the second quarter of 2011 and the first quarter of 2012.  The timing and frequency of when we receive large orders continues to significantly affect our revenues from quarter to quarter.   We continue to have sales to new customers as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol® Cyclo™ to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's).

Our change in the mix of our product sales for the three and six months ended June 30, 2012 and 2011 follows:

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 48%, to $58,000 from $112,000 for the three months ended June 30, 2012 and 2011, respectively.  Our sales of Trappsol® HPB decreased by 17%, to $214,000 from $258,000 for the six months ended June 30, 2012 and 2011, respectively.  While we have experienced growing interest in this product, we did not receive any large orders in the second quarter of 2012, resulting in a decrease in our sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ decreased by 80%, to $16,000 for the three months ended June 30, 2012 from $83,000 for the three months ended June 30, 2011.  Our sales of Trappsol® Cyclo™ decreased by 1%, to $101,000 for the six months ended June 30, 2012 from $102,000 for the six months ended June 30, 2011.

Our sales to a customer who exports Trappsol® Cyclo™ to South America were $0 and $73,000 for the three and six months ended June 30, 2012, respectively.  Our sales to this customer were $51,000 for the three and six months ended June 30, 2011. This product is designated as an orphan drug; the population of patients is small and we expect our future sales to increase, but timing of sales will be unpredictable.  We are developing a liquid form of Trappsol® Cyclo™, which will eliminate the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients, thus reducing treatment costs.  We expect to begin our stability study of the liquid form of Trappsol® Cyclo™ in June with the product ready for sale by the end of 2012.

We expect our annual sales of Trappsol® Cyclo™ for 2012 will exceed our annual sales of Trappsol® Cyclo™ for 2011 as a result of sales to a customer who exports Trappsol® Cyclo™ to Brazil and Columbia.

Trappsol® other products
Our sales of other Trappsol® products decreased by 80%, to $33,000 from $160,000 for the three months ended June 30, 2012 and 2011, respectively.  Our sales of other Trappsol® products decreased by 25%, to $136,000 from $181,000 for the six months ended June 30, 2012 and 2011, respectively.    We expect our sales of other Trappsol® products (primarily randomly methylated beta cyclodextrin) for 2012 to be less than 2011 sales based on the buying pattern of one major customer for these products.

Aquaplex®
Our sales of Aquaplex® increased by 119%, to $37,000 for the three months ended June 30, 2012 compared to $17,000 for the three months ended June 30, 2011.  Our sales of Aquaplex® decreased by 11%, to $73,000 for the six months ended June 30, 2012 compared to $82,000 for the six months ended June 30, 2011.  In 2011, one customer purchased more material than the customer historically has purchased, so this decrease was expected. This decrease is not considered a trend, but is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended June 30, 2012, we had three major customers account for 46% of our sales; the largest accounted for 25% of sales. During the three months ended June 30, 2011, we had three large customers account for 68% of our sales; the largest accounted for 45% of sales.  During the six months ended June 30, 2012, we had three large customers account for 47% of our sales; the largest accounted for 25% of sales. During the six months ended June 30, 2011, we had three large customers account for 53% of our sales; the largest accounted for 37% of sales.  This decrease results from the increase in the total number of our customers.  The timing of when we receive, supply and ship large periodic orders has a significant effect on our sales and operating results.  We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. We maintain higher  inventory quantities of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2012 decreased 87% to $23,000 from $178,000 for the same period in 2011. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2012 decreased 41% to $133,000 from $224,000 for the same period in 2011.  These decreases are due primarily to lower sales volumes.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 16% for the three months ended June 30, 2012 compared to 48% for the three months ended June 30, 2011.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 25% for the six months ended June 30, 2012 compared to 36% for the six months ended June 30, 2011.  This decrease results primarily from a few large sales in 2011, which had an unusually low price due to the large volume as part of our efforts to sell larger quantities on a more regular basis.  This large sale is part of a series of sales to a customer with which we are establishing ourselves as a long term supplier.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  We did not incur any currency exchange expense for the six months ended June 30, 2012 or 2011, respectively, as we did not make purchases from foreign suppliers that were not in U.S. dollars during these periods.

Personnel expenses increased by 4%, to $79,000 for the three months ended June 30, 2012 from $75,000 for the three months ended June 30, 2011.  Personnel expenses increased by 11%, to $174,000 for the six months ended June 30, 2012 from $157,000 for the six months ended June 30, 2011.  In 2011, we performed much of our building renovations using our employees and we capitalized our personnel costs directly related to these improvements.  In January 2012, our pulse dryer facility became operational and our employees are now in operations and we are no longer capitalizing personnel costs.  We did not award or expense any employee stock compensation for the three or six months ended June 30, 2012 or 2011.  Our total gross payroll remained constant from the three months ended June 30, 2011 to the three months ended June 30, 2012.  We furloughed two full time employees in June 2012 until we receive additional orders for our dryer.

Professional fees decreased 48% to $24,000 for the three months ended June 30, 2012, compared to $46,000 for the three months ended June 30, 2011.  Professional fees decreased 33% to $101,000 for the six months ended June 30, 2012, compared to $150,000 for the six months ended June 30, 2011. This decrease is due in part to our change in auditors in 2011 and the reduced level of legal and accounting activity in the first half of 2012.  We expect our total professional fees for 2012 to exceed 2011, as we continue to seek additional capital for possible future expansion.

Office and other expenses increased 156% to $43,000 for the three months ended June 30, 2012 compared to $17,000 for the three months ended June 30, 2011.  Office and other expenses increased 130% to $77,000 for the six months ended June 30, 2012 compared to $34,000 for the six months ended June 30, 2011.  In January 2012, our pulse dryer began operations, which increased our general and administrative expenses.  We also hired an investor relations consultant at the end of 2011. We expect to increase sales, marketing, travel and other general expenses to expand our sales and marketing functions, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased to $31,000 for the three months ended June 30, 2012, compared to $7,000 for the three months ended June 30, 2011. Amortization and depreciation increased to $71,000 for the six months ended June 30, 2012, compared to $12,000 for the six months ended June 30, 2011. This increases due to depreciation starting in January 2012 of our pulse drying system and related equipment.  We expect depreciation expense to continue at this new increased level for the remainder of 2012 and future years.

Freight and shipping was consistent at $3,000 for the three months ended June 30, 2012 compared to $3,000 for the three months ended June 30, 2011. Freight and shipping increased 19% to $6,000 for the six months ended June 30, 2012 compared to $5,000 for the six months ended June 30, 2011. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

We realized a net taxable loss for the three and six months ended June 30, 2012 and recorded an income tax benefit of $18,000 for the three months ended June 30, 2012, which increased our deferred tax asset.  We recorded no income tax benefit or provision for the six months ended June 30, 2012, and increased our valuation allowance by approximately $3,000.

We realized net taxable income for the three and six months ended June 30, 2011.  We did not record an income tax provision for these periods, but decreased the valuation allowance of our deferred tax asset by approximately $9,000 and $12,000, respectively, which resulted in no change in our net deferred tax asset.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2011.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: August 14, 2012	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer (principal executive, financial and accounting officer)