Form 10-Q
period 2012-09-30
CTD HOLDINGS INC
filed 2012-11-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2012.

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

As of November 12, 2012, the Company had outstanding 36,681,543 shares of its common stock.

- i -

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,076	$127,077
Accounts receivable, net	14,403	46,365
Inventory	174,860	142,017
Other current assets	820	820
Total current assets	275,159	316,279

PROPERTY AND EQUIPMENT, NET	1,643,034	1,722,116

OTHER ASSETS
Property held for sale	512,319	512,319
Deferred tax asset	225,000	225,000
Deferred costs, net	11,278	14,551
Total other assets	748,597	751,870

TOTAL ASSETS	$2,666,790	$2,790,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$376,726	$528,987
Line of credit	95,540	96,251
Current portion of long-term debt	43,274	27,217
Total current liabilities	515,540	652,455

LONG-TERM LIABILITIES
Long-term debt, less current portion	733,175	713,338

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,889,535 and 36,575,070 shares issued and outstanding, respectively	3,688	3,657
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,881,605	3,831,636
Accumulated deficit	(2,467,218)	(2,410,821)
Total stockholders' equity	1,418,075	1,424,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,666,790	$2,790,265

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES
Product sales	$157,375	$231,235	$690,544	$854,949
Drying services	-	-	56,930	-
	157,375	231,235	747,474	854,949

EXPENSES
Personnel	74,190	82,382	248,412	239,389
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	23,218	24,422	155,995	248,654
Repairs and maintenance	3,815	12,343	14,388	14,756
Consulting stock expense	-	81,908	-	83,966
Professional fees	28,111	35,593	129,369	185,967
Office and other	18,133	30,763	95,300	64,351
Amortization and depreciation	36,028	6,136	106,901	18,623
Freight and shipping	2,505	3,875	8,721	9,098
	186,000	277,422	759,086	864,804

OPERATING LOSS	(28,625)	(46,187)	(11,612)	(9,855)

OTHER INCOME (EXPENSE)
Investment and other income (expense)	(26)	282	1,026	2,039
Interest expense	(17,087)	(4,766)	(45,811)	(17,698)
	(17,113)	(4,484)	(44,785)	(15,659)

LOSS BEFORE INCOME TAXES	(45,738)	(50,671)	(56,397)	(25,514)

Income tax provision	-	-	-	-

NET LOSS	$(45,738)	$(50,671)	$(56,397)	$(25,514)

NET LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,679,892	35,786,402	36,610,011	35,743,234

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,397)	$(25,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,901	18,623
Loss on disposal of equipment	-	13
Stock compensation to consultant	-	83,966
Increase or decrease in:
Accounts receivable	31,962	(31,531)
Inventory	(32,843)	43,322
Other current assets	-	4,312
Accounts payable and accrued expenses	21,131	9,277
Total adjustments	127,151	127,982

NET CASH PROVIDED BY OPERATING ACTIVITIES	70,754	102,468

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(90,138)	(544,081)
Increase in intangible assets	-	(9,504)

NET CASH USED IN INVESTING ACTIVITIES	(90,138)	(553,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	-
Proceeds from notes payable	-	325,000
Principal payments on notes payable	(71,906)	(15,877)
Proceeds from line of credit	-	60,672
Payments on line of credit	(711)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(22,617)	369,795

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,001)	(81,322)

CASH AND CASH EQUIVALENTS, beginning of period	127,077	106,753

CASH AND CASH EQUIVALENTS, end of period	$85,076	$25,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$45,811	$28,303

Common stock compensation to consultants	$-	$87,328

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The information presented herein as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited.

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

Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

(2) INVENTORY

Our inventory includes approximately $52,000 of work-in-process inventory at September 30, 2012.  We did not have work-in-process inventory prior to 2012.

(3) PROPERTY AND EQUIPMENT

In January 2012, we completed construction of our pulse spray dryer.  The total cost of the dryer and operating components was approximately $1,162,000, including capitalized interest of approximately $13,400.

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

Our $107,800 note payable is collateralized by the solar electric system with monthly payments of $2,290, including principal and interest at 10%.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2012	$43,274
2013	52,244
2014	46,647
2015	391,121
2016	243,163
Thereafter	-
$776,449

(5) LINE OF CREDIT

Our $100,000 line of credit is due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our Chairman and Chief Executive Officer.   We owed approximately $96,000 on this line of credit as September 30, 2012 and December 31, 2011, respectively.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(6) STOCK TRANSACTIONS:

In September 2012, the Company received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 of common stock at $0.25 per share.  In October 2012, we received $10,000 for 62,893 shares of common stock and warrants to purchase an additional 62,893 shares of common stock at $0.25 per share.

There were no stock awards for the nine months ended September 30, 2012.

Effective September 1, 2011, we hired a consultant to perform certain corporate finance and investor communication activities through August 31, 2012, for 500,000 shares of our common stock and $4,300 per month. We issued the 500,000 shares on November 1, 2011 and recorded an expense of $64,000 for the three and nine months ended September 30, 2011.

Through September 30, 2011, two construction subcontractors earned 66,250 shares of common stock for work on our pulse dryer and we capitalized $3,363. Also during the nine months ended September 30, 2011, a consultant earned 272,025 shares of common stock for public and investor relations services and we recorded an expense of $19,966.

(7) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2012, and recorded no income tax benefit or provision for these periods, and increased its deferred tax asset and its related valuation allowance by approximately $7,000 and $10,000, respectively, which resulted in no change in the net deferred tax asset, based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported a net loss for the three and nine months ended September 30, 2011, and recorded no income tax benefit or provision for these periods, but increased its deferred tax asset and its related valuation allowance by approximately $8,000 and $4,000, respectively, which resulted in no change in the net deferred tax asset, based on management's expectation of future taxable income which may not exceed its current deferred tax asset.

(8) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(9) CONCENTRATIONS:

Sales to two major customers accounted for 37% of total sales for the nine months ended September 30, 2012.  Sales to one major customer accounted for 34% of total sales for the nine months ended September 30, 2011.

Substantially all 2012 and 2011 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

(10) COMMITMENTS AND CONTINGENCIES:

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

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us vary significantly from quarter to quarter.  We also have four large customers (each whom historically has purchased regularly from us and, has accounted for greater than 10% of our annual revenues in certain years) who have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold will continue to affect our revenues and product margins. These factors historically have contributed, and are likely to contribute in the future, to significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, we provided a Trappsol® product to one of our customers for a compassionate use Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with Niemann Pick Type C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® Cyclo™ proved to relieve symptoms of the disease.  On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ in powder form for the treatment of Niemann Pick Type C (NPC) disease to our customer.  Our current product is provided in a powder form that requires the use of a compounding pharmacist to create a solution for injection into the patient.  We are currently manufacturing an endotoxin controlled liquid solution that will be injected into the patient, which will eliminate the need for the compounding pharmacist to create a solution for injection.  The Trappsol® Cyclo™ in liquid form may also be eligible for separate Orphan Drug designation.

Pulse Drying Services

In January 2012, we completed construction of our pulse dryer through NanoSonic Products, Inc., a wholly owned subsidiary of CTD.  We currently provide the following pulse drying services (i) customer supplied material that includes cyclodextrins, (ii) customer supplied material that does not include cyclodextrins (iii) customer supplied active ingredient in which we will provide cyclodextrins as an added component.  We expect future sales of cyclodextrins to our pulse dryer customers to exceed that of our largest existing resale customer.  We are focusing on production of our Aquaplex® water soluble API grade of chemicals, drugs and nutraceutical products.

Product Development

Our subsidiary Sphingo Biotechnology, Inc. has contracted for the manufacture of 2500 100ml vials of Trappsol® Cyclo™ in a liquid form to be ready for shipment to our customers by October 31, 2012.  The initial product will have a six month stability claim and we plan to support a twenty-four month stability claim.  We have capitalized $52,000 in manufacturing materials and costs, which is included in work-in-process inventory at September 30, 2012.  We intend to utilize on the manufacturing process developed as part of this product development to create new sterile liquid solutions of cyclodextrins for the life science research market.

Our subsidiary, Ferrazo Environmental Technologies, Inc. (“Ferrazo”), is promoting the pump and treat technique using a cyclodextrin enhanced flushing technology to clean up Superfund sites, which are uncontrolled or abandoned places where hazardous waste is located, possibly affecting local ecosystems or people. This technique was successfully used in published site tests by the U.S. Department of Defense and the U.S. Environmental Protection Agency (“EPA”) at two U.S. military sites in the late 1990’s. The pump and treat technique is a commonly used contaminant clean-up technique usually using just water. By adding a certain cyclodextrin to the water, contaminant removal efficiencies are increased dramatically.  We are having preliminary discussions with the local office of an international environmental engineering firm regarding our product, Ferrazo™ 2B, which has been approved for inclusion on the U.S. EPA National Contingency Plan list of products that is now part of the EPA’s Superfund legislation.

Liquidity and Capital Resources

Our cash decreased to $85,000 as of September 30, 2012, compared to $127,000 as of December 31, 2011, but increased $39,000 since June 30, 2012. The increase since June 30, 2012 is from the sale of common stock and warrants for $50,000 in September 2012.  The decrease since December 31, 2011 is due primarily to the repair and maintenance expense related to our pulse drying facility, which was completed in January 2012, and payment of long-term debt. Our working capital was ($240,000) as of September 30, 2012, compared to ($336,000) at December 31, 2011, and ($266,000) at June 30, 2012. Our improvement in working capital for the three months ended September 30, 2012 is due to $50,000 we received from issuing common stock and warrants offset by lower sales compared to the three months ended September 30, 2011.  Management plans to improve our working capital by increasing sales to 2011 levels.  Management continues to explore increasing working capital from issuing addition stock or debt.   We expect our historical annual sales to continue at historical volumes, plus we are continuing to seek to grow our sale of all products, which includes the introduction of new products such as the liquid form of Trappsol® Cyclo™, and increasing revenues from pulse drying services.  We do not expect any disruption in operations due to our working capital position.  Our cash flows from operations for the first nine months of 2012 were $71,000 compared to $102,000 for the same period in 2011.  This decrease is primarily due to lower sales and a $33,000 increase in inventory from 2011 to 2012 for our new Trappsol® Cyclo™ product.

In September 2012, we received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 shares of common stock at $0.25 per share.  In October 2012, we received $10,000 for 62,893 shares of common stock and warrants to purchase an additional 62,893 shares of common stock at $0.25 per share.

We will require additional funds to implement our plan to add additional drying capacity. We may seek additional funds through the issuance of equity or equity-linked securities. We also may seek additional funds through debt financing, the terms of which may contain restrictive covenants that may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms if at all.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  We obtained a $325,000 loan to partially finance the installation of the pulse dryer and building renovations.  The balance of the cost related to the installation of the pulse dryer and building renovations amounted to $956,000 in the aggregate.  As of September 30, 2012, we paid $737,000 of this balance from operating cash flows primarily in 2011, and we still owe $219,000, in the aggregate, to four subcontractors and vendors.  We have negotiated payment plans with the two largest subcontractors owed an aggregate of $204,000, and we intend to repay such debt from revenues generated by operations.

We obtained a $100,000 line of credit facility in 2011, and owed $96,000 at September 30, 2012.

We maintain inventory levels sufficient for two years of sales of THPB, which represented 63% of our sales in 2011.  We maintain an inventory of THPB-P and THPB-EC based on the minimum purchase commitments on in multi-year agreements with two of our largest customers and our estimate of future industry purchase trends. The agreements with our two largest customers require the customer to satisfy minimum annual purchase commitments in order to receive discounts on our products.  If a customer does not satisfy the minimum annual purchase commitment, then the customer will not be afforded the discount on future purchases.  The minimum annual purchase commitments under the agreements equal $184,500 in the aggregate. Both THPB’s can have a three week or more lead time to acquire from our regular suppliers in bulk quantities. Because we maintain a large inventory of all Trappsol® THPB’s in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell THPB in the normal course of business.

We installed a solar electric renewable energy system on the rooftop of our pulse drying building that became operational in October 2011.  The system is designed to generate 140 kilowatt hours of electric power per day and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint for electric power.  We have an interconnect agreement with the City of Alachua Municipal Electric Utility to sell excess electricity generated, if any, on a net metering basis.  The cost of the solar equipment and installation was $186,000, and we have received Federal and other grants that subsidized $99,000 of the cost.  Through September 30, 2012, we estimate that we have prevented the emission of more than 30 metric tons of carbon dioxide and received approximately $6,000 in cash from our local utility for electricity we produced.

Our High Springs property is currently listed for sale at $549,000.  The property has been on the market since December 2010.

We have no off-balance sheet arrangements at September 30, 2012.

Results of Operations - Three and Nine Months Ended September 30, 2012 Compared to 2011

We had a net loss of ($46,000) and ($56,000) for the three and nine months ended September 30, 2012, respectively, compared to a net loss of ($51,000) and ($26,000) for the three and nine months ended September 30, 2011, respectively.

In January 2012, we completed the construction of our pulse dryer.  We had no revenues from drying services for the three months ended September 30, 2012.  Revenues from drying services were $57,000 or 8% of our total revenues for the nine months ended September 30, 2012.  We did not provide drying services prior to 2012.  We completed our first drying order in the first quarter of 2012 for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer.  We also purchased 154 Kg of this dried product for sale to one of our customers.

For the three months ended September 30, 2012, our sales consisted of 92% Trappsol® products and 8% Aquaplex® products, and for the three months ended September 30, 2011, our sales consisted of 74% Trappsol® products and 26% Aquaplex® products. For the nine months ended September 30, 2012, our sales consisted of 89% Trappsol® products and 11% Aquaplex® products, and for the nine months ended September 30, 2011, our sales consisted of 83% Trappsol® products and 17% Aquaplex® products.  We have experienced continued annual sales growth of our Trappsol products, particularly our Trappsol® HPB products.

We recorded our highest total sales in our history in 2011, which was an increase of 29% over 2010 sales.  We have experienced a return to more historical sales level since March 2012. Total product sales for the three month period ended September 30, 2012 decreased 32% to $157,000 compared to $231,000 for the same period in 2011. Total product sales for the nine month period ended September 30, 2012 decreased 19% to $691,000 compared to $855,000 for the same period in 2011. The decrease in sales in the third quarter and year to date from 2011 to 2012 is due primarily to the lack of a large individual sale in the second and third quarters of 2012, compared to those received in the same periods in 2011 and the first quarter of 2012.  The 2012 decrease in sales was also affected by a strike at the Brazilian ANVISA government agency that stalled our shipments of Trappsol® Cyclo™ through our Uno Healthcare contract. The ANVISA strike has been settled.  We expect to begin regular shipments, including a catch up of orders not filled during the strike, in the fourth quarter.  The timing and frequency of when we receive large orders continues to significantly affect our revenues from quarter to quarter.   We continue to have sales to new customers as a result of greater awareness of the uses of cyclodextrins created in part by our customer’s receipt of an orphan drug designation from the FDA for the use of Trappsol® Cyclo™ to ameliorate the symptoms of Niemann-Pick type C (childhood Alzheimer's).

Our change in the mix of our product sales for the three and nine months ended September 30, 2012 and 2011 follows:

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 48%, to $62,000 from $119,000 for the three months ended September 30, 2012 and 2011, respectively.  Our sales of Trappsol® HPB decreased by 24%, to $277,000 from $366,000 for the nine months ended September 30, 2012 and 2011, respectively.  While we have experienced growing interest and sales for this product in 2011, we did not receive any large orders in the second or third quarters of 2012, resulting in a decrease in our sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 755%, to $54,000 for the three months ended September 30, 2012 from $6,000 for the three months ended September 30, 2011.  Our sales of Trappsol® Cyclo™ increased by 38%, to $155,000 for the nine months ended September 30, 2012 from $112,000 for the nine months ended September 30, 2011.

We have one customer who historically accounts for approximately 80% of our Trappsol® Cyclo™ sales and exports to South America.  Sales to this customer were $51,000 and $125,000 for the three and nine months ended September 30, 2012, respectively.  Our sales to this customer were $0 and $51,000 for the three and nine months ended September 30, 2011. This product is designated as an orphan drug; the population of patients is small and we expect our future sales to increase, but timing of sales will be unpredictable.  We are developing a liquid form of Trappsol® Cyclo™, which will eliminate the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients, thus reducing treatment costs.  We began our stability study of the liquid form of Trappsol® Cyclo™ in May.  We plan to begin shipping orders we have already received before the end of 2012.

We expect our annual sales of powder and liquid Trappsol® Cyclo™ for 2012 will exceed our annual sales of powder Trappsol® Cyclo™ for 2011 as a result of sales to a customer who exports Trappsol® Cyclo™ to Brazil and Columbia.

Trappsol® other products
Our sales of other Trappsol® products decreased by 45%, to $25,000 from $45,000 for the three months ended September 30, 2012 and 2011, respectively.  Our sales of other Trappsol® products decreased by 27%, to $171,000 from $233,000 for the nine months ended September 30, 2012 and 2011, respectively.  We expect our sales of other Trappsol® products (primarily randomly methylated beta cyclodextrin) for 2012 to be less than 2011 sales based on the buying pattern of one major customer for these products.

Aquaplex®
Our sales of Aquaplex® decreased by 78%, to $13,000 for the three months ended September 30, 2012 compared to $59,000 for the three months ended September 30, 2011.  Our sales of Aquaplex® decreased by 47%, to $75,000 for the nine months ended September 30, 2012 compared to $141,000 for the nine months ended September 30, 2011.  In 2011, one customer purchased more material than the customer had historically purchased, so this decrease was expected. This decrease is not considered a trend, but is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended September 30, 2012, we had three large customers account for 61% of our sales; the largest accounted for 32% of sales. During the three months ended September 30, 2011, we had three large customers account for 50% of our sales; the largest accounted for 25% of sales.  During the nine months ended September 30, 2012, we had three large customers account for 46% of our sales; the largest accounted for 20% of sales. During the nine months ended September 30, 2011, we had three large customers account for 51% of our sales; the largest accounted for 34% of sales.  This decrease results from the volatility in the buying pattern of our largest customer.  The timing of when we receive, supply, and ship large periodic orders has a significant effect on our sales and operating results.  We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. We maintain higher inventory quantities of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended September 30, 2012 decreased 5% to $23,000 from $24,000 for the same period in 2011. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended September 30, 2012 decreased 37% to $156,000 from $249,000 for the same period in 2011.  These decreases are due primarily to lower sales volumes.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 15% for the three months ended September 30, 2012 compared to 11% for the three months ended September 30, 2011.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 23% for the nine months ended September 30, 2012 compared to 29% for the nine months ended September 30, 2011.  The increase in the three month percentage is due to the low sales volume and the mix of product sales in 2012.  The decrease in the nine month percentage results primarily from a series of large sales in 2011 which had an unusually low price due to the large volume as part of our business strategy to sell larger quantities.  These sales are to a customer with which we are establishing ourselves as a long term supplier.  The timing of when we receive and recognize these large sales has a significant effect on our quarterly sales and operating results.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we may not be able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline.  We did not incur any currency exchange expense for the nine months ended September 30, 2012 or 2011, respectively, as we did not make purchases from foreign suppliers that were not in U.S. dollars during these periods.

Personnel expenses decreased by 10%, to $74,000 for the three months ended September 30, 2012 from $82,000 for the three months ended September 30, 2011.  Personnel expenses increased by 4%, to $248,000 for the nine months ended September 30, 2012 from $239,000 for the nine months ended September 30, 2011.  In 2011, we performed much of our building renovations using our employees and we capitalized our personnel costs directly related to these improvements.  In January 2012, our pulse dryer facility became operational and our employees are now in operations and we are no longer capitalizing personnel costs.  We did not award or expense any employee stock compensation for the three or nine months ended September 30, 2012 or 2011.  Our total gross payroll decreased for the three months ended September 30, 2011 to the three months ended September 30, 2012 from two full time employees being furloughed in June 2012, until we receive additional orders for our dryer.

Repairs and maintenance expenses decreased 69% to $4,000 for the three months ended September 30, 2012 compared to $12,000 for the three months ended September 30, 2011.  Repairs and maintenance expenses decreased 2% to $14,000 for the nine months ended September 30, 2012 compared to $15,000 for the nine months ended September 30, 2011.  In January 2012, the construction of our pulse dryer was completed, which increased our recurring repairs and maintenance expenses.  We also completed our move from our High Springs property in 2011, which reduced our repairs and maintenance expenses.  Our future repairs and maintenance expenses will increase with increased operation of the pulse dryer.

Consulting stock expense was $0 for the three and nine months ending September 30, 2012, respectively.  Consulting stock expense was $82,000 and $84,000 for the three and nine months ended September 30, 2011, respectively.  In 2011, we issued stock compensation to certain consultants for public relations and finance and investor communications services.

Professional fees decreased 21% to $28,000 for the three months ended September 30, 2012, compared to $36,000 for the three months ended September 30, 2011.  Professional fees decreased 30% to $129,000 for the nine months ended September 30, 2012, compared to $186,000 for the nine months ended September 30, 2011. This decrease is due in part to our change in auditors and increased level of legal, accounting and compliance activity in the first half of 2011.  Our recurring professional fees are likely to exceed 2011 amounts as a result of continuing efforts in 2012 to obtain equity or debt financing.

Office and other expenses decreased 41% to $18,000 for the three months ended September 30, 2012 compared to $31,000 for the three months ended September 30, 2011.  Office and other expenses increased 48% to $95,000 for the nine months ended September 30, 2012 compared to $64,000 for the nine months ended September 30, 2011.  For the three months ending September 30, 2011, we incurred investor relations consulting and advertising expenses that we have not incurred in 2012.  In January 2012, the construction of our pulse dryer was completed, which increased our general and operating expenses for the first half of 2012.

Amortization and depreciation increased to $36,000 for the three months ended September 30, 2012, compared to $6,000 for the three months ended September 30, 2011. Amortization and depreciation increased to $107,000 for the nine months ended September 30, 2012, compared to $18,000 for the nine months ended September 30, 2011. These increases are due to depreciation starting in November 2011 of our solar electric system and depreciation starting in January 2012 of our pulse drying system, related equipment and building renovations.  We expect depreciation expense to continue at this new increased level for the remainder of 2012 and future years.

Freight and shipping was decreased 35% to $3,000 for the three months ended September 30, 2012 compared to $4,000 for the three months ended September 30, 2011. Freight and shipping remained constant at $9,000 for the nine months ended September 30, 2012 and 2011, respectively. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

We realized a net taxable loss for the three months ended September 30, 2012 and 2011, and we reduced the $7,000 and $8,000 increase, respectively, in our deferred tax asset with an equal increase in our valuation allowance.  We realized a net taxable loss for the nine months ended September 30, 2012 and 2011, and we reduced the $10,000 and $4,000 increase, respectively, in our deferred tax asset with an equal increase in our valuation allowance.

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

On September 28, 2012, we sold 314,465 shares of common stock together with a warrant to purchase 314,465 shares of common stock at an exercise price of $0.25 per share to one investor in a private placement.  The closing price of our common stock on September 28, 2012 was $0.12.  The shares of common stock were offered in a transaction exempt from registration under the Securities Ac t of 1933, as amended, in reliance upon Section 4(2) thereof, as a transaction not involving a public offering.

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

CTD HOLDINGS, INC.

Date: November 13, 2012	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)