Form 10-K
period 2012-12-31
CTD HOLDINGS INC
filed 2013-03-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer,’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐
Accelerated filer  ☐
Non-accelerated filer (Do not check if a smaller reporting company)  ☐
Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,044,941

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,131,767.00 based on a $0.20 closing price of the registrant’s common stock on June 29, 2012.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 36,996,008 shares of Common Stock as of March 11, 2013.

CTD HOLDING, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

PART I

Item 1.  Business.

CTD Holdings, Inc. (“We” “Our” “Us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. We sell cyclodextrins (“cyclodextrins” or “CDs”) and related products to the food, pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development.  In 2012, we began providing pulse spray drying services to produce raw materials used primarily in industrial and consumer products.  We also provide consulting services in the area of commercialization of CD applications.

Cyclodextrins

CDs are molecules that bring together oil and water and have potential applications anywhere oil and water must be used together. Successful applications have been made in the areas of agrochemicals, analytical chemistry, biotechnology, cosmetics, diagnostics, electronics, foodstuffs, pharmaceuticals and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for CD applications. We and others have developed CD-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and pharmaceuticals; stabilization of fragrances and dyes; reduction of foaming in foods, cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

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

The chemical groups on each glucose unit in a CD molecule provide chemists with ways to modify the properties of the CDs, i.e. to make them more water soluble or less water soluble, thereby making them better carriers for a specific chemical. The CDs that result from chemical modifications are no longer considered “natural” and are referred to as chemically modified CDs. Since the property modifications achieved are often so advantageous to a specific application, the Company does not believe the loss of the “natural” product categorization will prevent its ultimate pharmaceutical use. It does, however, create a greater regulatory burden.

Cyclodextrin (CD) Market

CDs have been used in a variety of food products in Japan for over forty-five years. In 1999, the economic impact of CDs on the Japanese economy was reported to be $2.6 billion. Within the last 10 years, many more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food and nutraceutical additives. We believe the food additive industry world-wide will continue to increase its use of CDs.

Natural CDs have been confirmed to be generally recognized as safe (“GRAS”) in most of the world, now including the U.S. Moreover, recent approvals of products containing CDs by the U.S. Food and Drug Administration (“FDA”) suggest that regulatory approval for new products may be easier in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl BCD. In 2008, one of our clients used our product, Trappsol® HPB, in an FDA approved compassionate use clinical trial for the treatment of Niemann Pick Type C disease. We now sell this product under our Trappsol® product line as “Cyclo™.”  Our customer successfully applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of Niemann Pick Type C disease.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it without competition for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of Niemann Pick Type C (NPC) disease.

Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce®, a popular fabric softener and Febreze®. Avon uses CDs in its dermal preparations using its Age Protective System (APS®). The prices of the natural CDs have decreased to the point that use of these materials are considered in even the most price sensitive goods.

In Japan, at least twelve pharmaceutical preparations are now marketed which contain CDs; there are also multiple products in Europe and the United States.  The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be a hundred times that of the market sales of the CD itself.

Our Cyclodextrin (CD) Products

We sell a variety of basic CD products and CD products that have specific properties or that include other chemicals (as a complex, not just a physical mixture).  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  The Trappsol® product line includes basic CDs, and CDs with different chemical adducts resulting in more than 100 different CDs. The Aquaplex® product line includes various CDs combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are CDs that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 92% and 8%, respectively, of our 2012 product sales.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and chemically modified CDs are available from at least four major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan, Mitsubishi Chemical Corporation (Japan), Roquettes Freres (France), and Hangzhou Pharma and Chem Co. (China).  Historically, we have purchased all of our Aquaplex® CD complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary;  there are few, if any, other sources in the world for commercial quantities of c-GMP CD complexes.  We have been the exclusive distributor in North America of products from Cyclodextrin Research & Development Laboratory since 2002.  However, Cyclodextrin Research & Development Laboratory was recently acquired and our exclusive agreement expired in July 2011.  We expect to continue to purchase products from Cyclodextrin Research & Development Laboratory, but will no longer be their exclusive distributor in North America.  We do not expect the loss of this exclusive distributorship to have a material effect on our sales or operations.  We purchase many of our CD complexes (Aquaplex®)  from Cyclodextrin Research & Development Laboratory.  In 2008, we also began purchasing some CD complexes from Equinox Chemical in Albany, Georgia.  We intend to manufacture our own Aquaplex® CD products beginning in 2013.   We historically have not had difficulties obtaining natural and chemically modified CDs from our suppliers and we do not expect to experience any difficulties obtaining adequate CDs for our current and expected expanded future needs.  Our new pulse drying facility, completed in 2012, allows us to produce almost all of our CD complexes for our Aquaplex® product line ourselves, and produce private label products for others, reducing our dependence on others for our CD complexes.

We have introduced many products into our basic line of CDs and CD complexes, including liquid preparations of Trappsol® CDs and Aquaplex®, relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

We formed a wholly owned subsidiary in 2009, NanoSonic Products, Inc (NSP).  We built a c-GMP (current Good Manufacturing Practice) pulse drying facility to combine CDs with other ingredients to produce our Aquaplex® products rather than have them produced by others, and to allow for a more cost efficient production and shorter lead time of larger bulk quantities (metric tons).   Pulse Drying is a proprietary spray drying technology that uses a pulse combustion engine similar to those used in natural gas furnaces to dry aqueous liquid solutions and slurries into fine powder. It has the advantage of being very energy efficient, using only 1/3 the energy of conventional spray dryers. It is also a very gentle drying technique that produces freeze-dried quality material on a continuous basis at a much lower cost than conventional freeze drying. We believe there is an unmet demand for sales of larger quantities of CD complexes.  We will develop specific SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected as trade secrets.  We will seek process patent protection for these processes if and when possible.  The new facility also enables us to produce large commercial quantities for large customers of all types of CD materials.

Business Strategy

Substantially all of our revenues are derived from the sales of CDs, CD complexes, resale of CDs manufactured by others for our clients to their specifications, and our own licensed CD products.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, food and industrial chemical industries, as well as to chemical supply distributors.  In 2012, we began offering pulse drying services. We also provide consulting services to assist our customers in the selection and application of one or more of our products or for general use of CDs that does not include the sale of our product.  We earned no consulting revenue in 2012 or 2011.

Our historical business model has been primarily reselling basic CD products, which have the least value-added attributes.  Our strategy going forward is to increase sales by transitioning to the more value-added complexes and maintaining profitability as good margins can be maintained for these products.

We market and sell CDs and related products to the food, pharmaceutical, and other industries.  We also provide value-added consulting and knowledge sharing services related to cyclodextrin technology.   Our revenues are principally from the sales of chemically modified CDs.  For the year ended December 31, 2012, basic natural and chemically modified CDs represent approximately 92% of our product sales.  CD complexes represented approximately 8% of our 2012 product sales.

Our sales historically involve small quantities (i.e., less than 1.0  Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.  We expect to sell larger quantities in the future now that our pulse drying facility is completed.

We continue to generate substantially all of our sales from five to ten customers who have historically been repeat purchasers.  In 2012, four customers (UNO Healthcare, Inc., Sigma-Aldrich Fine Chemical, Inc., Thermo Fisher Scientific Inc. (Thermo Scientific Microgenics) and Qiagen Sciences, LLC) accounted for more than 10% each of our total revenue, and collectively for 56% of our total revenue.  In 2011, two customers (Sigma-Aldrich Fine Chemical, Inc., and UNO Healthcare Inc.) accounted for more than 10% each of our total revenue, and collectively for 38% of our total revenue.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 100% of our annual sales of Aquaplex®. In a year we typically sell to less than 200 individual customers.

In 2013, we anticipate the products from our new pulse drying facility will increase both our total sales volume and overall number of customers and reduce any dependence on just a few  existing large repeat customers.  Our customer trend is moving to long-term or sole source contracts with our customers. In 2010, we signed a two-year supply agreement for Trappsol® HPB with Qiagen Sciences, LLC, which was extended in 2011 for an additional two years.  In 2012, we signed a four-year supplier agreement for  Trappsol® HPB with Siemens Corporation.  Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current CD related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.  With the addition of our pulse dryer, we will be able to expand and diversify our product offerings.  We expect over time this will result in less volatility in our sales due to less dependence on our cyclical research and development customers.   Even though our pulse drying facility is now operational, we can provide no assurances we will be successful in increasing our sales volume.

We have identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® CDs and Active Pharmaceutical Ingredients and other ingredients into solid materials, more economically and with less degradation to the materials from the drying process, leaving the CD and ingredient in a complexed powder form that can be readily used by our customers to mix into their specific product formulations in triturate form.

The pulse drying technology allows production of CD complexes (Aquaplex®) in larger quantities, with shorter lead times and at competitive retail and wholesale prices.  Pulse drying provides significant production advantages, such as more efficient and therefore economical removal of water and faster system cleaning and production changes to a different product compared to conventional freeze dry and traditional spray drying techniques now used in the industry.  We expect to continue to gain manufacturing efficiencies with our facility designed for pulse drying with continuous production runs and less down time for cleaning.  Currently, existing industrial product drying facilities are very old, have higher operating costs, and are less flexible to changes in production runs.  We are developing proprietary production methods that will be designed to give us additional competitive advantages.

We purchased a pulse drying system in 2010 and in 2011 completed construction of a c-GMP (current Good Manufacturing Practice) facility to manufacture commercial quantities of CD complexes.  These products will meet current food and Active Pharmaceutical Ingredient (“API”) production standards and will be sold using our Trappsol® and Aquaplex® product marks.  API production quality standards are higher than those for foods but somewhat less stringent that those for finished pharmaceutical dosage manufacturers.  In 2013, the new pulse drying facility will allow for further business diversification in our continued transition to the more value-added complexes where we expect growing demand and little competition initially, and will add product manufacturing to our current sales distribution business.

We intend to continue promoting the use of Trappsol® and Aquaplex® products in the research and product development activities of existing and new customers and clients. We plan to pursue licensing rights created as a result of the research work conducted using our products.  We will also look for opportunities to develop our own new products; including conducting our own research and development activities and creating a commission based sales force.

Marketing Plan

We believe the failure of businesses to exchange and/or disseminate information about CD based product development has hindered a more rapid commercialization of CDs in spite of their great safety as excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the resistance to change created by the previous conservatism and secrecy. Now that we are able to provide bulk quantities of Aquaplex® products using proprietary technology, we are urging pharmaceutical companies more persuasively to incorporate these Aquaplex® products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the greater availability of water soluble API(s) in bulk quantities.

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

We intend to continue to work with clients in European and Asian countries which usually employ basic CDs as GRAS (Generally Recognized As Safe) excipients.  Now that certain chemically modified CDs (in our case Trappsol® HPB) have been accepted as safe and non-hazardous for human use in large part due to their designation as an orphan drug by the FDA, we intend to pursue new sales in the European and Asian markets.  We are creating new products under our trademarks Trappsol® and Aquaplex® that may be used by other manufacturers wishing to take advantage of specific beneficial properties of our products that require no further processing, i.e., may be added directly to formulations.

We will continue to evaluate and pursue patent opportunities that may present themselves, so that we may sublicense such rights to others or use them to develop our own proprietary products. We intend to generate revenue from sub-licensing royalties, sales of CD complexes to be used in new and existing pharmaceuticals; and direct sales to end-users.

A tertiary focus after pharmaceutical and nutraceutical applications is to promote our products to the ”3 F” (fragrance, flavors, and food) companies.  Price is a primary concern in these markets, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs and/or CD complexes, receive approval for human consumption.  These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least  expensive.  The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances, pharmaceuticals) have already become accepted commercial uses for chemically modified CDs and naturally modified CDs.

We have increased our business development efforts with a goal to conduct at least six Aquaplex® drying campaigns in 2013.

As we move into 2013, our focus continues to be increasing revenues.  We intend to establish and staff a small professional sales and marketing department.  We are now able to supply our existing products in larger quantities.  Our initial goal is to increase the visibility of our existing products and enhanced capabilities to our existing customers.  Our second goal is to improve visibility to new customers and seek out new product opportunities that are compatible with our expanded capabilities.

In addition to our in-house sales and marketing staff, we also intend to launch a commissioned sales representative program to partner with experienced independent sales professionals who have backgrounds in consulting and product development and extensive contacts in our targeted markets.

Competition

We are currently a leading consultant in determining manufacturing standards and costs for chemically modified CDs and CD complexes. However, the potential will always exist for competition in this area since no patent protection can be comprehensive and forever exclusive. Nevertheless, there is a perceived barrier to entry into the CD industry because of the lack of general experience with CDs. We have established informal business relationships with many of the producers and consumers of CDs worldwide and we have amassed over the 18 years of our existence an unmatched experience database. We believe these relationships and market knowledge provide significant advantages in marketing lead time, and combined with a strong marketing presence and adequate capitalization will give us a two- to three-year lead time advantage over our competitors.

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

Currently, all of our products are sold for research and development purposes only, which do not require FDA approval. Any use in humans as a drug or food product would require compliance with FDA regulations. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural CD products are commonly known as “Alpha”, “Beta” and “Gamma”. These products represent approximately 10% of our annual sales. Hydroxypropyl derivatives of Beta CD are considered GRAS in other countries and there continues to be conscientious efforts to make this derivative and other CD derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to regulations relating to drug development and sale. The effect of such determination would affect our sales and limit or prohibit distribution of such products.

Employees

We employed five people on a full-time basis in 2012. We expect to hire additional employees when our pulse drying facility operating time increases.  None of our employees belong to a union.  We believe relations with our employees are good.

Capital Structure

In 2004, we authorized a series of “blank check” preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock. The most significant right is Series A Preferred shareholders vote with the holders of Common Stock on all matters submitted to a vote of our shareholders. Shares of Series A Preferred Stock are entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensures that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares.  Currently, Mr. Strattan, our Chairman and Chief Executive Officer, is the owner of the one and only such share issued.

Item 1A.  Risk Factors.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

While our past success has largely depended on the efforts and abilities of our executive officers and certain other key employees, including C.E. Rick Strattan our Chief Executive Officer, and Jeffrey L. Tate, Ph.D., our President, the expansion of our business paradigm to include manufacturing will tend to minimize the risk of losing any one of these key people. However, at the present time, our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers or employees do not remain with us.

Four of our customers account for a substantial portion of our revenue, and the loss of one or more of these customers would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Four customers accounted for, individually, more than 10% of total sales in fiscal 2012. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers are sometimes crucial to cash flow.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® CD products we sell from third-party suppliers and even though our pulse drying facility is operational we will continue to depend on those manufacturers for the CD’s we use in our Aquaplex® products. Some Aquaplex products will be made in less than one kilogram quantities; and for these we will still depend on outside manufacturers that use lyophilization techniques.  However, we anticipate that many of our currently sold Aquaplex® products will be able to be made in small bulk quantities in our pulse dryer and inventoried, thereby reducing dependence on third party manufacturers for the greatest part of these current and growing Aquaplex® sales.  We purchase 99% of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply or, material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our profits may be negatively affected by currency exchange rate fluctuations.

Our earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results.  As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. Our currency exchange expense was $78 and $396 in 2012 and 2011, respectively.  If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased costs.

Our substantial debt could adversely affect our financial health.

We have significant long term debt.  This indebtedness could have important consequences. For example, it could:

●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, growth and other capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds.

We may need additional capital to grow our operations as planned.

For year ended December 31, 2012, we generated approximately $59,000 of cash from operations that was sufficient to fund our normal operations.  We began operation of our pulse dryer in the first quarter of 2012.  To achieve our 2013 production goals, additional capital may be required to meet our projected cash needs to otherwise grow our business as planned, including completing a stability study for Trappsol® Cyclo™ to meet regulatory requirements.  We expect this study to cost approximately $60,000.  If we are unable to generate additional cash flow or obtain additional debt financing or capital as needed, we may not be able to develop our business as planned and/or may be compelled to slow down the pace necessary to achieve our stated goals.

We are significantly influenced by one person who controls a significant majority of our voting stock.

As of March 11, 2013, C.E. Rick Strattan, our Chief Executive Officer, held the power to vote 24,548,758 shares of Common Stock (including 18,698,758 shares of Common Stock held directly by Mr. Strattan and 5,850,000 shares of Common Stock owned by The First Bridge University, Incorporated, a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code over which Mr. Strattan has sole voting and dispositive power) and one share of Series A Preferred Stock, or approximately 67% and 100% of the issued and outstanding shares of Common Stock and Series A Preferred Stock, respectively.  Each holder of Common Stock is entitled to one vote per share held of record on any matter that may properly come before the shareholders. The holder of Series A Preferred Stock is entitled to vote one share more than one-half of all votes entitled to be cast by the holders of all holders of the Company’s capital stock.  Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as an executive officer and director of the Company, the interests of Mr. Strattan here may conflict with, or differ from, the interests of other holders of our capital stock.  For example, Mr. Strattan could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Strattan may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock and the share of Series A Preferred Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

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

In 2000, we bought a series of buildings totaling approximately 6,000 sq. ft. on approximately 40 acres near the City of High Springs, Florida, for $210,000. Prior to September 30, 2011, we used the property as our corporate headquarters.  We currently have this property listed for sale for $549,000.  The property has been on the market since December 2010.  During 2011, we changed the property’s classification to held for sale and discontinued recognizing depreciation.

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

		High	Low
2011	First Quarter	$0.09	$0.03
	Second Quarter	$0.14	$0.06
	Third Quarter	$0.20	$0.06
	Fourth Quarter	$0.16	$0.09

2012	First Quarter	$0.21	$0.09
	Second Quarter	$0.21	$0.16
	Third Quarter	$0.26	$0.10
	Fourth Quarter	$0.17	$0.07

As of March 11, 2013, the last quoted price for our Common Stock was $0.09.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 11, 2013, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 78.

Dividend Policy

The Company paid no dividends in 2012 and will not pay any cash dividends on its Common Stock in 2013 because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On September 28, 2012, the Company issued 314,465 shares of Common Stock and warrants to purchase an additional 314,465 of Common Stock at $0.25 per share in a private placement for an aggregate purchase price of $50,000.  On September 28, 2012, the per share closing price of our Common Stock was $.12.

On January 12, 2012, the Company issued 284,319 shares of Common Stock to its employees for services previously rendered to the Company during 2011.  On January 12, 2012, the per share closing price of our Common Stock was $0.12.

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

All shares issued in 2012 and 2011 were issued in a transactions exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof, as transactions not involving a public offering.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We began operations in 1990. Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us.  Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies.  We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding satisfactory supply sources in the United States.  While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

At the end of 2008, we provided a Trappsol® product for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit.  On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease to our customer.  Our sales of Trappsol® Cyclo™ increased to $263,000 for 2012 from $182,000 for 2011.  We expect our sales of this drug product will increase in 2013.

Pulse Drying Services

In 2010, we acquired a new building.  In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary.  We currently provide the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins and (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component.  We expect future sales of cyclodextrins to our pulse dryer customers to exceed that of our largest existing resale customer.  We are focusing on production of our Aquaplex® water soluble API grade of chemicals, drugs and nutraceutical products.

Product Development

Sphingo Biotechnology, Inc., our wholly owned subsidiary, has contracted for the manufacture of 2500 100ml vials of Trappsol® Cyclo™ in a liquid form that we began shipping to our customers in November 2012.  The initial product will have a six month stability claim and we currently are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000, which will be included as inventory cost.  We intend to utilize manufacturing processes developed as part of this product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market.

Ferrazo Environmental Technologies, Inc., another wholly owned subsidiary, is promoting the “pump and treat” technique using a cyclodextrin enhanced flushing technology to clean up Superfund sites, which are uncontrolled or abandoned places where hazardous waste is located, possibly affecting local ecosystems or people. This technique was successfully used in published site tests by the U.S. Department of Defense and the U.S. Environmental Protection Agency (“EPA”) at two U.S. military sites in the late 1990’s. The “pump and treat” technique is a commonly used contaminant clean-up technique usually using just water. By adding certain cyclodextrins to the water, contaminant removal efficiencies are increased dramatically.  We are having preliminary discussions with the local office of an international environmental engineering firm regarding our product, Ferrazo™ 2B, which has been approved for inclusion on the U.S. EPA National Contingency Plan list of products that is now part of the EPA’s Superfund legislation.

Liquidity and Capital Resources

Our cash decreased to $23,000 as of December 31, 2012, from $127,000 at December 31, 2011. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts.  This decrease was due primarily to payment of costs for our pulse dryer system and the production of inventory of our new liquid form of Trappsol® Cyclo™ at the end of 2012. Our working capital is negative ($15,000) at December 31, 2012 compared to our negative position of ($336,000) at December 31, 2011.  This improvement in our working capital is due to our net income for 2012, $50,000 from issuing additional common stock, and $196,000 in longer term financing related to our solar electric system and pulse dryer previously due at December 31, 2011.  We expect to continue to improve our working capital in 2013 from a growth in sales for 2013.  We do not expect any disruption in operations due to our working capital position.  We will require additional working capital should we wish to implement our plan to add additional drying capacity.  We are exploring refinancing our existing debt and obtaining additional capital in 2013.  Our cash flow from operations for 2012 was $59,000 compared to $186,000 for 2011.  This decrease in cash from operations was due primarily to our increase in inventory and a reduction in our accounts payable.

In September 2012, we received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 of common stock at $0.25 per share.

We maintain a $100,000 line of credit, with interest due monthly at the higher of prime plus 2% or 6.5%.   We owed $94,000 on this line of credit as of December 31, 2012 compared to $96,000 at December 31, 2011.

In March 2011, we obtained a $325,000 equipment loan to partially finance the installation of the pulse dryer and building renovations.  The terms of the loan require monthly payments of approximately $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  When the High Springs property is sold, the loan balance outstanding is due in full.

In October 2012, we received our initial shipment of our liquid form of Trappsol® Cyclo™.  We believe this product will provide patients with a more easily usable and thereby more economical form of our Cyclo™ product.  We continue to maintain inventory levels sufficient for one year of sales of THPB, which represented 69% of our sales in 2012.  We maintain a larger inventory of THPB based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  This product has a three week or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we now maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we can sell this product in the normal course of business.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000, of which $440,000 was financed by the seller.  The property is located in an established industrial park.  In 2010 and 2011, we capitalized $1,151,000 in equipment and improvements for the new building and pulse drying operation.  We obtained $325,000 in bank financing and the contractor financed $178,000, with the balance paid from cash flow. We currently have our High Springs property listed for sale for $549,000.

We installed a solar electric renewable energy system on the rooftop of our pulse drying building, which was operational in November 2011.  The system is designed to generate 140 KWH of electric power and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We intend to sell electricity generated in excess of our needs, if any, to our local utility at prevailing rates.  The cost of the solar equipment and installation was $186,000 and the contractor financed $108,000 and we have received $99,000 in Federal and other grants.

In January 2012, we issued 284,319 shares of our common stock as a bonus to our officers and employees.

At December 31, 2012, we have approximately $960,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $200,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire.

We recorded a $25,000 provision for income taxes in 2012.  We did not record a provision or benefit for income taxes in 2011.

We have no off-balance sheet arrangements as of December 31, 2012.

Results of Operations

For 2012, we reported net income of $74,000, compared to net loss in 2011 of ($98,000).

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

2012 compared to 2011

Total revenues for 2012 were $1,045,000 compared to $1,032,000 for 2011.  Our 2012 revenues for drying services were $57,000.  We did not provide drying services prior to 2012.  We completed our first drying order in the first quarter of 2012 for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer.  We also purchased 154 Kg of this dried product for sale to one of our customers.  Total product sales for 2012 were $988,000, a 4% decrease over 2011 product sales of $1,032,000. Our 2011 product sales were the highest reported in our history, and 2012 was our second highest product sales total. Our record sales for 2012 and 2011 are due primarily to recent publicity regarding use of Trappsol® HPB to treat NPC. Our sales of Trappsol® HPB increased to $672,000 in 2012 from $650,000 in 2011.  This increase is due primarily to our distributor who is selling our Trappsol® Cyclo ™ for treatment of Brazilian children.  Sales of our new liquid form of Trappsol® Cyclo™ were $69,000 in 2012.  Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.

Our sales of Aquaplex® are primarily to one customer, Sigma-Aldrich Fine Chemical, Inc., the world’s largest distributor of chemicals for research.   Sales of Aquaplex® were $81,000 for 2012 compared to $143,000 for 2011.  This decrease of 43% is not considered a trend, but is representative of the purchase pattern of this major customer.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume. In 2012, our four largest customers Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen Sciences, LLC) accounted for 56% of our revenues; the largest accounted for 23% of our revenues.  In 2011, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen Sciences, LLC, accounted for 55% of our revenues; the largest accounted for 28% of revenues. This decrease results from the increase in the number of customers purchasing HPB and the increase in the size of our average HPB sale.  Our usual smaller sales of HPB occur more frequently throughout the year compared to our extraordinary large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results. We have not experienced significant price resistance for our products and we remain positive that our customer’s market segments are not significantly affected by the general downturn in the U.S. economy and that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) decreased to $140,000 for 2012 compared to $274,000 for 2011. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of product sales decreased to 14% for 2012 from 27% for 2011.  This decrease was due the increase in Trappsol sales in 2012, which have lower average product costs and a large sale in 2011 with a 93% product cost.  Absent this sale, our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 16% for 2011.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2012 or 2011.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins.  Therefore, our margins on these sales may decline. Our currency exchange expense was $78 and $396 in 2012 and 2011, respectively.

Personnel expenses decreased 7% to $320,000 for 2012, from $344,000 for 2011. Our gross payroll also decreased 7% to $305,000 for 2012 from $329,000 for 2011.  During 2011, we self performed much of our pulse dryer installation and building renovations using our employees and we capitalized our personnel costs directly related to these improvements, which reduced our payroll expenses.  We did not capitalize any personnel costs in 2012.  We also reduced operating costs to only sales and shipping functions in December 2011 at a personnel cost savings of approximately $15,000.  The decrease in personnel expense is also due to no stock compensation in 2012.  In 2011, we awarded $27,000 in stock bonuses to employees.  We expect personnel costs to increase in 2013 as the result of increasing our operation time of the pulse dryer and the addition of sales personnel.

Repairs and maintenance expenses decreased 30% to $17,000 for 2012 from $25,000 for 2011. The decrease is due primarily to the completion of our pulse dryer in 2011 and low volume of operations in 2012.  We expect our 2013 repairs and maintenance costs to increase with the expected increased operation of the dryer.

Consulting expense, paid primarily by the issuance of common stock decreased 100% from $121,000 for 2011.  We issued no common stock to consultants in 2012.  During 2011, we hired consultants to perform certain investor and public relations activities and issued them 815,679 shares of our Common Stock.  We have no ongoing agreements that include stock compensation at December 31, 2012.

Professional fees decreased 19% to $145,000 for 2012 from $178,000 for 2011.  This decrease was due primarily from addressing 2011 compliance matters that did not recur in 2012.  However, professional fees may increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses decreased 21% to $96,000 for 2012 from $121,000 for 2011. This decrease is due primarily to reduction in investor relations consultants and product donated for research.   We expect to increase sales, marketing, travel and other general expenses to create a sales and marketing department, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased 336% to $143,000 for 2012 from $33,000 for 2011.  The increase is due to 2012 depreciation on the dryer system that was placed in service in January 2012.    We expect our depreciation expense for 2013 will be consistent with 2012 expense.

Freight and shipping was consistent at $11,000 for 2012 and 2011. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

Interest expense increased to $62,000 for 2012, from $26,000 for 2011 after capitalizing $13,000 into construction in progress.  We financed the acquisition of our new facility at the end of 2010 and obtained an equipment loan in March 2011, and financed our solar electric system in 2012.  We expect our interest expense in 2013 to be comparable to 2012 expense.

We recognized a $25,000 provision for income taxes in 2012.  We did not recognize a provision or benefit for income taxes in 2011.

We recognized net income after income taxes of $74,000 for 2012 compared to net loss after taxes of ($98,000) for 2011.

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

In keeping with our commitment to use the internet as a major advertising and public relations outlet, we have increased our presence through two websites, cyclodex.com for our cyclodextrin product information and ctd-holdings.com that serves our shareholders and potential investors. This asset has been instrumental in creating and maintaining a worldwide presence for us in the implementation of research and commercialization of CD applications. We believe the maintenance and growth of our web site will return that investment many times.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2012, we have a $200,000 net deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $21,000, due primarily to an increase in our deferred tax liability in 2012.

For 2012, we reported net income before income taxes of $103,000.  Our deferred net tax asset decreased by $25,000, which is the result of recording a $25,000 income tax provision.  Our valuation allowance percentage is 10% at December 31, 2012.

For 2011, we reported net loss before income taxes of ($98,000).  Our deferred tax valuation allowance decreased by $2,000, based on our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage was 30% at December 31, 2011.

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

We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior eight years, we have also recognized taxable income for four of the prior eight years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2012, we would need to generate approximately $790,000 of taxable income to fully utilize our $200,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior six years, the trend of increased revenues from 2006 through 2012 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Current sales growth is due to increased interest and sales of our product THPB during 2012 and 2011, which is expected to continue into 2013 and future years.  We also expect our new pulse dryer and the interest in THPB to increase the demand and sales of our other products.

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

Item 8.  Financial Statements and Supplementary Data.

CTD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
CTD Holdings, Inc.

We have audited the accompanying consolidated balance sheets of CTD Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012. CTD Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida
March 13, 2013

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$22,839	$127,077
Accounts receivable, net	65,271	46,365
Inventory	205,155	142,017
Other current assets	10,945	820
Total current assets	304,210	316,279

PROPERTY AND EQUIPMENT, NET	1,608,283	1,722,116

OTHER ASSETS
Property held for sale	495,456	512,319
Deferred tax asset	200,000	225,000
Deferred costs, net of accumulated amortization of
$15,716 and $11,453, respectively	10,288	14,551
Total other assets	705,744	751,870

TOTAL ASSETS	$2,618,237	$2,790,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$83,502	$528,987
Line of credit	94,487	96,251
Current portion of long-term debt	140,797	27,217
Total current liabilities	318,786	652,455

LONG-TERM LIABILITIES
Long-term debt, less current portion	750,776	713,338

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share,
100,000,000 shares authorized, 36,889,535 and
36,575,070 shares issued and outstanding, respectively	3,688	3,657
Preferred stock, par value $.0001 per share,
5,000,000 shares authorized;
Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,881,605	3,831,636
Accumulated deficit	(2,336,618)	(2,410,821)
Total stockholders' equity	1,548,675	1,424,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,618,237	$2,790,265

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

REVENUES
Product sales	$988,011	$1,031,849
Drying services	56,930	-
	1,044,941	1,031,849

EXPENSES
Personnel	319,784	343,633
Cost of products sold
(exclusive of depreciation and
amortization, shown separately below)	139,676	273,756
Repairs and maintenance	17,286	24,553
Consulting	-	121,472
Professional fees	144,788	178,177
Office and other	95,599	120,816
Amortization and depreciation	142,642	32,747
Freight and shipping	10,813	10,953
Loss on disposal of equipment	16,863	-
	887,451	1,106,107

INCOME (LOSS) FROM OPERATIONS	157,490	(74,258)

OTHER INCOME (EXPENSE)
Investment and other income	3,510	2,299
Interest expense	(61,797)	(25,808)
Total other income (expense)	(58,287)	(23,509)

INCOME (LOSS) BEFORE INCOME TAXES	99,203	(97,767)

PROVISION FOR INCOME TAXES	25,000	-

NET INCOME (LOSS)	$74,203	$(97,767)

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	36,680,179	35,807,497

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance,
December 31, 2010	35,408,822	3,540	3,712,208	(2,313,054)	1,402,694

Shares issued to employees	284,319	29	27,265	-	27,294

Shares issued to consultants	881,929	88	92,163	-	92,251

Net loss	-	-	-	(97,767)	(97,767)

Balance,
December 31, 2011	36,575,070	3,657	3,831,636	(2,410,821)	1,424,472

Sale of common stock	314,465	31	49,969	-	50,000

Net income	-	-	-	74,203	74,203

Balance,
December 31, 2012	36,889,535	$3,688	$3,881,605	$(2,336,618)	$1,548,675

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$74,203	$(97,767)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:

Depreciation and amortization	142,642	32,747
Loss on disposal of equipment	16,863	-
Provision for doubtful accounts	-	(6,000)
Stock compensation to consultants	-	88,888
Stock compensation to employees	-	27,294
Deferred income taxes	25,000	-
Increase or decrease in:
Accounts receivable	(18,906)	38,597
Inventory	(63,138)	33,347
Other current assets	(10,125)	4,312
Accounts payable and accrued expenses	(108,038)	64,363
Total adjustments	(15,702)	283,548

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,501	185,781

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(166,172)	(553,784)

NET CASH USED IN INVESTING ACTIVITIES	(166,172)	(553,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	325,000
Proceeds from line of credit	-	96,251
Proceeds from sale of stock	50,000	-
Payments on long-term debt	(44,803)	(23,420)
Loan costs	-	(9,504)
Payments on lines of credit	(1,764)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,433	388,327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,238)	20,324

CASH AND CASH EQUIVALENTS, beginning of period	127,077	106,753

CASH AND CASH EQUIVALENTS, end of period	$22,839	$127,077

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with debt	$195,821	$-

Common stock awards capitalized as equipment	$-	$3,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$61,797	$39,215

Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are engaged in the marketing and sale of cyclodextrins (“CD’s”) and related products to food, pharmaceutical and other industries. In 2012, we began offering pulse drying services to dry products containing cyclodextrins.  We also provide consulting services related to cyclodextrin technology.

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2012 and 2011 will be immaterial.

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

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  No impairments were identified or recorded in 2012 or 2011.

(g) PROPERTY HELD FOR SALE–– Property held for sale consists of 40 acres of land and buildings located in High Springs, Florida.  This property was used for operations and our corporate offices through September 30, 2011, and is currently vacant.  Property is classified as held for sale when management’s intent is to sell the property and the applicable accounting criteria are satisfied.  This determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur.  Actual results could differ from those assumptions.  Upon designation as held for sale, the carrying values of the assets are recorded at the lower of the carrying value or the estimated fair value, less estimated selling costs.  Assets held for sale are no longer depreciated.  We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets.  No impairments were identified or recorded in 2012 or 2011.

(h) DEFERRED COSTS––Deferred costs consist of primarily of loan costs. Deferred costs are amortized using the straight-line method over their respective estimated useful lives, which approximates the effective interest method

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(i) REVENUE RECOGNITION––We recognize revenue from product sales and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met.

(j) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incurred $2,900 and $9,700 in advertising expenses for 2012 and 2011.

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

(n) NET INCOME (LOSS) PER COMMON SHARE––Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented. For stock earned under employment and consulting agreements (see Note 7), the monthly stock awarded is treated as issued on the 15th day of each month earned for purposes of computing the weighted average outstanding shares.

(o) STOCK BASED COMPENSATION––The Company periodically awards stock to employees.  For stock issued under annual employment contracts, an expense is recognized equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month, less a 20% discount if the stock is restricted for at least six months. The Company periodically awards stock bonuses to employees. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the award date, less a 20% discount if the stock is restricted for at least six months. The Company periodically issues stock to consultants. The Company records an expense equal to the fair value of the stock on the closing trading price of the stock on the day awarded, less a 20% discount if the stock is restricted for at least six months.

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
DECEMBER 31, 2012 AND 2011

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

We have no assets or liabilities that were measured using fair value at December 31, 2012 or 2011.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of our long-term debt is estimated based on the present value of the underlying cash flows discounted at current rates offered the Company for similar debt.  At December 31, 2012 and 2011, the carrying value of long-term debt approximated fair value.

(q) RECLASSIFICATIONS––Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the 2012 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity.

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

(2) MAJOR CUSTOMERS AND SUPPLIERS:

In 2012, four major customers accounted for 56% of total revenues. In 2011, two major customers accounted for 38% of total revenues.

Substantially all inventory purchases were from three vendors in 2012 and 2011.

We have two sources for our Aquaplex® products. However, we have manufactured these products in the past and could do so again, if necessary. There are multiple sources for our Trappsol® products.

(3) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(a) DEMAND AND CERTIFICATE OF DEPOSITS––We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits.

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and Hungary. Three customers accounted for 71% of the accounts receivable balance at December 31, 2012. Three customers accounted for 82% of the accounts receivable balance at December 31, 2011. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2012	2011

Land	$85,781	$85,781
Building and improvements	416,679	405,549
Machinery and equipment	1,275,920	113,744
Office Furniture and equipment	52,318	50,209
	1,830,698	655,283
Less: accumulated depreciation	222,415	84,036
	1,608,283	571,247

Equipment not in service	-	1,150,869

Property and equipment, net	$1,608,283	$1,722,116

During 2011, we constructed a pulse dryer system.  Our capitalized cost includes approximately $13,400 of interest.  The pulse dryer system was substantially complete at the end of 2011, but was not placed in service until January 2012.

(5) DEBT:

We owed $412,952 and $426,312, at December 31, 2012 and 2011, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010.  The note matures on September 15, 2015 and accrues interest at a rate of 5.375% per year.  The note requires payment of (i) monthly installments of accrued interest in the amount of $750 until January 2, 2011, (ii) monthly installments of principal and accrued interest in the amount of $2,995 beginning January 1, 2011 through and including August 1, 2015, and (iii) a final balloon payment of principal and accrued interest in the amount of $376,610 on September 15, 2015.

We owed $300,716 and $314,243 at December 31, 2012 and 2011, respectively, on a equipment loan to complete the installation of the pulse dryer and related building renovations.  The terms of the loan require monthly payments of $2,833, including principal and interest at 6.5%, with a final balloon payment due in March 2016.  The loan is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our President and Chief Executive Officer.   When the High Springs property is sold, the loan balance outstanding is due in full.    The loan is also subject to an annual minimum debt service coverage ratio of 1.25 to 1.

In 2012, we financed the $67,800 balance due to the contractor for our solar electric system that was installed in 2011.  At December 31, 2011, the balance of $107,800 was included in accounts payable.  We owed $49,884 on the note at December 31, 2012.  The terms of the note require monthly payments of $2,290, including interest at 10%, maturity 2015.  The loan is collateralized by the solar electric system.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5) DEBT:  (CONTINUED)

In 2012, we financed the balance due to the contractor for the installation of our pulse dryer that was installed in 2011.  At December 31, 2011, the balance of $235,000 was included in accounts payable.  We owed $128,021 on the note at December 31, 2012.  The terms of the note require monthly payments of $8,244, including interest at 8.5%, with final payment of $28,685 plus interest due in February 2014.  The loan is collateralized by the pulse dryer.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2013	$140,797
2014	95,196
2015	402,459
2016	253,121
2017	-
Thereafter	-
$891,573

In March 2011, we obtained a $100,000 line of credit, due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our President and Chief Executive Officer.   We owed $94,487 and $96,251 on this line of credit as of December 31, 2012 and 2011, respectively.

(6) STOCK TRANSACTIONS:

In September 2012, the Company received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 of common stock at $0.25 per share.

There were no stock based compensation awards to employees or consultants in 2012.

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

Effective September 1, 2011, we engaged a consultant to perform certain corporate finance and investor communication activities for 500,000 shares of our common stock plus a monthly fee.  We issued the 500,000 shares and recorded an expense of $64,000 in 2011.  We cancelled this agreement in February 2012.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

(8) INCOME TAXES:

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

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $221,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior eight years, we have also recognized taxable income for four of the prior eight years utilizing a total of $456,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2012, we would need to generate approximately $790,000 of taxable income to fully utilize our $200,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior eight years, the trend of increased revenues from 2006 through 2012 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include the timing of expiration of the net operating loss carryforwards prior to being utilized, increased depreciation from our pulse dryer, unpredictability of future sales and profitability, the unknown future operating results from our pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB during 2012 and 2011, which is expected to continue into 2013 and future years.  We also expect the interest in THPB to increase the interest and sales of our other products.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8) INCOME TAXES:  (CONTINUED)

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

We have available at December 31, 2012, unused net operating loss carryforwards totaling approximately $960,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2017	$206,000
2020	280,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	97,000
Total	$960,000

For 2012, we recognized a $25,000 provision for income taxes and we decreased our deferred tax valuation allowance based on our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage is 10% at December 31, 2012.

For 2011, we did not record a benefit or provision for income taxes.  We decreased our net deferred tax asset by $2,000 and we also decreased our valuation allowance by $2,000 based on our overall evaluation of our future profitability and ability to utilize our net deferred tax assets.  Our valuation allowance percentage was 30% at December 31, 2011.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that our estimated deferred tax asset will change in the near term and be material to the financial statements.

The components of our provision for income taxes are as follows for the years ended December 31:

	2012	2011

Current income tax benefit (expense)	$-	$-
Tax benefit (expense) of temporary differences	(101,000)	(2,000)

Decrease (increase) in valuation allowance	76,000	2,000
Total net tax benefit (expense)	$(25,000)	$-

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8) INCOME TAXES:  (CONTINUED)

Significant components of our deferred Federal income taxes were as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$268,000	$229,000
Stock-based compensation expense	-	93,000
Total deferred tax assets	268,000	322,000
Less valuation allowance	(21,000)	(97,000)
Deferred tax assets, net of valuation	247,000	225,000
Deferred tax liabilities:
Depreciation expense	(47,000)	-

Net tax assets	$200,000	$225,000

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% is summarized as follows:

	2012	2011

Tax benefit (expense) at Federal statutory rate	$(28,000)	$27,000
Effect of State taxes	(5,000)	4,000
Nondeductible expenses	-	(15,000)
Effect of surtax exemption	8,000	(8,000)
Other	-	(8,000)
Total tax benefit (provision)	$(25,000)	$-

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2009, except for net operating loss carryforwards from periods prior to 2009.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

(9) EMPLOYEE BENEFIT PLAN:

We maintain a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2012 and 2011, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $11,023 and $11,505 for 2012 and 2011, respectively.

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

Management’s Annual Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, Management has concluded that, as of December 31, 2012, the Company’s internal control over reporting is effective.

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

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance With Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers:  The ages of individuals are provided as of March 11, 2013:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	67	Director, CEO, Chairman	1990
Jeffrey L. Tate, Ph.D.	55	Director, President	2010
George L. Fails	68	Director, Operations Manager	2001

The Three (3) directors serve until the next Annual Meeting of Shareholders, or until a successor shall be elected and qualified.

C.E. Rick Strattan has served as CEO and Director of the Company since 1990.  Mr. Strattan served as treasurer of the Company from August 1990, to May 1995.  From November 1987 through July 1989, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for CDs. Mr. Strattan was responsible for CD sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of cyclodextrins.

Mr. Strattan was selected to serve as a member of our Board of Directors because of his extensive experience with CDs, his years of executive level experience, and his advanced degrees in pharmacology and marketing/computer information sciences.

Dr. Jeffrey L. Tate has served as President and Director of the Company since August 2010.  Dr. Tate has been President and Chief Executive Officer of NanoSonic Products, Inc., a wholly-owned subsidiary of the Company responsible for the Company’s product Aquaplex®, since February 2010.  Since July 2010, Dr. Tate has served as Secretary and Treasurer of two of the Company’s other wholly-owned subsidiaries, Ferrazo Environmental Technologies, Inc. and Sphingo Biotech, Inc.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using spray drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

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

To our knowledge, based solely on review of these filings and representations from the certain reporting persons, we believe that during the year ended December 31, 2012, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2011 and 2012 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

			Long-term Compensation
	Annual Compensation		Awards			Payouts
Name & Principal	Year	Salary ($)	Stock Awards ($)		Securities underlying Options/SARs (#)	LTIP Year Payouts ($)	All Other Compensation ($) (4)	Total ($)

C.E. Rick Strattan	2012	48,000		-	-	-	1,872	49,872
CEO and Chairman	2011	99,000	5,000	(1)	-	-	2,200	106,200

Jeffery L Tate	2012	120,000		-	-	-	4,800	124,800
Executive V.P.	2011	120,000	5,000	(2)	-	-	4,000	129,000

George L. Fails	2012	48,000	-		-	-	1,230	49,230
President	2011	42,000	5,000	(3)	-	-	1,120	48,120

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

(4) In 2012, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $1,872, $4,800 and $1,230 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.  In 2011, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $2,200, $4,000 and $1,120 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.

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

Compensation of Directors

None of our directors receives any compensation for serving as such. During the fiscal year ended December 31, 2012, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock and Series A Preferred Stock of the Company on March 11, 2013, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 11, 2013 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 36,996,008 shares of Common Stock and one share of Series A Preferred Stock outstanding as of March 11, 2013.

Names and Address of Individual or Identity of Group	Class of Stock	Amount and Nature of Beneficial Ownership		Approximate % of Class

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Common Stock	24,548,758	(1)	66.36%

Jeffry L. Tate 6709 NW County Road 325 Alachua, FL 32615	Common Stock	302,083		*

George L. Fails 2420 N.W. 142 Avenue Gainesville, FL 32609	Common Stock	1,486,332		4.02%

All Officers and Directors as a group	Common Stock	26,337,173		71.19%

C.E. Rick Strattan 4123 N.W. 46th Avenue Gainesville, FL 32606	Series A Preferred Stock	1		100%
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the employment agreements, we have not engaged in any transactions with related parties since January 1, 2012.  For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2012 and 2011 for professional services rendered by the principal accountant, Averett Warmus Durkee, P.A. for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $36,000 and $9,000, respectively.

Audit-Related Fees

No fees were billed during the last fiscal year for any assurance and related services by Averett Warmus Durkee, P.A. that are not reported under the caption “Audit Fees”.

Tax Fees

No fees were billed during the last fiscal year for professional services rendered by Averett Warmus Durkee, P.A. for tax compliance, tax advice, or tax planning.

All Other Fees

No other fees were billed during the last fiscal year for professional services provided by Averett Warmus Durkee, P.A.

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

10.4	Employment Agreement dated as of January 1, 2012 between NanoSonic Products, Inc. and Jeffrey L. Tate, Ph.D.†*

10.5
Employment Agreement of Louis S. Weltman dated July 1, 2009 (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 19, 2010). †

10.6
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
C.E. RICK STRATTAN, Chief Executive Officer (principal executive, financial and accounting officer) Date: March 13, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN, Chief Executive Officer; Director (principal executive, financial and accounting officer)
Date: March 13, 2013

By:	/s/ George L. Fails
GEORGE L. FAILS Director
Date: March 13, 2013

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE Director
Date: March 13, 2013