Form 10-Q
period 2013-03-31
CTD HOLDINGS INC
filed 2013-05-08
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2013.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 7, 2013, the Company had outstanding 36,996,008 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,662	$22,839
Accounts receivable, net	251,366	65,271
Inventory	200,726	205,155
Other current assets	8,670	10,945
Total current assets	558,424	304,210

PROPERTY AND EQUIPMENT, NET	1,574,715	1,608,283

OTHER ASSETS
Property held for sale	495,456	495,456
Deferred tax asset	160,000	200,000
Deferred costs, net	9,298	10,288
Total other assets	664,754	705,744

TOTAL ASSETS	$2,797,893	$2,618,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$181,073	$83,502
Line of credit	90,996	94,487
Current portion of long-term debt	157,747	140,797
Total current liabilities	429,816	318,786

LONG-TERM LIABILITIES
Long-term debt, less current portion	699,324	750,776

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,889,535 and 36,889,535 shares issued and outstanding, respectively	3,688	3,688
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,881,605	3,881,605
Accumulated deficit	(2,216,540)	(2,336,618)
Total stockholders' equity	1,668,753	1,548,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,797,893	$2,618,237

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

REVENUES
Product sales	$583,491	$384,979
Drying services	-	56,930
	583,491	441,909

EXPENSES
Personnel	80,428	95,591
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	215,825	109,544
Repairs and maintenance	3,191	5,048
Professional fees	43,131	77,370
Office and other	26,150	34,272
Amortization and depreciation	35,391	40,321
Freight and shipping	2,866	3,456
	406,982	365,602

OPERATING INCOME	176,509	76,307

OTHER INCOME (EXPENSES)
Investment and other income	715	1,007
Interest expense	(17,146)	(13,541)
	(16,431)	(12,534)

INCOME BEFORE INCOME TAXES	160,078	63,773

Income taxes	40,000	18,000

NET INCOME	$120,078	$45,773

NET INCOME PER COMMON SHARE	$.00	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,889,535	36,575,070

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,078	$45,773
Adjustments to reconcile net income to net Cash provided by (used in) operating activities:
Depreciation and amortization	35,391	40,321
Deferred income taxes	40,000	18,000
Increase or decrease in:
Accounts receivable	(186,095)	(164,479)
Inventory	4,429	(17,293)
Other current assets	2,275	(79)
Accounts payable and accrued expenses	97,571	71,563
Total adjustments	6,429	(51,967)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	113,649	(6,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(833)	(47,159)

NET CASH USED IN INVESTING ACTIVITIES	(833)	(47,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(34,502)	(47,909)
Payments on line of credit	(3,491)	(251)
NET CASH USED IN FINANCING ACTIVITES	(37,993)	(48,160)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,823	(101,513)

CASH AND CASH EQUIVALENTS, beginning of period	22,839	127,077

CASH AND CASH EQUIVALENTS, end of period	$97,662	$25,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,146	$13,541

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The information presented herein as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited.

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

Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(2) PROPERTY AND EQUIPMENT

In January 2012, we commenced operations of our pulse spray dryer.  The total cost of the dryer and operating components was approximately $1,162,000, including capitalized interest of approximately $13,400.

(3) LONG-TERM DEBT

Our mortgage note payable in the amount of $440,000 is collateralized by land and a building located in Alachua, Florida.   Monthly payments of $2,995, including principal and interest at 5.375%, are due beginning January 1, 2011 through and including August 1, 2015, with a final balloon payment of approximately $376,000 due in September 2015.

Our $325,000 equipment loan is collateralized by substantially all of the Company’s assets, including a mortgage on our 40 acre complex located in High Springs, Florida and is guaranteed by C.E. Rick Strattan, the Company’s Chairman and Chief Executive Officer.  Monthly payments of approximately $2,833, including principal and interest at 6.5%, are due with a final balloon payment due in March 2016.   Our High Springs property is listed for sale.  If we were to sell this property, the equipment loan is due in full.  The loan is also subject to an annual minimum debt service coverage ratio of 1.25.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2013	$157,747
2014	50,712
2015	398,702
2016	249,910
2017	-
Thereafter	-
$857,071

(4) LINE OF CREDIT

Our $100,000 line of credit is due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%.  The credit line is cross collateralized with the $325,000 equipment loan, is collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our Chairman and Chief Executive Officer.   We owed $90,996 and $94,487 on this line of credit as March 31, 2013 and December 31, 2012, respectively.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

(5) INCOME TAXES:

The Company reported net income for the three months ended March 31, 2013 and recorded a $40,000 tax provision and decreased its deferred tax asset.

The Company reported net income for the three months ended March 31, 2012 and recorded a $18,000 income tax provision and decreased its deferred tax asset.

(6) NET INCOME PER COMMON SHARE:

Net income per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(7) CONCENTRATIONS:

Sales to two major customers accounted for 64% of total sales for the three months ended March 31, 2013. Sales to three major customers accounted for 54% of total sales for the three months ended March 31, 2012.

Substantially all 2013 and 2012 inventory purchases were from three vendors.

The Company has two sources for Aquaplex® inventory. However, we have manufactured these products in the past and believe we could do so again, if necessary. There are multiple sources for our Trappsol® inventory products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2012.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

We have established wholly-owned subsidiaries and divisions to provide brand awareness to our more significant market segments.  Cyclodextrin Development Technologies, Inc. is our oldest subsidiary and is the distributor of fine chemicals in smaller quantities (under ten kilograms).  NanoSonic Products, Inc. offers pulse drying services and product sale quantities from ten kilograms to metric tons.  Sphingo Biotech, Inc. distributes our Trappsol® Cyclo™ products and is exploring additional uses of this product.  We have created Ferrazo Environmental Technologies, Inc. to develop products for use in the environmental clean-up industry.

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

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us vary significantly from quarter to quarter.  We also have four large customers (each of whom historically has purchased regularly from us and, has accounted for greater than 10% of our annual revenues in certain years) who have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins.  We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs.  The sales to large customers and the product mix and volume of products sold will continue to affect our revenues and product margins. These factors historically have contributed, and are likely to contribute in the future, to significant revenue volatility from quarter to quarter and year to year.

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”).  NPC is also called Childhood Alzheimer’s.  It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells.  The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit.  On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease to our customer.  Our annual sales of Trappsol® Cyclo™ increased to $263,000 for 2012 from $182,000 for 2011.  We expect our 2013 annual sales of this drug product to exceed our 2012 annual sales.

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

Product Development

Sphingo Biotechnology, Inc., our wholly owned subsidiary, acquired 2500 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer that we began shipping to our customers in November 2012.  We expect to acquire an additional 2500 vials in the third quarter of 2013.  This product has a six month stability claim and we currently are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000.  Once we acquire a third batch of vials, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our cost.  We believe we can utilize manufacturing processes developed as part of this product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market.  We plan to have manufactured 500 vials each of our two best selling research grade Trappsol® products in liquid form during 2013.

 Liquidity and Capital Resources

Our cash increased to $98,000 as of March 31, 2013, compared to $23,000 as of December 31, 2012. This increase was due to strong sales in the first quarter of 2013 that are 60% of total product sales for all of 2012. Our working capital was $128,000 as of March 31, 2013, compared to ($15,000) at December 31, 2012. Our working capital increase is also the result of our strong sales in the first quarter of 2013 and the resulting reported net income.  We expect to continue to improve our working capital in 2013 through a continued growth in sales and managing our overhead costs.  We do not expect any disruption in operations due to our working capital position.  We will require additional working capital should we wish to implement our plan to add additional drying capacity.  We are exploring obtaining additional capital in 2013.  Our cash flows from operations for the first three months of 2013 were $114,000 compared to ($6,000) for the same period in 2012. This increase was also due to increase in sales and reported net income.

In October 2012, we received our initial shipment of our liquid form of Trappsol® Cyclo™.  We believe this product will provide patients with a more easily usable and thereby more economical form of our Cyclo™ product.  We continue to maintain inventory levels sufficient for one year of sales of Trappsol® HPB (THPB), which represented 69% of our sales in 2012.  We maintain a larger inventory of THPB based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  This product has a three week or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we believe we can sell this product in the normal course of business.

We maintain a $100,000 line of credit, with interest due monthly at the higher of prime plus 2% or 6.5%.   We owed $91,000 on this line of credit as of March 31, 2013, compared to $94,000 at December 31, 2012.

Our High Springs property is currently listed for sale at $549,000.

We have no off-balance sheet arrangements at March 31, 2013.

Results of Operations

We reported net income after income taxes of $120,000 for the three months ended March 31, 2013, compared to net income after taxes of $46,000 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, substantially all of our product sales consisted of Trappsol® products.  During the three months ended March 31, 2012, our product sales consisted of 92% Trappsol® products and 8% Aquaplex® products.  We have experienced continued growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended March 31, 2013 increased 52% to $583,000 compared to $385,000 for the same period in 2012. This increase is due primarily to our distributor who is selling our Trappsol® Cyclo ™ for treatment of Brazilian children with NPC.  Sales of our new liquid form of Trappsol® Cyclo™ were $198,000 in the first quarter of 2013.  This product was first available for sale in the fourth quarter of 2012.

In January 2012, we commenced operations of our pulse dryer.  Revenues from drying services were $57,000 or 13% of our total revenues for the three months ended March 31, 2012.  We did not provide any drying services in the first quarter of 2013. Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried consumer products.  We believe we are able to provide ultra-purified cyclodextrin material to meet our customer needs that is not currently provided by our competitors.

Our change in the mix of our product sales for the three months ended March 31, 2013 and 2012 follows:

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 2%, to $152,000 from $156,000 for the three months ended March 31, 2013 and 2012, respectively.  We have experienced steady interest in this product and expect our 2013 annual sales to exceed our 2012 annual sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 152%, to $213,000 from $84,000 for the three months ended March 31, 2013 and 2012, respectively.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $198,000 (93% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2013.  Our annual 2012 sales to this customer were $225,000 (86% of total 2012 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable.  We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients.  We expect to begin our stability study of the liquid form of Trappsol® Cyclo™ in the second quarter of 2013.

Trappsol® other products
Our sales of other Trappsol® products increased by 96%, to $215,000 from $110,000 for the three months ended March 31, 2013 and 2012, respectively.  This increase was due primarily to purchases from one customer totaling $140,000 for the three months ended March 31, 2013.  We expect 2013 annual sales of these products to be consistent with 2012 annual sales.

Aquaplex®
We had no sales of Aquaplex® for the three months ended March 31, 2013 compared to sales of $35,000 for the three months ended March 31, 2012. We do not consider this decrease to reflect a long-term trend, but it is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2013, we had two major customers account for 64% of our sales; the largest accounted for 34% of sales. During the three months ended March 31, 2012, we had three large customers account for 54% of our sales; the largest accounted for 25% of sales.  This change results from two of our customer’s large purchases in the first quarter of 2013.  The timing of when we receive, supply and ship large periodic orders has a significant effect on our sales and operating results.  We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at or above historical levels due to continued customer demand for our products. We added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2013 increased 97% to $216,000 from $110,000 for the same period in 2012. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 37% for the three months ended March 31, 2013 compared to 28% for the three months ended March 31, 2012.  This change is the result of the product mix and certain large orders.

Personnel expenses decreased by 16%, to $80,000 for the three months ended March 31, 2013 from $96,000 for the three months ended March 31, 2012.  We reduced our payroll during mid 2012, resulting in a decrease in payroll in 2013.  In January 2012, our pulse dryer facility became operational and our personnel costs were higher at that time.

Repairs and maintenance expenses decreased 37% to $3,000 for the three months ended March 31, 2013 from $5,000 for 2012. The decrease is due to minimal dryer operation in 2013.  We expect our 2013 repairs and maintenance costs to increase with the expected increased operation of the dryer.

Professional fees decreased 44% to $43,000 for the three months ended March 31, 2013, compared to $77,000 for the three months ended March 31, 2012. This decrease is due a reduced level of legal and accounting activity in the first quarter of 2013.  We expect our professional fees for 2013 to be comparable to 2012 amounts.  However, professional fees may increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses decreased 24% to $26,000 for the three months ended March 31, 2013 compared to $34,000 for the three months ended March 31, 2012.  In January 2012, our pulse dryer began operations, which increased our general and administrative expenses.  We expect to increase sales, marketing, travel and other general expenses to expand our sales and marketing functions, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation decreased to $35,000 for the three months ended March 31, 2013, compared to $40,000 for the three months ended March 31, 2012.  We expect depreciation expense to continue at this level for the remainder of 2013 and future years.

Freight and shipping was comparable at $3,000 for the three months ended March 31, 2013 and 2012, respectively. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Interest expense increased to $17,000 for the three months ended March 31, 2013, compared to $14,000 for the three months ended March 31, 2012.  We expect our interest expense to continue at this level for the remainder of 2013.

We recognized a $40,000 provision for income taxes for the three months ended March 31, 2013, compared to $18,000 for the three months ended March 31, 2012.  We have a net loss carryforward sufficient to offset our expected 2013 income tax liability.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2012.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do no undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: May 8, 2013	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)