Form 10-Q
period 2013-06-30
CTD HOLDINGS INC
filed 2013-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2013.

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

As of August 7, 2013, the Company had outstanding 36,996,008 shares of its common stock.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$532,482	$22,839
Accounts receivable, net	170,710	65,271
Inventory	115,014	205,155
Other current assets	10,044	10,945
Total current assets	828,250	304,210

PROPERTY AND EQUIPMENT, NET	1,540,608	1,608,283

OTHER ASSETS
Property held for sale	495,456	495,456
Deferred tax asset	70,000	200,000
Deferred costs, net	17,806	10,288
Total other assets	583,262	705,744

TOTAL ASSETS	$2,952,120	$2,618,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,964	$83,502
Line of credit	86,974	94,487
Current portion of long-term debt	57,569	140,797
Total current liabilities	256,507	318,786

LONG-TERM LIABILITIES
Long-term debt, less current portion	763,159	750,776

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 36,889,535 shares issued and outstanding	3,688	3,688
Preferred stock, par value $.0001 per share,5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,881,605	3,881,605
Accumulated deficit	(1,952,839)	(2,336,618)
Total stockholders' equity	1,932,454	1,548,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,952,120	$2,618,237

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES
Product sales	$708,322	$148,190	$1,291,813	$533,169
Drying services	-	-	-	56,930
	708,322	148,190	1,291,813	590,099

EXPENSES
Personnel	78,862	78,631	159,290	174,222
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	145,504	23,233	361,329	132,777
Repairs and maintenance	10,038	5,525	13,229	10,573
Professional fees	44,564	23,888	87,695	101,258
Office and other	23,484	42,895	49,634	77,167
Amortization and depreciation	35,391	30,552	70,782	70,873
Freight and shipping	1,837	2,760	4,703	6,216
	339,680	207,484	746,662	573,086

OPERATING INCOME (LOSS)	369,642	(59,294)	545,151	17,013

OTHER INCOME (EXPENSE)
Investment and other income	270	45	985	1,052
Interest expense	(15,211)	(15,183)	(32,357)	(28,724)
	(14,941)	(15,138)	(31,372)	(27,672)

INCOME (LOSS) BEFORE INCOME TAXES	353,701	(74,432)	513,779	(10,659)

Income tax benefit (expense)	(90,000)	18,000	(130,000)	-

NET INCOME (LOSS)	$263,701	$(56,432)	$383,779	$(10,659)

NET INCOME (LOSS) PER COMMON SHARE	$.01	$(.00)	$.01	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	36,889,535	36,575,070	36,889,535	36,575,070

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$383,779	$(10,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,782	70,873
Deferred income taxes	130,000	-
Increase or decrease in:
Accounts receivable	(105,439)	(22,225)
Inventory	90,141	(29,607)
Other current assets	901	-
Accounts payable and accrued expenses	28,462	20,908
Total adjustments	214,847	39,949

NET CASH PROVIDED BY OPERATING ACTIVITIES	598,626	29,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(1,127)	(50,566)

NET CASH USED IN INVESTING ACTIVITIES	(1,127)	(50,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan costs	(9,498)	-
Principal payments on notes payable	(70,845)	(59,678)
Payments on line of credit	(7,513)	(479)

NET CASH USED IN FINANCING ACTIVITIES	(87,856)	(60,157)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	509,643	(81,433)

CASH AND CASH EQUIVALENTS, beginning of period	22,839	127,077

CASH AND CASH EQUIVALENTS, end of period	$532,482	$45,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$32,357	$28,724

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

The information presented herein as of June 30, 2013 and for the six months ended June 30, 2013 and 2012 is unaudited.

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

Operating results for the six month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(2) INVENTORY

Our inventory includes $20,000 of work-in-process inventory at June 30, 2013.  We did not have work-in-process inventory at December 31, 2012.

(3) LONG-TERM DEBT

Prior to July 2013, our mortgage note payable was collateralized by land and a building located in Alachua, Florida. Monthly payments were $2,995, including principal and interest at 5.375%. Payments were due beginning January 1, 2011 through and including August 1, 2015, with a final balloon payment of approximately $376,000 due in September 2015. The principal balance on the note as of June 30, 2013 was $405,998.

In July 2013, the mortgage was refinanced with the execution of a note for $578,988. Monthly payments of $3,506, including principal and interest at 3.99%, are due beginning August 2013 through and including June 2023, with a final balloon payment of approximately $350,000 due in August 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand. At June 30, 2013, the note has been classified in accordance with the terms of the refinancing.

Prior to July 2013, our equipment note payable was collateralized by substantially all the Company’s assets, including a mortgage on our 40 acre complex located in High Springs, Florida and was guaranteed by C.E. Rick Strattan, the Company’s Chairman and Chief Executive Officer. Monthly payments were $2,833, including principal and interest at 6.5%, were due with a final balloon payment of approximately $252,000 due in March 2016. The loan was also subject to an annual minimum debt service coverage ratio of 1.25. The principal balance on the equipment note as of June 30, 2013 was $293,117.

In July 2013, the equipment note was refinanced with the execution of a note for $295,800. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on the High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand. At June 30, 2013, the note has been classified in accordance with the terms of the refinancing.

Prior to July 2013, our solar equipment note payable was collateralized by the solar electric system with monthly payments of $2,290, including principal and interest at 10%. The principal balance on this loan as of June 30, 2013 was $38,399. In July 2013, this note was repaid in connection with the mortgage note described above.

Prior to July 2013, we had financed the balance due to the contractor for the installation of our pulse dryer that was installed in 2011. The terms of the note required monthly payments of $8,244, including interest at 8.5%, with final payment of $28,685 plus interest due in February 2014. The loan was collateralized by the pulse dryer. The principal balance on this note as of June 30, 2013 was $83,214. In July 2013, this note was repaid in connection with the mortgage note described above.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

As a result of the refinancing, we are required to maintain an annual debt service coverage ratio (EBITDA to interest expense and prior period current portion of long-term debt) of not less than 1.3.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2013	$57,569
2014	59,941
2015	62,411
2016	64,982
2017	67,658
Thereafter	508,167
$820,728

(4) LINE OF CREDIT

Prior to July 2013, our line of credit was due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%. The credit line was cross collateralized with the equipment loan, was collateralized by substantially all our assets, including a mortgage on our High Springs property and is guaranteed by C.E. Rick Strattan, our Chairman and Chief Executive Officer. We owed $86,974 and $94,487 on this line of credit as of June 30, 2013 and December 31, 2012, respectively.

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75%. The line of credit is collateralized by all of our inventory, accounts receivable, equipment, general intangibles and fixtures. At the time of the refinancing, we borrowed approximately $41,700 under the line of credit, leaving approximately $58,300 available for future borrowings.

(5) INCOME TAXES:

The Company reported net income for the three and six months ended June 30, 2013 and recorded a $90,000 and $130,000 income  tax provision, respectively, which decreased our deferred tax asset.  We have unused net operating loss carryforwards totaling approximately $960,000 at December 31, 2012 that may be applied against 2013 taxable income.

The Company reported a net loss for the three and six months ended June 30, 2012. The Company reported an income tax benefit of $18,000 for the three months ended June 30, 2012, which increased its deferred tax asset. The Company recorded no income tax benefit or provision for the six months ended June 30, 2012, and increased its valuation allowance by approximately $3,000.

(6) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(7) CONCENTRATIONS:

Sales to two major customers accounted for 71% of gross sales for the six months ended June 30, 2013. Sales to two major customers accounted for 37% of gross sales for the six months ended June 30, 2012.

Substantially all 2013 and 2012 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and believes it could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

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

Distribution of Cyclodextrins

We acquire our products from various manufacturers, depending on price, quality, and specific physical and chemical product properties. We purchase from around the world as manufacturing of cyclodextrins is limited in the United States.  We purchase from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan; Shanghai Richem International Co., Ltd., and Hangzhou Chemical Company, both located in China; and Cyclodextrin Research & Development Laboratory located in Hungary. While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates could make domestic sources more competitively priced. We make technical and commercial information about cyclodextrins available to our customers. We also offer our customers our knowledge of the physical chemical properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities and for commercial sales of diagnostic products, the timing, product mix, and volume of their orders from us vary significantly from quarter to quarter. We also have four large customers (each of whom historically has purchased regularly from us and has accounted for greater than 10% of our annual revenues in certain years) who have a significant effect on our revenues when they increase or decrease their sales and/or research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold will continue to affect our revenues and product margins. These factors historically have contributed, and are likely to contribute in the future, to significant revenue volatility from quarter to quarter and year to year.

Pulse Drying Services

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We currently provide the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins and (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component. We are currently qualifying suppliers of cyclodextrin raw materials to expand our services to include production of ultrapure cyclodextrin products using proprietary purification technology developed in-house and our pulse dryer to convert liquid into dry powdered products. Our NanoSonic Products, Inc. division will be the manufacturer of record for the ultrapure grades of cyclodextrins. Customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. We will continue to work on developing commercial-scale business opportunities for Aquaplex® water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible.

Sale of Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $263,000 for 2012 from $182,000 for 2011. We expect our 2013 annual sales of this drug product to exceed our 2012 annual sales.

We acquired 2500 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer that we began shipping to our customers in November 2012. We expect to acquire an additional 2500 vials in the third quarter of 2013. This product has a six month stability claim and we currently are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000. Once we acquire a third batch of vials, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our cost. We believe we can utilize manufacturing processes developed as part of this product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We plan to have manufactured 500 vials each of our two best selling research grade Trappsol® products in liquid form during 2013.

Future Initiatives for Business and Product Development

In July 2013, we contracted with a web developer to update our eCommerce web site and online catalog of cyclodextrin research fine chemicals of the CTD, Inc. division. This site has been a consistent source of sales and customer contact and will be improved for sales functionality, site security, and SEO parameters. We expect this project to be completed in the third quarter and the new site to begin operating and contributing to sales in the fourth quarter.

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is underway and will be completed in the third quarter. Suppliers of suitable raw materials for these operations are being evaluated and will be qualified for contract supply in the fourth quarter.

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We are also conducting the validation manufacturing batches that will be used in on-going stability studies and for the filing of a Drug Master File with U.S. FDA. Progress on these efforts is steady and the pace is driven by the rate of sales.

We continue to pursue projects in environmental remediation through our Ferrazo Environmental Technology division. We have identified two potential projects and are in negotiations to apply our cyclodextrin-based Ferrazo products to soil clean-up projects. If these negotiations result in a sales contract, this environmental remediation work will require metric ton quantities of low cost technical grade cyclodextrin raw materials. Our representatives will be traveling to Asia in the fall to meet with and qualify suppliers of large quantities of the required raw materials. We are also investigating the establishment of a Foreign Trade Zone at our Alachua site that would be sponsored by the Port of Jacksonville, FL. A Foreign Trade Zone may have the benefit of reducing tariff costs when importing and converting large quantities of cyclodextrin raw materials from Asia.

Liquidity and Capital Resources

Our cash increased to $532,000 as of June 30, 2013, compared to $23,000 as of December 31, 2012. This increase was primarily due the large increase in revenues for the three months ended June 30, 2013.  Our product sales for the six months ended June 30, 2013 were 131% of total product sales for all of 2012. Our working capital was $572,000 as of June 30, 2013, compared to ($15,000) at December 31, 2012. Our working capital increase is the result of our strong sales and net income for the first six months of 2013 and the refinancing of our debt in July 2013. We expect to continue to improve our working capital in 2013 through continued growth in sales and managing our overhead costs. We will require additional financing or capital should we decide to implement our plan to add additional drying capacity. We refinanced our long-term debt in July 2013.  Our cash flows from operations for the first six months of 2013 were $599,000 compared to $29,000 for the same period in 2012 due to the increase in sales and net income.

In October 2012, we received our initial shipment of our liquid form of Trappsol® Cyclo™.  We have sold $1,094,000 of this product through June 30, 2013.  We believe this product provides patients with a more easily usable and thereby more economical form of our Cyclo™ product. We are currently producing an additional 2,500 units of the liquid form of Trappsol® Cyclo™, expected to be delivered to us in the fourth quarter of 2013.

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

Our High Springs property is currently listed for sale at $549,000.

In July 2013, we refinanced substantially all of our long-term debt and line of credit under the following notes and terms:

Mortgage.  The Company entered into a loan arrangement (the “Mortgage Loan”) with the Lender in the aggregate amount of $578,998, secured by a mortgage on the Company’s corporate offices in Alachua, Florida.  The Mortgage Loan bears interest at an annual rate of 3.99%, under a 20 year amortization schedule with a balloon payment due for the balance after 10 years.  Monthly payments are estimated to be approximately $3,505. Certain prepayment penalties may apply in connection with a refinancing of the loan during the first five years (ranging from 5% to 1% of the outstanding balance, decreasing each year). There is no prepayment penalty if the loan is repaid with cash on hand. The Mortgage Loan contains a debt service coverage requirement under which the Company may not permit the ratio of (a) its EBITDA, as defined in the loan agreement, to (b) its interest expense and its prior period current maturities of long term debt for such fiscal year to be less than 1.3x, measured annually.

Equipment Loan.  The Company also entered into a secured loan arrangement (the “Equipment Loan”) with the Lender in the aggregate amount of $295,890. The Equipment Loan bears interest at an annual rate of 3.99% and matures in July 2020, with monthly payments of approximately $4,051.  There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years.  There is no prepayment penalty if the loan is repaid with cash on hand. The Equipment Loan grants the Lender a security interest in all equipment of the Company, whether now owned or later acquired.

Line of Credit.  The Company also entered into a new secured revolving line of credit (the “Line of Credit”) with the Lender in the aggregate amount of $100,000.  The Line of Credit bears interest at an annual rate equal to the prime rate of the Lender plus 1.8%, with a minimum rate of 4.75%. The Line of Credit requires monthly interest payments on any outstanding amount, with the balance of any outstanding principal and unpaid accrued interest due on Lender’s demand or, if no demand is made, on July 17, 2014, unless further extended.  We owed $58,000 and had $42,000 available on our line of credit as of July 31, 2013.

We have no off-balance sheet arrangements at June 30, 2013.

Results of Operations - Three and Six Months Ended June 30, 2013 Compared to 2012

We had net income of $264,000 and $384,000 for the three and six months ended June 30, 2013, respectively, compared to a net loss of ($56,000) and ($11,000) for the three and six months ended June 30, 2012, respectively.

For the six months ended June 30, 2013, substantially all of our product sales consisted of Trappsol® products. During the six months ended June 30, 2012, our product sales consisted of 86% Trappsol® products and 14% Aquaplex® products. We have experienced continued growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended June 30, 2013 increased 378% to $709,000 compared to $148,000 for the same period in 2012. Total product sales for the six month period ended June 30, 2013 increased 142% to $1,292,000 compared to $533,000 for the same period in 2012. This increase is due primarily to the distribution of our Trappsol® Cyclo ™ for treatment of Brazilian children with NPC. Sales of our new liquid form of Trappsol® Cyclo™ were $563,000 for the six months ended June 30, 2013. This product was first available for sale in the fourth quarter of 2012.

In January 2012, we commenced operations of our pulse dryer. Revenues from drying services were $57,000 or 13% of our total revenues for the six months ended June 30, 2012. We did not provide any drying services in the six months ended June 30, 2013. Trappsol® products that need additional processing will also benefit from our pulse dryer’s capabilities to produce large quantities of efficiently dried ultrapure research and development and commercial raw material  products. We believe we are able to provide untrapure cyclodextrin products using proprietary manufacturing technology  to meet market demand that is not currently being met by other cyclodextrin manufacturers.

Our change in the mix of our product sales for the three and six months ended June 30, 2013 and 2012 follows:

Trappsol® HPB
Our sales of Trappsol® HPB increased by 84%, to $107,000 from $58,000 for the three months ended June 30, 2013 and 2012, respectively. Our sales of Trappsol® HPB increased by 21%, to $259,000 from $214,000 for the six months ended June 30, 2013 and 2012, respectively. We have experienced steady interest in this product and expect our 2013 annual sales to exceed our 2012 annual sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 3331%, to $563,000 from $16,000 for the three months ended June 30, 2013 and 2012, respectively. Our sales of Trappsol® Cyclo™ increased by 670%, to $776,000 from $101,000 for the six months ended June 30, 2013 and 2012, respectively.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $747,000 (96% of total sales of Trappsol® Cyclo™) for the six months ended June 30, 2013. Our annual 2012 sales to this customer were $225,000 (86% of total 2012 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the fourth quarter of 2013, we expect to begin an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products
Our sales of other Trappsol® products increased by 4%, to $34,000 from $33,000 for the three months ended June 30, 2013 and 2012, respectively. Our sales of other Trappsol® products increased by 85%, to $252,000 from $136,000 for the six months ended June 30, 2013 and 2012, respectively. This increase was due primarily to a $140,000 sale to one customer in 2013. We expect 2013 annual sales of these products to be consistent with 2012 annual sales.

Aquaplex®
Our sales of Aquaplex® decreased 89% to $4,000 from $37,000 for the three months ended June 30, 2013 and 2012, respectively.  Our sales of Aquaplex® decreased 93% to $5,000 from $73,000 for the six months ended June 30, 2013 and 2012, respectively.  We do not consider this decrease to reflect a long-term trend, but it is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2013, our three largest customers accounted for 77% of our sales; the largest accounted for 58% of sales. During the six months ended June 30, 2012, our largest three customers accounted for 46% of our sales; the largest accounted for 25% of sales.The most significant change is the increase in sales of our Trappsol ® Cyclo™ product in 2013. The timing of when we receive, supply, and ship large periodic orders has a significant effect on our sales and operating results. We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at or above historical levels due to continued customer demand for our products. We added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 21% for the three months ended June 30, 2013 compared to 16% for the three months ended June 30, 2012. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 28% for the six months ended June 30, 2013 compared to 25% for the six months ended June 30, 2012. This change is the result of our increase in sales of Trappsol ® Cyclo™ in 2013 and the product mix and certain large orders between periods.

Personnel expenses were constant at $79,000 for the three months ended June 30, 2013 and 2012, respectively.  Personnel expenses decreased by 8%, to $159,000 for the six months ended June 30, 2013 from $174,000 for the six months ended June 30, 2012.  In the first quarter of 2012, our pulse dryer facility was operating and our personnel costs were higher at that time.  We expect our personnel costs to increase when the dryer is in full time operation.

Repairs and maintenance expenses increased 82% to $10,000 for the three months ended June 30, 2013 from $6,000 for 2012. Repairs and maintenance expenses increased 25% to $13,000 for the three months ended June 30, 2013 from $11,000 for 2012. The increase is due to planned maintenance on the pulse dryer. We expect our future repairs and maintenance costs to increase with the anticipated increased operation of the pulse dryer.

Professional fees increased 86% to $45,000 for the three months ended June 30, 2013, compared to $24,000 for the three months ended June 30, 2012.  Professional fees decreased 13% to $88,000 for the six months ended June 30, 2013, compared to $101,000 for the six months ended June 30, 2012.  The increase for the three months ended June 30, 2013 was due to increased legal fees.

Office and other expenses decreased 45% to $23,000 for the three months ended June 30, 2013 compared to $43,000 for the three months ended June 30, 2012.  Office and other expenses decreased 36% to $50,000 for the six months ended June 30, 2013 compared to $77,000 for the six months ended June 30, 2012.  In January 2012, our pulse dryer began operations, which increased our general and administrative expenses.  We also hired an investor relations consultant for the first six months of 2012. We expect to increase sales, marketing, travel and other general expenses to expand our sales and marketing functions, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased 16% to $35,000 for the three months ended June 30, 2013, compared to $31,000 for the three months ended June 30, 2012. Amortization and depreciation remained constant at $71,000 for the six months ended June 30, 2013 and 2012.

Freight and shipping decreased 33% to $2,000 for the three months ended June 30, 2013 compared to $3,000 for the three months ended June 30, 2012. Freight and shipping decreased 24% to $5,000 for the six months ended June 30, 2013 compared to $6,000 for the six months ended June 30, 2012. Freight and shipping is dependent on frequency and quantity of products ordered for inventory and customer orders. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Interest expense remained constant at $15,000 for the three months ended June 30, 2013 and 2012.  Interest expense increased 13% to $32,000 for the six months ended June 30, 2013 compared to $29,000 for the six months ended June 30, 2012. We refinanced our debt in July 2013, and expect our interest expense to decrease from current levels.

We recorded an income tax benefit (expense) of ($90,000) and $18,000 for the three months ended June 30, 2013, and 2012, respectively.  We recorded an income tax expense of $130,000 for the six months ended June 30, 2013.  There was no benefit or provision recorded for the six months ended June 30, 2012.  We have unused net operating loss carryforwards totaling approximately $960,000 at December 31, 2012 that may be applied against 2013 taxable income.

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

Item 5.  Other Information.

On July 3, 2013, our Board of Directors approved a grant of 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer), Jeff Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (Director of Operations at our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.

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

CTD HOLDINGS, INC.

Date: August 14, 2013	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)