Form 10-Q
period 2013-09-30
CTD HOLDINGS INC
filed 2013-11-13
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2013.

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

As of November 12, 2013, the Company had outstanding 37,562,355 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$539,930	$22,839
Accounts receivable, net	15,969	65,271
Inventory	101,378	205,155
Other current assets	5,178	10,945
Total current assets	662,455	304,210

PROPERTY AND EQUIPMENT, NET	1,570,858	1,608,283

OTHER ASSETS
Property held for sale	495,456	495,456
Deferred tax asset	90,000	200,000
Deferred costs, net	24,470	10,288
Total other assets	609,926	705,744

TOTAL ASSETS	$2,843,239	$2,618,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,617	$83,502
Line of credit	38,417	94,487
Current portion of long-term debt	56,318	140,797
Total current liabilities	154,352	318,786

LONG-TERM LIABILITIES
Long-term debt, less current portion	809,443	750,776

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 37,455,882 and 36,889,535 shares issued and outstanding, respectively	3,745	3,688
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,923,048	3,881,605
Accumulated deficit	(2,047,349)	(2,336,618)
Total stockholders' equity	1,879,444	1,548,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,843,239	$2,618,237

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES
Product sales	$167,288	$157,375	$1,459,101	$690,544
Drying services	-	-	-	56,930
	167,288	157,375	1,459,101	747,474

EXPENSES
Personnel	123,538	74,190	282,828	248,412
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	29,091	23,218	390,420	155,995
Repairs and maintenance	6,977	3,815	20,206	14,388
Professional fees	32,962	28,111	120,657	129,369
Office and other	35,151	18,133	84,785	95,300
Amortization and depreciation	40,960	36,028	111,742	106,901
Freight and shipping	1,623	2,505	6,326	8,721
	270,302	186,000	1,016,964	759,086

OPERATING INCOME (LOSS)	(103,014)	(28,625)	442,137	(11,612)

OTHER INCOME (EXPENSE)
Investment and other income (expense)	900	(26)	1,885	1,026
Interest expense	(12,396)	(17,087)	(44,753)	(45,811)
	(11,496)	(17,113)	(42,868)	(44,785)

INCOME (LOSS) BEFORE INCOME TAXES	(114,510)	(45,738)	399,269	(56,397)

Income tax benefit (provision)	20,000	-	(110,000)	-

NET INCOME (LOSS)	$(94,510)	$(45,738)	$289,269	$(56,397)

NET INCOME (LOSS) PER COMMON SHARE	$(.00)	$(.00)	$.01	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,441,316	36,679,892	37,073,462	36,610,011

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$289,269	$(56,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111,743	106,901
Deferred income taxes	110,000	-
Stock compensation to employees	40,000	-
Increase or decrease in:
Accounts receivable	49,302	31,962
Inventory	103,777	(32,843)
Other current assets	5,767	-
Accounts payable and accrued expenses	(23,885)	21,131
Total adjustments	396,704	127,151

NET CASH PROVIDED BY OPERATING ACTIVITIES	685,973	70,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(65,344)	(90,138)

NET CASH USED IN INVESTING ACTIVITIES	(65,344)	(90,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,000
Principal payments on notes payable	(25,812)	(71,906)
Loan costs	(21,656)	-
Payments on line of credit	(56,070)	(711)

NET CASH USED IN FINANCING ACTIVITIES	(103,538)	(22,617)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517,091	(42,001)

CASH AND CASH EQUIVALENTS, beginning of period	22,839	127,077

CASH AND CASH EQUIVALENTS, end of period	$539,930	$85,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44,753	$45,811

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The information presented herein as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited.

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements include CTD Holdings, Inc. and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(2) INVENTORY

Our inventory includes $26,300 of work-in-process inventory at September 30, 2013.  We did not have work-in-process inventory at December 31, 2012.

(3) LONG-TERM DEBT

In July 2013, our mortgage was refinanced with the execution of a note for $578,988. Monthly payments of $3,506, including principal and interest at 3.99%, are due beginning August 2013 through and including June 2023, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand.

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

In July 2013, our equipment note was refinanced with the execution of a note for $295,890. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

Prior to July 2013, our equipment note payable was collateralized by substantially all the Company’s assets, including a mortgage on our 40 acre complex located in High Springs, Florida and was guaranteed by C.E. Rick Strattan, the Company’s Chairman and Chief Executive Officer. Monthly payments were $2,833, including principal and interest at 6.5%, with a final balloon payment of approximately $252,000 due in March 2016. The loan was also subject to an annual minimum debt service coverage ratio of 1.25.  In July 2013, this note was repaid in connection with the mortgage note described above.

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

As a result of the refinancing, we are required to maintain an annual debt service coverage ratio (EBITDA to interest expense and prior period current portion of long-term debt) of not less than 1.3. Each of the mortgage note and the equipment note are guaranteed by our subsidiaries Nanosonic Products, Inc., Cyclodextrin Technologies Development, Inc., and Sphingo Biotech, Inc., as well as by the personal guarantee of our chairman and chief executive officer.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(3) LONG-TERM DEBT

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2013 (remaining three months)	$14,033
2014	57,569
2015	59,941
2016	62,411
2017	64,982
2018	67,658
Thereafter	539,167
$865,761

(4) LINE OF CREDIT

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75%, due in full on July 17, 2014, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures. The credit line is cross collateralized with the our equipment and mortgage loans.  We owe $38,417 on this line of credit as of September 30, 2013. The line of credit is guaranteed by our subsidiaries Nanosonic Products, Inc., Cyclodextrin Technologies Development, Inc., and Sphingo Biotech, Inc., as well as by the personal guarantee of our chairman and chief executive officer.

Prior to July 2013, our line of credit was due on demand, with interest due monthly on outstanding balances at the higher of prime plus 2% or 6.5%. The credit line was cross collateralized with the equipment loan, was collateralized by substantially all our assets, including a mortgage on our High Springs property and was guaranteed by our chairman and chief executive officer. We owed $94,487 on this line of credit as of December 31, 2012.

(5) INCOME TAXES

For the three months ended September 30, 2013, the Company reported a net loss and recorded a $20,000 income tax benefit, which increased our deferred tax asset.  For the nine months ended September 30, 2013, the Company reported net income and recorded an $110,000 income tax provision, which decreased our deferred tax asset.  We have unused net operating loss carryforwards totaling approximately $960,000 at December 31, 2012 that may be applied against 2013 taxable income.

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

(6) NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(7) CONCENTRATIONS

Sales to two major customers accounted for 66% of total sales for the nine months ended September 30, 2013.  Sales to two major customers accounted for 37% of total sales for the nine months ended September 30, 2012.

Substantially all 2013 and 2012 inventory purchases were from three vendors.

The Company has two sources for Aquaplex inventory. However, the Company has manufactured these products in the past and could do so again, if necessary. There are multiple sources for its Trappsol inventory products.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(8) STOCK TRANSACTIONS

In July 2013, we granted 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer), Jeff Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (Director of Operations at our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.  The Company expensed $40,000 for the three and nine months ended September 30, 2013.  There were no stock awards for the nine months ended September 30, 2012.

In September 2013, we issued 10,791 shares of common stock to a construction subcontractor for work performed.  The shares were valued at $1,500 based upon the closing price on August 23, 2013.

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

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990. Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us. In the first quarter of 2012, we completed our first pulse drying contract for over two metric tons of material for one of our product suppliers. Our sales are primarily to chemical supply companies, to diagnostic kit manufacturers, and to researchers worldwide in a variety of industries including food, flavor, fragrance, pharmaceutical, environmental remediation, and biotech.

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

Pulse Drying Services

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We currently offer the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins and (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component. We are currently qualifying suppliers of cyclodextrin raw materials to expand our services to include production of ultrapure cyclodextrin products using proprietary purification technology developed in-house and our pulse dryer to convert liquid into dry powdered products. Our NanoSonic Products, Inc. division will be the manufacturer of record for the ultrapure grades of cyclodextrins. Customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. We will continue to work on developing commercial-scale business opportunities for Aquaplex® water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible. We completed one toll drying contract in the first quarter of 2012. Currently, we do not have any toll drying orders outstanding.

Sale of Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $263,000 for 2012 from $182,000 for 2011. We expect our 2013 annual sales of this drug product to exceed our 2012 annual sales.

We acquired 2,500 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer that we began shipping to our customers in November 2012. We have a current contract for an additional 2,500 vials in the fourth quarter of 2013. This product currently has a six month stability claim and we are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000. Once we acquire a third batch of vials, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our unit cost. We believe we can utilize manufacturing processes developed as part of this product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We plan to have manufactured 500 vials each of our two best selling research grade Trappsol® products in liquid form during 2013.

Future Initiatives for Business and Product Development

In July 2013, we contracted with a web developer to update our eCommerce web site and online catalog of cyclodextrin research fine chemicals of the CTD, Inc. division. This site has been a consistent source of sales and customer contact and will be improved for sales functionality, site security, and SEO parameters. We currently expect this project to be completed in the fourth quarter and the new site to begin operating and contributing to sales.

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is underway and we expect it to be completed in the fourth quarter of 2013. Suppliers of suitable raw materials for these operations are being evaluated and will be qualified for contract supply in the fourth quarter.

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We are also conducting the validation of manufacturing batches that will be used in on-going stability studies and for the filing of a Drug Master File with U.S. FDA. Progress on these efforts is steady and the pace is driven by the rate of sales.

We continue to pursue projects in environmental remediation through our Ferrazo Environmental Technology division. We have identified two potential projects and are in negotiations to apply our cyclodextrin-based Ferrazo products to soil clean-up projects. If these negotiations result in a sales contract, we expect that this environmental remediation work will require metric ton quantities of low cost technical grade cyclodextrin raw materials. Our representatives will be traveling to Asia in the fall to meet with and qualify suppliers of large quantities of the required raw materials. We are also investigating the establishment of a Foreign Trade Zone at our Alachua site that would be sponsored by the Port of Jacksonville, FL. A Foreign Trade Zone may have the benefit of reducing tariff costs when importing and converting large quantities of cyclodextrin raw materials from Asia.

Liquidity and Capital Resources

Our cash increased to $540,000 as of September 30, 2013, compared to $23,000 as of December 31, 2012. This increase was primarily due the large increase in revenues for the nine months ended September 30, 2013.  Our product sales for the nine months ended September 30, 2013 were 140% of total product sales for all of 2012. Our working capital was $508,000 as of September 30, 2013, compared to ($15,000) at December 31, 2012. Our working capital increase is the result of our strong sales and net income for the first nine months of 2013 and the refinancing of our debt in July 2013. We refinanced all of our long-term debt reducing our monthly payment and interest rates in July 2013.  Our cash flows from operations for the first nine months of 2013 were $686,000 compared to $71,000 for the same period in 2012 due to the increase in sales and net income.

In October 2012, we received our initial shipment of our liquid form of Trappsol® Cyclo™.  We have sold $1,094,000 of this product through September 30, 2013.  We believe this product provides patients with a more easily usable and thereby more economical form of our Cyclo™ product. We are currently producing an additional 2,500 units of the liquid form of Trappsol® Cyclo™, expected to be delivered to us in the fourth quarter of 2013.

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

In July 2013, we refinanced all of our long-term debt and line of credit under the following notes and terms, which are cross collateralized:

Mortgage.  The Company entered into a loan arrangement (the “Mortgage Loan”) with Region’s Bank (the “Lender”) in the aggregate amount of $578,998, secured by a mortgage on the Company’s corporate offices in Alachua, Florida.  The Mortgage Loan bears interest at an annual rate of 3.99%, under a 20 year amortization schedule with a balloon payment due for the balance after 10 years.  Monthly payments are estimated to be approximately $3,505. Certain prepayment penalties may apply in connection with a refinancing of the loan during the first five years (ranging from 5% to 1% of the outstanding balance, decreasing each year). There is no prepayment penalty if the loan is repaid with cash on hand. The Mortgage Loan contains a debt service coverage requirement under which the Company may not permit the ratio of (a) its EBITDA, as defined in the loan agreement, to (b) its interest expense and its prior period current maturities of long term debt for such fiscal year to be less than 1.3x, measured annually.

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

Line of Credit.  The Company also entered into a new secured revolving line of credit (the “Line of Credit”) with the Lender in the aggregate amount of $100,000.  The Line of Credit bears interest at an annual rate equal to the prime rate of the Lender plus 1.8%, with a minimum rate of 4.75%. The Line of Credit requires monthly interest payments on any outstanding amount, with the balance of any outstanding principal and unpaid accrued interest due on Lender’s demand or, if no demand is made, on July 17, 2014, unless further extended.  We owed $38,400 and had $61,600 available on our line of credit as of September 30, 2013.

We have no off-balance sheet arrangements at September 30, 2013.

Results of Operations - Three and Nine Months Ended September 30, 2013 Compared to 2012

We had a net loss of ($95,000) for the three months ended September 30, 2013, and net income of $289,000 for the nine months ended September 30, 2013, compared to a net loss of ($46,000) and ($56,000) for the three and nine months ended September 30, 2012, respectively.

For the nine months ended September 30, 2013, substantially all of our product sales consisted of Trappsol® products. For the nine months ended September 30, 2012, our product sales consisted of 89% Trappsol® products and 11% Aquaplex® products. We have experienced continued growth of our Trappsol products, particularly our Trappsol® HPB products.

Total product sales for the three month period ended September 30, 2013 increased 6% to $167,000 compared to $157,000 for the same period in 2012. Total product sales for the nine month period ended September 30, 2013 increased 111% to $1,459,000 compared to $691,000 for the same period in 2012. This increase is due primarily to the distribution of our Trappsol® Cyclo ™ for treatment of children with NPC in Brazil. Sales of our new liquid form of Trappsol® Cyclo™ were $833,000 for the nine months ended September 30, 2013.  This product was first available for sale in the fourth quarter of 2012.

Our change in the mix of our product sales for the three and nine months ended September 30, 2013 and 2012 follows:

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 19%, to $51,000 from $62,000 for the three months ended September 30, 2013 and 2012, respectively.  Our sales of Trappsol® HPB increased by 12%, to $310,000 from $277,000 for the nine months ended September 30, 2013 and 2012, respectively.  We have experienced steady interest in this product and expect our 2013 annual sales to exceed our 2012 annual sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 6%, to $57,000 for the three months ended September 30, 2013 from $54,000 for the three months ended September 30, 2012.  Our sales of Trappsol® Cyclo™ increased by 440%, to $833,000 for the nine months ended September 30, 2013 from $154,000 for the nine months ended September 30, 2012.

Our sales to a customer who exports Trappsol® Cyclo™ to South America were $795,000 (96% of total sales of Trappsol® Cyclo™) for the nine months ended September 30, 2013. Our annual 2012 sales to this customer were $225,000 (86% of total 2012 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the fourth quarter of 2013, we expect to begin an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products
Our sales of other Trappsol® products increased by 131%, to $58,000 from $25,000 for the three months ended September 30, 2013 and 2012, respectively.  Our sales of other Trappsol® products increased by 76%, to $302,000 from $171,000 for the nine months ended September 30, 2013 and 2012, respectively.  This increase was due primarily to a $140,000 sale to one customer in 2013. We currently expect 2014 annual sales of these products to be more consistent with 2012 annual sales.

Aquaplex®
Our sales of Aquaplex® decreased by 100%, to $0 for the three months ended September 30, 2013 compared to $13,000 for the three months ended September 30, 2012.  Our sales of Aquaplex® decreased by 94%, to $5,000 for the nine months ended September 30, 2013 compared to $75,000 for the nine months ended September 30, 2012.   This decrease is not considered a trend, but is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended September 30, 2013, we had three large customers account for 46% of our sales; the largest accounted for 29% of sales.  During the three months ended September 30, 2012, we had three large customers account for 61% of our sales; the largest accounted for 32% of sales.   During the nine months ended September 30, 2013 we had three large customers account for 72% of our sales; the largest accounted for 54% of sales.  During the nine months ended September 30, 2012, we had three large customers account for 46% of our sales; the largest accounted for 20% of sales.  The most significant change is the increase in sales of our Trappsol ® Cyclo™ product in 2013. The timing of when we receive, supply, and ship large periodic orders has a significant effect on our sales and operating results. We have not experienced significant price resistance for our products and we remain optimistic that our customers’ market segments are not being significantly affected by the general downturn in the U.S. economy and that our sales will remain at or above historical levels due to continued customer demand for our products. We added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

In January 2012, we commenced operations of our pulse dryer. We have no revenues from drying services in the first three quarters of 2013. Revenues from drying services were $57,000 or 8% of our total revenues for the nine months ended September 30, 2012. Our first drying order was completed for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer. We also purchased 154 Kg of this dried product for sale to one of our customers.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 17% for the three months ended September 30, 2013 compared to 15% for the three months ended September 30, 2012.  Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 27% for the nine months ended September 30, 2013 compared to 23% for the nine months ended September 30, 2012.  This change is the result of our increase in sales of Trappsol ® Cyclo™ in 2013 and the product mix and certain large orders between periods.

Personnel expenses increased by 67%, to $124,000 for the three months ended September 30, 2013 from $74,000 for the three months ended September 30, 2012.  Personnel expenses increased by 14%, to $283,000 for the nine months ended September 30, 2013 from $248,000 for the nine months ended September 30, 2012.  We issued a $40,000 stock bonus to our employees in July 2013.  Absent the stock bonus, our personnel expenses increased 13% for the three months ended September 30, 2013.  We did not award or expense any employee stock compensation for the three or nine months ended September 30, 2012.  In the first quarter of 2012, our pulse dryer facility was operating and our personnel costs were higher at that time. We expect our personnel costs to increase when the dryer is in full time operation.  Also, our total gross payroll for the three months ended September 30, 2012 was reduced from two full time employees being furloughed in June 2012.

Repairs and maintenance expenses increased 83% to $7,000 for the three months ended September 30, 2013 compared to $4,000 for the three months ended September 30, 2012.  Repairs and maintenance expenses increased 40% to $20,000 for the nine months ended September 30, 2013 compared to $14,000 for the nine months ended September 30, 2012.  The increase is due to planned maintenance on the pulse dryer. We expect our future repairs and maintenance costs to increase with the anticipated increased operation of the pulse dryer.

Professional fees increased 17% to $33,000 for the three months ended September 30, 2013, compared to $28,000 for the three months ended September 30, 2012.  Professional fees decreased 7% to $121,000 for the nine months ended September 30, 2013, compared to $129,000 for the nine months ended September 30, 2012. The increase for the three months ended September 30, 2013 was due to increased accounting and legal fees related to our financial reporting compliance.

Office and other expenses increased 94% to $35,000 for the three months ended September 30, 2013 compared to $18,000 for the three months ended September 30, 2012.  Office and other expenses decreased 11% to $85,000 for the nine months ended September 30, 2013 compared to $95,000 for the nine months ended September 30, 2012.  We expect to increase sales, marketing, travel and other general expenses to expand our sales and marketing functions, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased to $41,000 for the three months ended September 30, 2013, compared to $36,000 for the three months ended September 30, 2012. Amortization and depreciation increased to $112,000 for the nine months ended September 30, 2013, compared to $107,000 for the nine months ended September 30, 2012.

Freight and shipping was $2,000 for the three months ended September 30, 2013 compared to $3,000 for the three months ended September 30, 2012. Freight and shipping was $6,000 for the nine months ended September 30, 2013, compared to $9,000 for the nine months ended September 2012. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

We realized a net loss for the three months ended September 30, 2013 and 2012.  We recorded an income tax benefit in 2013 of $20,000, which increased our deferred tax asset.    We recognized an income tax benefit in 2012, but also increased our valuation allowance by the same amount.  We realized net income for the nine months ended September 30, 2013, and recorded a provision for income taxes of $110,000, which reduced our deferred tax asset.  We realized a net loss for the nine months ended September 30, 2012, and recognized an income tax benefit, but also increased our valuation allowance by the same amount.

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

b. Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2013, we granted 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer), Jeff Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (Director of Operations at our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.  The shares of common stock were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance upon section 4(a)(2) thereunder, as a transaction not involving a public offering.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Business Loan Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank

10.2	Promissory Note dated July 17, 2013 in the principal amount of $578,988 made by CTD Holdings, Inc. in favor of Regions Bank

10.3	Mortgage dated July 17, 2013 between Nanosonic Products, Inc. and Regions Bank

10.4	Assignment of Leases, Rents and Profits dated July 17, 2013 made by CTD Holdings, Inc. and Nanosonic Products, Inc. in favor of Regions Bank

10.5	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank

10.6	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank

10.7	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank

10.8	Promissory Note dated July 17, 2013 in the principal amount of $295,890 made by CTD Holdings, Inc. in favor of Regions Bank

10.9	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank

10.10	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank

10.11	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank

10.12	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank

10.13	Promissory Note dated July 17, 2013 in the principal amount of $100,000 made by CTD Holdings, Inc. in favor of Regions Bank

10.14	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank

10.15	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank

10.16	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank

10.17	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: November 13, 2013	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan Chief Executive Officer (principal executive, financial and accounting officer)