Form 10-K
period 2013-12-31
CTD HOLDINGS INC
filed 2014-03-04
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2013

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

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $866,281 based on a $0.08 closing price of the registrant’s common stock on June 28, 2013.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 48,562,355 shares of Common Stock as of March 3, 2014.

CTD HOLDING, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

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

Cyclodextrin Product Background

CDs are donut shaped circles of glucose (sugar) molecules. CDs are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891 by a French scientist, Villiers, as he studied rotting potatoes. The bacterial enzyme naturally creates a mixture of at least three different CDs depending on how many glucose units are included in the molecular circle; six glucose units yield Alpha CD (“ACD”); seven units, Beta CD (“BCD”); eight units, Gamma CD (“GCD”). The more glucose units in the molecular circle, the greater the volume of the cavity in the toroid. The inside of this “donut” provides an excellent resting place for “oily” molecules while the outside of the donut is significantly compatible with water enabling clear stable solutions of CDs to exist in aqueous environments even when an “oily” molecule is carried within the donut hole. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using plain water as the solvent.  It is the ability of molecular encapsulation of compounds that makes CDs so useful chemically and pharmaceutically.

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

Cyclodextrin (CD) Market

The global market demand for CDs continues to grow. A recent study (by QY Research Cyclodextrin Research Center) cites global demand as having almost doubled between 2009 and 2013 from 191,900 metric tons to 353,160 metric tons.  Within the last 10 years, many more European countries have approved the use of CDs in food products. In the United States, major starch companies are renewing their earlier interest in CDs as food and nutraceutical additives. We believe the food additive industry world-wide will continue to increase its use of CDs.

Natural CDs have been confirmed to be generally recognized as safe (“GRAS”) in most of the world, now including the U.S. Moreover, approvals of products containing CDs by the U.S. Food and Drug Administration (“FDA”) since 2001 suggest that regulatory approval for new products may be easier in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl BCD. In 2008, one of our clients used our product, Trappsol® HPB, in an FDA approved compassionate use clinical trial for the treatment of Niemann Pick Type C disease. We now sell this product under our Trappsol® product line as “Cyclo™.”  Our customer successfully applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of Niemann Pick Type C disease.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it without competition for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of Niemann Pick Type C (NPC) disease.

Applications of CDs in personal products and for industrial uses have appeared in many patents and patent applications. Procter & Gamble uses CDs in Bounce®, a popular fabric softener and Febreze®. Avon uses CDs in its dermal preparations using its Age Protective System (APS®). With increased manufacturing capacity and supply the prices of the natural CDs have decreased to the point that use of these materials are considered in even the most price sensitive goods. We believe this will result in increasing demand for commercial uses of cyclodextrins.

In Japan, at least twelve pharmaceutical preparations are now marketed which contain CDs; there are also multiple products in Europe and the United States.  The CDs permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, it is management’s opinion that the dollar value of the worldwide market for products containing CDs and for complexes of CDs can be a hundred times that of the market sales of the CD itself. This value increment portends opportunities for Company growth in the pharmaceutical grade CDs and in custom CD complexes.

Our Cyclodextrin (CD) Products

We sell a variety of basic CD products and CD products that have specific properties or that include other chemicals (as a complex, not just a physical mixture).  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  The Trappsol® product line includes basic CDs, and CDs with different chemical adducts resulting in more than 100 different CDs. The Aquaplex® product line includes various CDs combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are CDs that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 99% and 1%, respectively, of our 2013 product sales.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and chemically modified CDs are available from at least four major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan; Mitsubishi Chemical Corporation (Japan); Roquettes Freres (France); and Hangzhou Pharma and Chem Co. (China).  Historically, we have purchased all of our Aquaplex® CD complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary; there are few, if any, other sources in the world for commercial quantities of current Good Manufacturing Practice (c-GMP) CD complexes.  Prior to July 2011, we were the exclusive distributor in North America of products for Cyclodextrin Research & Development Laboratory.  We purchase many of our CD complexes (Aquaplex®)  from Cyclodextrin Research & Development Laboratory.  In 2008, we also began purchasing some CD complexes from Equinox Chemical in Albany, Georgia.   We historically have not had difficulties obtaining natural and chemically modified CDs from our suppliers and we do not expect to experience any difficulties obtaining adequate CDs for our current and expected expanded future needs.  We believe that our new pulse drying facility will allow us to produce almost all of our CD complexes for our Aquaplex® product line ourselves, and produce private label products for others, reducing our dependence on others for our CD complexes.

We built our c-GMP pulse drying facility, completed in 2012, to combine CDs with other ingredients to produce our Aquaplex® products rather than have them produced by others, and to allow for a more cost efficient production and shorter lead time of larger bulk quantities (metric tons).  While we have not yet used the pulse drying facility to produce our own CD complexes for our Aquaplex® product line, we expect to begin doing so in 2014. Pulse drying is a proprietary spray drying technology that uses a pulse combustion engine similar to those used in natural gas furnaces to dry aqueous liquid solutions and slurries into fine powder. It has the advantage of being very energy efficient, using only 1/3 the energy of conventional spray dryers. It is also a very gentle drying technique that produces freeze-dried quality material on a continuous basis at a much lower cost than conventional freeze drying. We believe there is an unmet demand for sales of larger quantities of CD complexes.  We will develop specific SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected as trade secrets.  We intend to seek process patent protection for these processes if and when possible.  The new facility also enables us to produce large commercial quantities for large customers of all types of CD materials.

We have introduced many products into our basic line of CDs and CD complexes, including liquid preparations of Trappsol® CDs and Aquaplex®, relatively unprocessed, less expensive mixtures of the natural CDs; naturally modified CDs (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

Business Strategy

Substantially all of our revenues are derived from the sales of CDs, CD complexes, resale of CDs manufactured by others for our clients to their specifications, and our own licensed CD products.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, food and industrial chemical industries, as well as to chemical supply distributors.  In 2012, we began offering pulse drying services.  To date, we have had only one pulse drying order, in the first quarter of 2012. We are currently planning manufacturing campaigns to produce ultra-pure cyclodextrin derivatives for the cell culture market and have two large customers that have expressed interest in sourcing this material from the Company.

Our historical business model has been primarily reselling basic CD products, which have the least value-added attributes.  Our strategy going forward is to increase sales by transitioning to the more value-added complexes and maintaining profitability as good margins can be maintained for these products.

We market and sell CDs and related products to the food, pharmaceutical, and other industries.   Our revenues are principally from the sales of chemically modified CDs.  For the year ended December 31, 2013, basic natural and chemically modified CDs represented approximately 99% of our product sales.  CD complexes represented less than 1% of our 2013 product sales.

Our sales historically involve small quantities (i.e., less than 1.0  Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.  We expect to sell larger quantities in the future now that our pulse drying facility is completed.

We continue to generate substantially all of our sales from five to ten customers who have historically been repeat purchasers.   In 2013, two customers (UNO Healthcare, Inc. and Sigma-Aldrich Fine Chemical, Inc.) accounted for more than 10% each of our total revenue, and collectively for 60% of our total revenue.  In 2012, four customers (UNO Healthcare, Inc., Sigma-Aldrich Fine Chemical, Inc., Thermo Fisher Scientific Inc. (Thermo Scientific Microgenics) and Qiagen Sciences, LLC) accounted for more than 10% each of our total revenue, and collectively for 56% of our total revenue.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 100% of our annual sales of Aquaplex®. In a year we typically sell to fewer than 200 individual customers.

Our customer trend is moving to long-term or sole source contracts with our customers.  In 2012, we signed a four-year supplier agreement for  Trappsol® HPB with Siemens Corporation. We also have scheduled supply agreements with two other customers.  Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current CD related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

We have identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® CDs and Active Pharmaceutical Ingredients and other ingredients into solid materials, more economically and with less degradation to the materials from the drying process, leaving the CD and ingredient in a complexed powder form that can be readily used by our customers to mix into their specific product formulations in triturate form. In 2012 we completed construction of a c-GMP (current Good Manufacturing Practice) facility and installed a pulse drying system to manufacture commercial quantities of CD complexes.  These products will meet current food and Active Pharmaceutical Ingredient (“API”) production standards and will be sold using our Trappsol® and Aquaplex® product marks.  API production quality standards are higher than those for foods but somewhat less stringent than those for finished pharmaceutical dosage manufacturers.  In 2014, to the extent we are able to utilize our pulse drying facility, this facility will allow for further business diversification in our continued transition to the more value-added complexes where we expect growing demand and little competition initially, and will add product manufacturing to our current sales distribution business. With the addition of our pulse dryer, we expect to expand and diversify our product offerings.  We expect over time this will result in less volatility in our sales due to lower dependence on our cyclical research and development customers.

The pulse drying technology allows production of CD complexes (Aquaplex®) in larger quantities, with shorter lead times and at competitive retail and wholesale prices.  Pulse drying provides significant production advantages, such as more efficient and therefore economical removal of water and faster system cleaning and production changes to a different product compared to conventional freeze dry and traditional spray drying techniques now used in the industry.  We expect to gain manufacturing efficiencies with our facility designed for pulse drying with continuous production runs and less down time for cleaning.  Currently, existing industrial product drying facilities are very old, have higher operating costs, and are less flexible to changes in production runs.  We are developing proprietary production methods that will be designed to give us additional competitive advantages.

Even though our pulse drying facility is now operational, we have not to date been able to take advantage of the capacity that it gives us.  We can provide no assurances we will be successful in increasing our sales volume through increased utilization of our pulse dryer.

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

Marketing Plan

We believe the failure of businesses to exchange and/or disseminate information about CD based product development has hindered a more rapid commercialization of CDs in spite of their safety as excipients. We believe our philosophy of partnering and sharing will act as a catalyst to create momentum overcoming the resistance to change created by the previous conservatism and secrecy. Now that we are able to provide bulk quantities of Aquaplex® products using proprietary technology, we are urging pharmaceutical companies more persuasively to incorporate these Aquaplex® products into their existing and new drug formulations, as a result of the reduction in product development and clinical trial costs provided by the greater availability of water soluble API(s) in bulk quantities.

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

We will evaluate and pursue patent opportunities that may present themselves, so that we may sublicense such rights to others or use them to develop our own proprietary products. We intend to generate revenue from sub-licensing royalties, sales of CD complexes to be used in new and existing pharmaceuticals; and direct sales to end-users.

A tertiary focus after pharmaceutical and nutraceutical applications is to promote our products to the “3 F” (fragrance, flavors, and food) companies.  Price is a primary concern in these markets, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the CDs and/or CD complexes, receive approval for human consumption.  These questions will initially be explored using NCDs since commercial adoption will depend heavily upon the price of the CD selected and NCDs will always be the least  expensive.  The benefits derived from the use of CDs with expensive ingredients (e.g., flavors, fragrances, pharmaceuticals) have already become accepted commercial uses for chemically modified CDs and naturally modified CDs.

We have increased our business development efforts with a goal to conduct Aquaplex® drying campaigns in 2014.

As we move into 2014, our focus continues to be increasing revenues.  We intend to promote our e-commerce website for CTD, Inc., www.cyclodex.com by adding a blog and instructional videos.  We are now able to supply our existing products in larger quantities, largely through our pulse drying facility.  We will showcase our commercial supply capabilities by adding an e-commerce presence for our NanoSonic Products, Inc. division.  Our initial goal is to increase the visibility of our existing products and enhanced capabilities to our existing customers.  Our second goal is to improve visibility to new customers and seek out new product opportunities that are compatible with our expanded capabilities.

We will also continue to seek market channel partners like Uno Healthcare and Medical Need Europe to expand distribution of our high margin products.

Competition

We have noted increased competition, especially in the eCommerce space, for the distribution of small quantities of cyclodextrins. Those we have examined are small operations or small offerings of a larger distributor that lack the focus and depth of expertise offered by the Company. They are also most often not price competitive with our products. Furthermore the traffic and SEO ranking of the eCommerce sites indicate that their visibility and sales are low. We believe there is a perceived barrier to entry into the CD industry because of the lack of general experience with CDs. We have established informal business relationships with many of the producers and consumers of CDs worldwide and we have amassed over the more than 20 years of our existence an unmatched experience database. We believe these relationships and market knowledge provide significant advantages in marketing lead time, and combined with a strong marketing presence and adequate capitalization will give us a two- to three-year lead time advantage over our competitors.

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

Government Regulation

Under the Federal Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration (or FDA) is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and drugs. The FDA’s authority includes the regulation of the labeling and purity of the company’s food and drug products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

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

One product, Trappsol® Cyclo™, has been granted orphan drug status by the FDA. It has been used by a limited number of customers for the treatment of Niemann Pick Type C (NPC) disease under the supervision of a physician following an Investigational New Drug (IND) protocol approved by the FDA.   All of our other products are sold for our customers’ research and development purposes only, and do not require FDA approval. Any use in humans as a drug or food product would require compliance with FDA regulations. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural CD products are commonly known as “Alpha”, “Beta” and “Gamma”. These products represent approximately 10% of our annual sales. Hydroxypropyl derivatives of Beta CD are considered GRAS in other countries and there continues to be conscientious efforts to make this derivative and other CD derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to regulations relating to drug development and sale. Any such determination would significantly affect our sales and limit or prohibit distribution of such products.

Employees

We employed five people on a full-time basis in 2013. We expect to hire additional employees when our pulse drying facility operating time increases.  None of our employees belong to a union.  We believe relations with our employees are good.

Capital Structure

In 2004, we authorized a series of “blank check” preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock consisting of a single share that was issued to Mr. Strattan, our Chairman and Chief Executive Officer, in exchange for the surrender of 1,029,412 shares of Common Stock then owned by him. The most significant right of the Series A Preferred Stock was the right to vote with the holders of Common Stock on all matters submitted to a vote of our shareholders, with shares of Series A Preferred Stock being entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensured that the votes entitled to be cast by Mr. Strattan as the holder of the Series A Preferred Stock were equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares and the preferred share together.

Subsequent to the end of the 2013 fiscal year, on February 19, 2014, we entered into a Securities Purchase Agreement with certain investors under which we issued 10,000,000 shares of its common stock, at a purchase price of $0.05 per share, in exchange for $500,000 (the “Private Placement”).

In connection with the closing of the Private Placement, Mr. Strattan converted his share of Series A Preferred Stock into one million shares of our common stock.  By its terms, the Series A Preferred Stock was convertible into a number of shares of Common Stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the Private Placement.

Item 1A.  Risk Factors.

We have made a substantial capital investment in our pulse drying facility, and if we are unable to utilize its capacity effectively, we may be unable to cover the expenses associated with it.

We have invested approximately $1,340,000 in our pulse dryer, a solar electric renewable energy system, and a solar thermal collection system.  We have made one production run with our dryer since it began operation in the first quarter of 2012, with a contract for $57,000 in that quarter. We do not currently have any toll drying orders outstanding. We have not been successful to date in selling additional pulse drying services, nor have we to date been able to utilize the pulse drying facility for the manufacture of our own CD complexes.  If we are unable to utilize the capacity offered by our pulse drying facility, we may be unable to service the debt we incurred to complete it or the expense we incur to maintain it. Our focus on marketing efforts relating to pulse drying services may also take our management’s time and attention away from our historical revenue sources. If we are unable to effectively utilize the facility, our business and financial condition could be materially and adversely affected.

Two of our customers account for a substantial portion of our revenue, and the loss of one or both of these customers would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Our single largest customer accounted for 49% of our total sales in fiscal 2013. Our largest two customers collectively accounted for approximately 60% of total sales in fiscal 2013. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers are sometimes crucial to cash flow.

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

Our earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our suppliers, which may have a significant impact on our financial results.  As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty CDs and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins and therefore, our margins on these sales may decline. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions may adversely affect our results of operations and financial condition.

Our substantial debt could adversely affect our financial health.

As of December 31, 2013, we owed approximately $852,000 in long term debt.  The terms of our two notes are seven and ten years.  Our total monthly payment of principal and interest is $7,557, which we expect to pay out of operating cash flow.  We are required to maintain a debt service coverage ratio of EBITDA to interest expense plus prior period current maturities greater than 1.3:1.

This indebtedness could have important consequences. For example, it could:

●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●
require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, growth and other capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds.

We may need additional capital to grow our operations as planned.

For year ended December 31, 2013, we generated approximately $557,000 of cash from operations that was sufficient to fund our normal operations.  On February 19, 2014, we received $500,000 and issued 10,000,000 shares of our common stock in a private placement. To achieve our production goals for 2014 and beyond, additional capital may be required to meet our projected cash needs to otherwise grow our business as planned.  If we are unable to generate additional cash flow or obtain additional debt financing or capital as needed, we may not be able to develop our business as planned and/or may be compelled to slow down the pace necessary to achieve our stated goals.

We are significantly influenced by one person who controls a significant majority of our voting stock.

As of March 3, 2014, C.E. Rick Strattan, our Chief Executive Officer, held the power to vote 25,687,647 shares of Common Stock (including 19,837,647 shares of Common Stock held directly by Mr. Strattan and 5,850,000 shares of Common Stock owned by TFBU, Inc., a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code over which Mr. Strattan has sole voting and dispositive power), or approximately 52.9% of the issued and outstanding shares of Common Stock.  Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as an executive officer and director of the Company, the interests of Mr. Strattan here may conflict with, or differ from, the interests of other holders of our capital stock.  Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s board, which slate will be required to include two representatives of investors in the private placement consummated on the same date.  This arrangement could have the effect of preventing a change of control of the Company.  Mr. Strattan may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of our executive officers and certain other key employees, including C.E. Rick Strattan our Chief Executive Officer, and Jeffrey L. Tate, Ph.D., our President. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers or employees do not remain with us.

We do not have a majority independent board of directors or independent audit committee.

Our Board of Directors is currently comprised of five people, three of whom are employed by the Company. Accordingly, a majority of our directors do not qualify as “independent” using the definition set forth in the NASDAQ Marketplace Rules. Although we recently constituted a standing audit committee, it is not independent.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by a board with a majority of independent directors and an independent audit committee which are some of the traditional procedural safeguards that protect the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with more independent board members.

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

Although certain market makers facilitate trades of our Common Stock on the OTCQB tier of the OTC Markets Group (“OTCQB”), there is currently a limited market for shares of our Common Stock and we cannot be certain that an active market will develop.  The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock.  Broker-dealers often decline to trade in OTCQB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock may be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

In September 2010, we purchased a 7,200 sq. ft. building on approximately two acres in the City of Alachua, Florida for $468,000.  The property is located in an established industrial park that we determined is more suitable for our pulse drying facility.   During 2011 we moved our corporate headquarters to this facility.  The property allows for future expansion.  We refinanced our current mortgage in July 2013 with monthly payments of $3,506, including interest at 3.99%, with a final balloon payment of $349,908 due July 2023.

During 2011 we installed a pulse dryer at a cost of $1,151,000.  The property’s federal tax depreciation basis, rate, and method are, respectively, $1,151,000, 5 years, and accelerated.

In 2000, we bought a series of buildings totaling approximately 6,000 sq. ft. on approximately 40 acres near the City of High Springs, Florida, for $210,000. Prior to September 30, 2011, we used the property as our corporate headquarters.  We are currently offering this property for sale for $400,000.  During 2011, we changed the property’s classification to held for sale and discontinued recognizing depreciation.  In 2013, we recorded an impairment charge of $95,456.

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

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In October 1994, the Company’s securities began trading on the Over the Counter Bulletin Board and in the over-the-counter market “pink sheets” under the name Cyclodextrin Technologies Development, Inc., or CTDI.   In conjunction with a restructuring in 2000, we changed the name of CTDI to CTD Holdings, Inc; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc.   CTD Holdings, Inc. currently trades on the OTCQB under the symbol CTDH. Since the commencement of trading of the company’s securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTCQB.

		High	Low
2012	First Quarter	$0.21	$0.09
	Second Quarter	$0.21	$0.16
	Third Quarter	$0.26	$0.10
	Fourth Quarter	$0.17	$0.07

2013	First Quarter	$0.13	$0.06
	Second Quarter	$0.10	$0.07
	Third Quarter	$0.15	$0.07
	Fourth Quarter	$0.13	$0.07

As of March 3, 2014, the last quoted price for our Common Stock was $0.22.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 3, 2014, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 86.

Dividend Policy

The Company paid no dividends in 2013 and will not pay any cash dividends on its Common Stock in 2014 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

Not applicable.

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

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $875,000 for 2013 from $263,000 for 2012. We expect our sales of this drug product will increase in 2014.

We ordered 2,500 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer that we began shipping to our customers in November 2012. We ordered an additional 2,500 vials to be delivered to us in the first quarter of 2014. This product currently has a six month stability claim and we are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000. Once we order a third batch of vials, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our unit cost.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Cyclo™  product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We are completing the manufacture of 500 vials each of our two best selling research grade Trappsol® products in liquid form to be delivered to us in the first quarter of 2014.

For the foreseeable future sterile liquid products, including our Trappsol® Cyclo™ product, will be manufactured at Contract Manufacturing Organizations (CMO’s) that have this specialty manufacturing technology in place. The work will be done using our raw materials and Standard Operation Procedures for the manufacturing will be approved by us.

Future Initiatives for Business and Product Development

In December 2013, our updated eCommerce web site and online catalog of cyclodextrin research fine chemicals was completed for our CTD, Inc. division. This site has been a consistent source of sales and customer contact and will be improved for sales functionality, site security, and SEO parameters. Our updated eCommerce site was operating by the end of the fourth quarter of 2013.

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is completed. Suppliers of suitable raw materials for these operations are being evaluated and will be qualified for contract supply in the first quarter of 2014

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We are also conducting the validation of manufacturing batches that will be used in on-going stability studies and for the filing of a Drug Master File with U.S. FDA. Progress on these efforts is steady and the pace is driven by the rate of sales.

We continue to pursue projects in environmental remediation through our Ferrazo Environmental Technology division. We have identified two potential projects and are in negotiations to apply our cyclodextrin-based Ferrazo products to soil clean-up projects. If these negotiations result in a sales contract, we expect that this environmental remediation work will require metric ton quantities of low cost technical grade cyclodextrin raw materials. Our representatives will be traveling to Asia in 2014 to meet with and qualify suppliers of large quantities of the required raw materials. We are also investigating the establishment of a Foreign Trade Zone at our Alachua site that would be sponsored by the Port of Jacksonville, FL. A Foreign Trade Zone may have the benefit of reducing tariff costs when importing and converting large quantities of cyclodextrin raw materials from Asia.

Liquidity and Capital Resources

Our cash increased to $269,000 as of December 31, 2013, from $23,000 at December 31, 2012. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts.  Our increase in cash was due primarily to our increase in sales. Our working capital is $420,000 at December 31, 2013 compared to our negative position of ($15,000) at December 31, 2012.  This improvement in our working capital is due to our strong sales and net income for 2013 and refinancing our debt in July 2013.  We do not expect any disruption in operations due to our working capital position.   Our cash flow from operations for 2013 was $557,000 compared to $59,000 for 2012.  This increase in cash from operations was due primarily to our increase in sales.

On February 19, 2014, we received $500,000 and issued 10,000,000 shares of our common stock in a private placement.  We plan to use these proceeds for business development purposes, including the expansion of our e-commerce sales; production of ultra-pure cyclodextrin derivatives for the research, cosmetic, and medical industries; and completion of the Drug Master File for the Trappsol(R) Cyclo(TM) orphan drug.

We continue to maintain inventory levels sufficient for one year of sales of Trappsol® HPB (THPB), which represented 77% of our sales in 2013. We maintain a larger inventory of THPB based on our estimate of future industry purchase trends and recent product inquiries from our larger customers. This product has a three week or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we believe we can sell this product in the normal course of business.

In July 2013, we refinanced all of our approximately $875,000 long-term debt.  Our equipment loan was for $296,000 with a seven year amortization, and our mortgage was approximately $579,000 with a ten year amortization with a balloon payment of $350,000 due in July 2023.  We reduced our interest rate to 3.99% on each and our combined monthly payment is $7,557.  The loans are secured by all equipment of the Company and the Company’s corporate offices in Alachua, Florida, respectively. The mortgage loan has a debt service coverage requirement under which we may not permit the ratio of (a) EBITDA, as defined in the loan agreement, to (b) interest expense and prior period current maturities of long-term debt to be less than 1.3x, measured annually.

We also refinanced our $100,000 line of credit with an interest rate of the higher of prime plus 1.8% or 4.75%. There was no balance outstanding at December 31, 2013 compared to $94,000 outstanding at December 31, 2012 under our prior line.

Our High Springs property is currently offered for sale at $400,000.

In September 2012, we received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 of common stock at $0.25 per share.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000.  The property is located in an established industrial park.  In 2011, we capitalized $1,151,000 in equipment and improvements for the new building and pulse drying operation.

In November 2011, we installed a solar electric renewable energy system on the rooftop of our pulse drying building.  The system is designed to generate 140 KWH of electric power and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We have an interconnect agreement and net metering agreement with the Alachua Municipal Electric Utility to take excess electricity generation, and we receive a rebate for the excess generation. The cost of the solar equipment and installation was $186,000 and we received $99,000 in Federal and other grants.

During 2013, we installed a new roof on our Alachua building at a cost of $19,000 paid out of cash from operations. The roof includes solar tubes to provide lighting in areas without windows and reduce electrical lighting.  In November 2013, we began installation of a solar thermal collection system and supporting structures to harvest thermal energy from the sun and use it to produce domestic hot water, process hot water, space heating, and heat energy for an intake air system to supply the pulse dryer. This project includes construction to allow roof access for maintenance of all of our solar collector arrays. It has a collection capacity estimated at 24,000 BTU/hour in full sun. We have invested approximately $62,000 to date paid out of cash from operations.   We expect the total cost to be $70,000.  We expect the system to be operational in the first quarter of 2014.  In November 2013, we began the installation of an ultra pure filtration system to enhance our pulse dryer capability.  We have invested $6,000 paid out of cash from operations through December 31, 2013 and expect the total cost to be $40,000.  The filter installation will be completed in the first quarter of 2014.

We have no plans to materially increase our pulse drying capacity unless and until our existing dryer exceeds 70% utilization. If we do expand our capacity, our current plan for additional drying capacity includes the installation of an additional three pulse dryers, one at 500K btu/hr and two at 1MM btu/hr; adding these three additional drying units would increase our current drying capacity by a factor of 26.  We currently estimate that a 500K btu/hr drying unit would cost approximately $2.5 million to install.  We do not have current estimates for the cost of a 1MM btu/hr drying unit, but the cost is likely to exceed $2.5 million each. When and if we proceed with any capacity expansion, we intend to use operating revenues, debt financing, equity capital or some combination of those sources for additional capital. We can give no assurances that our existing drying unit will be utilized sufficiently to warrant such an expansion in capacity, or if it is that we would be able to arrange funding on acceptable terms in order to increase our drying capacity through the installation of additional dryers.

At December 31, 2013, we have approximately $882,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $120,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire.

We have no off-balance sheet arrangements as of December 31, 2013.

Results of Operations

For 2013, we reported net income of $205,000, compared to net income in 2012 of $74,000.

Controlling cash expenses continues to be management’s primary fiscal tool. However, growth requires increased expenditures and we have determined during our current growth stage to engage consultants that can help the Company in financial areas outside its expertise; these consulting fees will act to reduce profitability. We have been able to increase revenues to balance these new expenses, but cannot be sure such effort will be sufficient in the short term to sustain our favorable cash flow.

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

2013 compared to 2012

Total revenues for 2013 were $1,693,000 compared to $1,045,000 for 2012.  Our 2012 revenues for drying services were $57,000.  We did not have any drying service revenue in 2013.  We completed our first drying order in the first quarter of 2012 for $57,000 and we dried 2,290 Kg of randomly methylated beta cyclodextrin for a European cyclodextrin manufacturer.  We also purchased 154 Kg of this dried product for sale to one of our customers.  Total product sales for 2013 were $1,693,000, a 71% increase over 2012 product sales of $988,000. Our 2013 product sales were the highest reported in our history, and 2012 represented our third highest product sales total. Our recent sales increases are due primarily to recent publicity regarding use of Trappsol® Cyclo™ to treat NPC.

Our change in the mix of our product sales for 2013 and 2012 follows:

Trappsol® HPB
Our sales of Trappsol® HPB were $413,000 for 2013 compared to $410,000 for 2012.  We have experienced steady interest in this product and expect our 2014 annual sales to exceed our 2013 annual sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 233% to $875,000 for 2013 from $263,000 for 2012.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $835,000 (95% of total sales of Trappsol® Cyclo™) for 2013. Our annual 2012 sales to this customer were $225,000 (86% of total 2012 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the second quarter of 2014, we expect to begin an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products
Our sales of other Trappsol® products increased by 76%, to $384,000 from $218,000 for 2013 and 2012, respectively. This increase was due primarily to a $140,000 sale to one customer in 2013. We currently expect 2014 annual sales of these products to be more consistent with 2012 annual sales.

Aquaplex®
Our sales of Aquaplex® decreased by 90%, to $8,000 for 2013 compared to $81,000 for 2012. We do not believe that this decrease represents a trend, but it is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for last five years are 2013 - $2,907 , 2012 - $77,569, 2011 - $139,861, 2010 - $97,578, 2009 - $128,616.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2013, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Siemens/Dade Behring) accounted for 70% of our revenues; the largest accounted for 49% of our revenues.   In 2012, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen Sciences, LLC) accounted for 56% of our revenues; the largest accounted for 23% of our revenues.  This increase is the result of our largest customer continuing to increase the quantity of products purchased from us.  Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We believe that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) increased to $426,000 for 2013 compared to $140,000 for 2012. Our cost of products sold as a percentage of product sales increased to 25% for 2013 from 14% for 2012.  This increase was due to the increase in Cyclo™ sales in 2013, which have higher average product costs.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2013 or 2012.

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

Personnel expenses increased 14% to $364,000 for 2013, from $320,000 for 2012.  The increase in personnel expense is due primarily to $40,000 of stock compensation expense in 2013 compared to $22,000 in 2012.  We expect personnel costs to increase in 2014 as the result of increasing our operation time of the pulse dryer and the addition of sales personnel.

Repairs and maintenance expenses increased 136% to $41,000 for 2013 from $17,000 for 2012.  The increase is due to our preparing the dryer for production in 2014 and modifying the system for the installation of our ultra pure filtration system expected to be completed by the end of the first quarter of 2014.  We expect our 2014 repairs and maintenance costs to increase with the expected increased operation of the dryer.

Professional fees decreased 1% to $143,000 for 2013 from $145,000 for 2012.  We expect our professional fees to remain constant.  However, professional fees may increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 39% to $132,000 for 2013 from $96,000 for 2012. This increase is due primarily to increased property taxes, insurance and utilities for our pulse dryer and facility improvements.  We expect to increase sales, marketing, travel and other general expenses to create a sales and marketing department, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased 4% to $148,000 for 2013 from $143,000 for 2012.  The increase is due to continued improvements to our spray dryer and facility in 2012 and 2013.    We expect our depreciation expense for 2014 will be consistent with 2013 expense.

Freight and shipping decreased 18% to $9,000 for 2013 from $11,000 for 2012. This decrease is due to more 2013 sales from inventory and our locally manufactured Cyclo™ product than in 2012.  Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

In 2013, we determined the fair value of our High Springs location is less than our carrying value and therefore recorded an impairment loss of $95,455 to adjust the carrying value to $400,000.

Interest expense decreased to $54,000 for 2013, from $62,000 for 2012.  We refinanced our mortgage and equipment notes payable in July 2013 reducing our interest rate, which ranged from 5.375% to 6.0%, to 3.99%.  We also refinanced our line of credit reducing the floor on our interest rate from 6.5% to 4.75%.  We expect our interest expense in 2014 to be less than our 2013 expense due to the refinancing.

We recognized an $80,000 income tax provision for 2013 compared to a $25,000 provision for income taxes in 2012.  This increase was due to the increase in net income for 2013 from 2012.

We recognized net income after income taxes of $205,000 for 2013 compared to net income after taxes of $74,000 for 2012.

Our goal is to continue to introduce new products that will increase sales revenue and implement a strategy of creating or acquiring operational affiliates and/or subsidiaries that will use CDs in herbal medicines, waste-water remediation, pharmaceuticals, and foods. We plan to add a sales and marketing department and add independent sales representatives.  We continue to pursue mutually beneficial relationships with major CD manufacturer(s) and specialty CD labs to distribute their products.  We are a distributor in North America of the CD products that are manufactured by Cyclodextrin Research & Development Laboratory and Chiroquest, Kft. both of Budapest, Hungary.

In keeping with our commitment to use the internet as a major advertising and public relations outlet, we have increased our presence through two websites, cyclodex.com for our cyclodextrin product information and ctd-holdings.com that serves our shareholders and potential investors. This asset has been instrumental in creating and maintaining a worldwide presence for us in the implementation of research and commercialization of CD applications. We revised our e-commerce website at the end of 2013.

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

Our corporate offices are currently located at our pulse dryer facility, which we acquired in September 2010 for $468,000.  The 7,200 sq. ft. building is located on two acres in an established industrial park located in Alachua, Florida.   In 2009, we acquired the pulse dryer for $250,000. During 2011, we installed the pulse dryer and constructed a manufacturing system at a cost of $1,151,000 to meet c-GMP standards.  The Alachua building and surrounding land allows for future expansion beyond our current planned operations.

We own a 40 acre site that is zoned agricultural use in High Springs, Florida that is the site of our former corporate headquarters.  This property is currently idle and we are offering it for sale.  There is no mortgage on this property.  In 2013, we determined the fair value is less than our carrying value and therefore recorded an impairment loss of $95,455 to adjust the carrying value to $400,000.

Valuation Allowance on Deferred Tax Assets

At December 31, 2013, we had a $120,000 net deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $21,000, due primarily to an increase in our deferred tax liability in 2013.

For 2013, we reported net income before income taxes of $285,000.  Our deferred net tax asset decreased by $80,000, which is the result of recording a $80,000 income tax provision.  Our valuation allowance percentage is 15% at December 31, 2013.

For 2012, we reported net income before income taxes of $99,000.  Our deferred net tax asset decreased by $25,000, which is the result of recording a $25,000 income tax provision.  Our valuation allowance percentage was 10% at December 31, 2012.

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by the extent to which we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior nine years, we have also recognized taxable income for five of the prior nine years utilizing a total of $485,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2013, we would need to generate approximately $480,000 of taxable income to fully utilize our $120,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in five of the prior seven years, the trend of increased revenues from 2006 through 2013 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, unpredictability of future sales and profitability, the future effect of the costs to build and operate a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Current sales growth is due to increased interest and sales of our product THPB since 2011, which is expected to continue into 2014 and future years.  We also expect our new pulse dryer and ultra pure filtration system, and the interest in THPB, to increase the demand and sales of our other products.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

CTD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
CTD Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida
March 4, 2014

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$268,516	$22,839
Accounts receivable, net	99,282	65,271
Inventory	241,005	205,155
Other current assets	10,056	10,945
Total current assets	618,859	304,210

PROPERTY AND EQUIPMENT, NET	1,627,254	1,608,283

OTHER ASSETS
Property held for sale	400,000	495,456
Deferred tax asset	120,000	200,000
Deferred costs, net of accumulated amortization of $14,802 and $15,716, respectively	23,354	10,288
Total other assets	543,354	705,744

TOTAL ASSETS	$2,789,467	$2,618,237

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,607	$83,502
Line of credit	-	94,487
Current portion of long-term debt	56,318	140,797
Total current liabilities	198,925	318,786

LONG-TERM LIABILITIES
Long-term debt, less current portion	795,457	750,776

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 37,455,882 and 36,889,535 shares issued and outstanding, respectively	3,745	3,688
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 1 share issued and outstanding	-	-
Additional paid-in capital	3,923,049	3,881,605
Accumulated deficit	(2,131,709)	(2,336,618)
Total stockholders' equity	1,795,085	1,548,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,789,467	$2,618,237

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

REVENUES
Product sales	$1,693,335	$988,011
Drying services	-	56,930
	1,693,335	1,044,941

EXPENSES
Personnel	364,227	319,784
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	426,022	139,676
Repairs and maintenance	40,723	17,286
Professional fees	142,860	144,788
Office and other	132,449	95,599
Amortization and depreciation	148,041	142,642
Freight and shipping	8,913	10,813
Loss (gain) on disposal of equipment	(2,000)	16,863
Impairment on assets held for sale	95,455	-
	1,356,690	887,451

INCOME FROM OPERATIONS	336,645	157,490

OTHER INCOME (EXPENSE)
Investment and other income	2,129	3,510
Interest expense	(53,865)	(61,797)
Total other income (expense)	(51,736)	(58,287)

INCOME BEFORE INCOME TAXES	284,909	99,203

PROVISION FOR INCOME TAXES	80,000	25,000

NET INCOME	$204,909	$74,203

NET INCOME PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,165,770	36,680,179

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2011	36,575,070	$3,657	$3,831,636	$(2,410,821)	$1,424,472

Sale of common stock	314,465	31	49,969	-	50,000

Net income	-	-	-	74,203	74,203

Balance, December 31, 2012	36,889,535	3,688	3,881,605	(2,336,618)	1,548,675

Stock compensation	566,347	57	41,444	-	41,501

Net income	-	-	-	204,909	204,909

Balance, December 31, 2013	37,455,882	$3,745	$3,923,049	$(2,131,709)	$1,795,085

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204,909	$74,203

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	148,041	142,642
Loss (gain) on disposal of equipment	(2,000)	16,863
Impairment on assets held for sale	95,456	-
Stock compensation to employees	40,000	-
Deferred income taxes	80,000	25,000
Increase or decrease in:
Accounts receivable	(34,011)	(18,906)
Inventory	(35,850)	(63,138)
Other current assets	889	(10,125)
Accounts payable and accrued expenses	59,106	(108,038)
Total adjustments	351,631	(15,702)

NET CASH PROVIDED BY OPERATING ACTIVITIES	556,540	58,501

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(156,922)	(166,172)
Proceeds from sale of equipment	2,000	-

NET CASH USED IN INVESTING ACTIVITIES	(154,922)	(166,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	50,000
Payments on long-term debt	(39,798)	(44,803)
Loan costs	(21,656)	-
Payments on lines of credit	(94,487)	(1,764)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(155,941)	3,433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	245,677	(104,238)

CASH AND CASH EQUIVALENTS, beginning of period	22,839	127,077

CASH AND CASH EQUIVALENTS, end of period	$268,516	$22,839

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with debt	$-	$195,821

Common stock awards capitalized as equipment	$1,500	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$53,865	$61,797

Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2013 and 2012 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.  Inventory includes $137,000 of work-in-process inventory at December 31, 2013. We did not have work-in-process inventory at December 31, 2012.

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  No impairments were identified or recorded in 2013 or 2012.

(g) PROPERTY HELD FOR SALE–– Property held for sale consists of 40 acres of land and buildings located in High Springs, Florida.  This property was used for operations and our corporate offices through September 30, 2011, and is currently vacant.  Property is classified as held for sale when management’s intent is to sell the property and the applicable accounting criteria are satisfied.  This determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur.  Actual results could differ from those assumptions.  Upon designation as held for sale, the carrying values of the assets are recorded at the lower of the carrying value or the estimated fair value, less estimated selling costs.  Assets held for sale are no longer depreciated.  We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets.  In 2013, we determined the fair value of our High Springs location is less than our carrying value and therefore recorded an impairment loss of $95,455 to adjust the carrying value to $400,000.  No impairments were identified or recorded in 2012.

(h) DEFERRED COSTS––Deferred costs consist of primarily of loan costs. Deferred costs are amortized using the straight-line method over their respective estimated useful lives, which approximates the effective interest method.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incurred no advertising expense in 2013 and approximately $2,900 in 2012.

(l) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(m) NET INCOME PER COMMON SHARE––Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(n) STOCK BASED COMPENSATION––The Company periodically awards stock to employees.  For stock issued under annual employment contracts, an expense is recognized equal to the fair value of the stock determined using the average stock closing trading price for the month multiplied by number of shares awarded for that month, less a 20% discount if the stock is restricted for at least six months. The Company periodically awards stock bonuses to employees. The Company records an expense equal to the fair value of the stock at the closing trading price of the stock on the award date, less a 20% discount if the stock is restricted for at least six months. The Company periodically issues stock to consultants. The Company records an expense equal to the fair value of the stock at the closing trading price of the stock on the day awarded, less a 20% discount if the stock is restricted for at least six months.

(o) FAIR VALUE MEASUREMENTS AND DISCLOSURES–The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2013 or 2012.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.  As mentioned previously, we recorded an impairment of $95,455 on property held for sale.  The impairment was determined based on actual transactions of similar property, a Level 2 input.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of our long-term debt is estimated based on the present value of the underlying cash flows discounted at current rates offered the Company for similar debt.  At December 31, 2013 and 2012, the carrying value of long-term debt approximated fair value.

(q) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(2) MAJOR CUSTOMERS AND SUPPLIERS:

In 2013, two major customers accounted for 60% of total revenues. In 2012, four major customers accounted for 56% of total revenues.

Substantially all inventory purchases were from three vendors in 2013 and 2012.

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

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and Hungary. Four customers accounted for 84% of the accounts receivable balance at December 31, 2013. Three customers accounted for 71% of the accounts receivable balance at December 31, 2012. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2013	2012

Land	$85,781	$85,781
Building and improvements	448,398	416,679
Machinery and equipment	1,292,220	1,275,920
Office Furniture and equipment	42,504	52,318
	1,868,903	1,830,698
Less: accumulated depreciation	309,704	222,415
	1,559,199	1,608,283

Equipment not in service	68,055	-

Property and equipment, net	$1,627,254	$1,608,283

(5) DEBT:

We owed $571,227 and $412,952, at December 31, 2013 and 2012, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010.  We refinanced our mortgage in July 2013.  Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand.  The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3.

We owed $280,548 and $300,716 at December 31, 2013 and 2012, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations.  We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

We also owed $177,905 under notes payable to two vendors at December 31, 2012.  These vendor loans were refinanced into our mortgage in July 2013.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2014	$56,318
2015	59,941
2016	62,411
2017	64,982
2018	67,658
Thereafter	540,465
$851,775

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(5) DEBT:   (CONTINUED)

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75% (5.05% at December 31, 2013), due in full July 2014, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures.  The credit line is also cross collateralized with our mortgage and equipment loans.  There was no balance outstanding at December 31, 2013.  We owed $94,487 on the line of credit as of December 31, 2012.

(6) STOCK TRANSACTIONS:

See Note 10 SUBSEQUENT EVENTS.

In August 2013, the Company issued 10,791 shares of common stock to a construction subcontractor for work performed and capitalized $1,500 as a building improvement.

In July 2013, the Company awarded 555,556 shares of common stock as bonuses to officers and employees and recorded an expense of $40,000.

In September 2012, the Company received $50,000 for 314,465 shares of common stock and warrants to purchase an additional 314,465 of common stock at $0.25 per share.

(7) PREFERRED STOCK:

See Note 10 SUBSEQUENT EVENTS.

In 2004, we amended our Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock consisting of one share and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by all shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004, we issued one share of the Series A Preferred Stock to our majority common shareholder in exchange for 1,029,412 shares of Common Stock held by the majority common shareholder, which were surrendered to the Company and cancelled.

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

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8) INCOME TAXES:  (CONTINUED)

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $141,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior nine years, we have also recognized taxable income for five of the prior nine years utilizing a total of $485,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2013, we would need to generate approximately $480,000 of taxable income to fully utilize our $120,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior eight years, the trend of increased revenues from 2006 through 2013 that is expected to continue at existing or improved margins, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include the timing of expiration of the net operating loss carryforwards prior to being utilized, increased depreciation from our pulse dryer, unpredictability of future sales and profitability, the unknown future operating results from our pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.  We expect our future sales and taxable income to continue at current levels as a minimum and to increase in future years.  Our sales growth is due to increased interest and sales of our product THPB since 2011, which is expected to continue into 2014 and future years.  We also expect our new pulse dryer and ultra pure filtration system, and the interest in THPB, to increase the interest and sales of our other products.

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

We have available at December 31, 2013, unused net operating loss carryforwards totaling approximately $882,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8) INCOME TAXES:  (CONTINUED)

Year Ending December 31,	Amount

2017	$177,000
2020	280,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
Total	$882,000

For 2013, we recognized a $80,000 provision for income taxes.  Our valuation allowance percentage is 15% at December 31, 2013.

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

The components of our provision for income taxes are as follows for the years ended December 31:

	2013	2012

Current income tax benefit (expense)	$-	$-
Tax benefit (expense) of temporary differences	(80,000)	(101,000)

Decrease (increase) in valuation allowance	-	76,000
Total net tax benefit (expense)	$(80,000)	$(25,000)

Significant components of our deferred Federal income taxes were as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$247,000	$268,000
Less valuation allowance	(21,000)	(21,000)
Deferred tax assets, net of valuation	226,000	247,000
Deferred tax liabilities:
Depreciation expense	(79,000)	(47,000)
Impairment allowance – assets held for sale	(27,000)	-
Deferred tax liabilities	(106,000)	(47,000)

Net tax assets	$120,000	$200,000

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8) INCOME TAXES:  (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% is summarized as follows:

	2013	2012

Tax benefit (expense) at Federal statutory rate	$(80,000)	$(28,000)
Effect of State taxes	(11,000)	(5,000)
Effect of surtax exemption	6,000	8,000
Other	5,000	-
Total tax benefit (provision)	$(80,000)	$(25,000)

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2010, except for net operating loss carryforwards from periods prior to 2009.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

(9) EMPLOYEE BENEFIT PLAN:

We maintain a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2013 and 2012, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $11,745 and $11,023 for 2013 and 2012, respectively.

(10) SUBSEQUENT EVENTS:

On February 19, 2014, the Company entered into a Securities Purchase Agreement with certain investors under which it issued 10,000,000 shares of its common stock, at a purchase price of $0.05 per share, in exchange for $500,000 (the “Private Placement”).

In connection with the closing of the Private Placement, the Company’s Chief Executive Officer, C.E. Rick Strattan, converted his share of Series A Preferred Stock into one million shares of the Company’s common stock. The share of Series A Preferred Stock was the only share of Series A Preferred Stock outstanding. Initially issued in 2004 to Mr. Strattan in exchange for the surrender of 1,029,412 shares of common stock then owned by him, the Series A Preferred Stock carried certain voting rights that entitled its holder to cast a number of votes representing a majority of the votes entitled to be cast by all of the Company’s capital stock. It was convertible by its terms into a number of shares of common stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the Private Placement.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over reporting is effective.

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

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 3, 2014:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	68	Director, CEO, Chairman	1990
Jeffrey L. Tate, Ph.D.	56	Director, President	2010
George L. Fails	69	Director, Operations Manager	2001
N. Scott Fine	57	Director	2014
Markus Sieger	48	Director	2014

The five (5) directors serve until the next Annual Meeting of Shareholders, or until a successor shall be elected and qualified.

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

Dr. Jeffrey L. Tate has served as President and Director of the Company since August 2010.  Dr. Tate has been President and Chief Executive Officer of NanoSonic Products, Inc., a wholly-owned subsidiary of the Company responsible for the Company’s product Aquaplex®, since February 2010.  Since July 2010, Dr. Tate has served as President, Chief Executive Officer of Sphingo Biotechnology, Inc., and Secretary and Treasurer of  Ferrazo Environmental Technologies, Inc., both wholly-owned subsidiaries of the Company.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using spray drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with NanoSonic Products, Inc. and his experience with spray drying technology.

George L. Fails has been Operations Manager and a Director of the Company since 2001.  He has served as President of Cyclodextrin Technologies Development, Inc. (CTD, Inc.), a wholly-owned subsidiary of the Company, since 2009 and Operations Manager of CTD, Inc. since 2000. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator officer with the U.S. Marshall’s service. From 1965 until his retirement in 1986, Mr. Fails served with the U.S. Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his B.A. from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal Police Academy in Little Rock, Arkansas.

Mr. Fails was selected to serve as a member of our Board of Directors because of his position with CTD, Inc.

N. Scott Fine has been a Director of the Company since February 2014.  Mr. Fine is a principal at Scarsdale Equities, an investment-banking firm located in New York City. Mr. Fine has been involved in corporate finance for over 30 years. Previously, Mr. Fine was an investment banker at Fine Equities, focusing on small- to medium-cap companies and managing high net worth individuals and small institutions. Mr. Fine has worked on a series of transactions domestically and internationally in the healthcare and consumer products area. Mr. Fine is vice chairman and lead director, as well as the chair of the audit committee, of Central European Distribution Corporation.  Mr. Fine currently sits on the Deans Advisory Board for The University of Connecticut’s Neag School of Education at Storrs, Connecticut.

We believe that Mr. Fine’s relationships within the financial community in New York and around the world, as well as his significant experience with equity and debt financing transactions, will make him a valuable contributor as a Director.  Mr. Fine was appointed to the Board of Directors in connection with a private placement of common stock by the Company in February 2014, and has the right to be nominated to our Board (or to have a representative nominated to our Board) for up to seven years from the date of that offering.

Markus Sieger has been a Director of the Company since February 2014. Mr. Sieger holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He started his career in 1981 with Zurich Insurance Group where he specialized in information systems and organizational projects. In 1994, he joined fincoord where he built a track record of negotiating and closing complex merger and acquisition transactions and building up, strategically repositioning and reorganizing companies in both emerging and Western markets. Since 2013, Mr. Sieger is an investor and principal at Sieger & Sieger Ltd. and Consiglio AG, focusing on strategic advisory mandates and his own investments. He is a director of various companies such as Polpharma S.A., Grupa Onet.pl S.A, iscoord ag and others.  He was a director of Central European Distribution Corporation through June 2013.

We believe that Mr. Sieger’s extensive experience in strategic advisory roles and investment opportunities will make him a valuable member of our Board of Directors.  Mr. Sieger was appointed to the Board of Directors in connection with a private placement of common stock by the Company in February 2014, and has the right to be nominated to our Board (or to have a representative nominated to our Board) for up to seven years from the date of that offering.

Directors, including directors also serving the Company in another capacity and receiving separate compensation therefor, shall be entitled to receive from the Company as compensation for their services as directors such reasonable compensation as the board may from time to time determine, and shall also be entitled to reimbursements for any reasonable expenses incurred in attending meetings of directors. To date, the Board of Directors has received no compensation, and no attendance fees have been paid.

Board Committee Structure

On February 28, 2014, our Board of Directors constituted Audit, Compensation and Nominating Committees as three new standing committees. As of that date, N. Scott Fine and Jeffrey L. Tate were appointed as the members of our Audit Committee; Markus W. Sieger and C.E. Rick Strattan were appointed as the members of our Compensation Committee; and Mr. Sieger and George L. Fails were appointed as the members of our Governance Committee. Prior to February 2014, the full board (then consisting of three executive officers) fulfilled the functions of these committees.

Audit Committee Financial Expert

Our Board of Directors has not made an affirmative determination whether any of the Audit Committee's members can be deemed to be an “audit committee financial expert” within the meaning of Securities and Exchange Commission rules. Prior to the appointment of Messrs. Fine and Sieger to the Board of Directors in February 2014, the Board had concluded that none of its directors qualified as an audit committee financial expert.

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

On July 3, 2013, we issued $10,000 worth of common stock (138,889 shares) to each of Rick Strattan, Jeffrey Tate and George Fails, each of whom is an executive officer and director, as a bonus, for which Form 4s were not timely filed.  To our knowledge, based solely on review of these filings and representations from the certain reporting persons, we believe that during the year ended December 31, 2013, other than as noted above, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2012 and 2013 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name & Principal	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($) (4)	Total ($)

C.E. Rick Strattan	2013	48,000	$10,000	(1)	1,359	59,359
CEO and Chairman	2012	48,000	-		1,872	49,872

Jeffery L. Tate	2013	120,000	$10,000	(2)	4,800	134,800
Executive V.P.	2012	120,000	-		4,800	124,800

George L. Fails	2013	48,000	$10,000	(3)	1,200	59,200
President	2012	48,000	-		1,230	49,230

(1)
Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Strattan.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)
Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Tate.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(3)
Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Fails.  All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(4)
In 2013, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $1,359, $4,800 and $1,200 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.  In 2012, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $1,872, $4,800 and $1,230 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, our named executive officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

We currently have no employment agreements with our officers or employees.

Compensation of Directors

None of our directors receives any compensation for serving as such. During the fiscal year ended December 31, 2013, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 3, 2014, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 3, 2014 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. No such options or warrants are currently held by the persons in the table below. Percentage of ownership is based on 48,562,355 shares of Common Stock outstanding as of March 3, 2014.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class

C.E. Rick Strattan	25,687,647	(2)	52.9%

Jeffry L. Tate	440,972		*

George L. Fails	1,625,221		3.4%

N. Scott Fine	4,500,000		9.3%

Markus Sieger	3,500,000		7.2%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o CTD Holdings, Inc., 14120 N.W. 126th Terrace, Alachua, Florida 32615.
(2)
Includes 5,850,000 shares of Common Stock owned by TFBU, Inc. (“TFBU”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code.  Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of TFBU.

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

Total:

Note to Equity Compensation Plan Table:

In 2013, 138,889 shares of common stock were issued each to Mr. Strattan, Mr. Tate and Mr. Fails, respectively as one-time bonuses.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We have not engaged in any transactions with related parties since January 1, 2013.  For a discussion of our compensation paid to our officers and directors, see “Item 11. Executive Compensation.”

Director Independence

Our Board of Directors is comprised of five individuals, three of whom are employed by the Company. Two members, N. Scott Fine and Markus Sieger, were appointed in connection with our private placement of common stock completed in February 2014. We have not yet made an affirmative determination that any of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our Board of Directors may also make decisions of our Board of Directors more prone to legal claims or shareholder criticism than if made by a Board of Directors with a majority of independent board members.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2013 and 2012 for professional services rendered by the principal accountant, Averett Warmus Durkee, P.A. for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $35,000 and $36,000, respectively.

Audit-Related Fees

No fees were billed during either of the last two fiscal years for any assurance and related services by Averett Warmus Durkee, P.A. that are not reported under the caption “Audit Fees”.

Tax Fees

No fees were billed during either of the last two fiscal years for professional services rendered by Averett Warmus Durkee, P.A. for tax compliance, tax advice, or tax planning.

All Other Fees

No other fees were billed during either of the last two fiscal years for professional services provided by Averett Warmus Durkee, P.A.

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

10.1
Business Loan Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2013 filed November 13, 2013 (the “Third Quarter 2013 Form 10-Q”)).

10.2	Promissory Note dated July 17, 2013 in the principal amount of $578,988 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.3	Mortgage dated July 17, 2013 between Nanosonic Products, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.4
Assignment of Leases, Rents and Profits dated July 17, 2013 made by CTD Holdings, Inc. and Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.5	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.6	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.7	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.8	Promissory Note dated July 17, 2013 in the principal amount of $295,890 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.9	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.10	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

Exhibits

10.11	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.12	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.13	Promissory Note dated July 17, 2013 in the principal amount of $100,000 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.14	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.15	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.16	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.17	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN, Chief Executive Officer (principal executive, financial and accounting officer) Date: March 4, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN, Chief Executive Officer; Director (principal executive, financial and accounting officer)
Date: March 4, 2014

By:	/s/ George L. Fails
GEORGE L. FAILS Director
Date: March 4, 2014

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE Director
Date: March 4, 2014
By:	/s/ N. Scott Fine
N. SCOTT FINE
Director
Date: March 4, 2014

By:	/s/ Markus Sieger
MARKUS SIEGER
Director
Date: March 4, 2014