Form 10-Q
period 2014-03-31
CTD HOLDINGS INC
filed 2014-05-09
CIK 922247

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2014.

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

As of May 7, 2014, the Company had outstanding 52,562,355 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$872,504	$268,516
Accounts receivable, net	60,198	99,282
Inventory	259,997	241,005
Other current assets	33,212	10,056
Total current assets	1,225,911	618,859

PROPERTY AND EQUIPMENT, NET	1,648,617	1,627,254

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	65,000	120,000
Deferred costs, net	22,488	23,354
Total other assets	487,488	543,354

TOTAL ASSETS	$3,362,016	$2,789,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$149,464	$142,607
Line of credit	20,625	-
Current portion of long-term debt	56,318	56,318
Total current liabilities	226,407	198,925

LONG-TERM LIABILITIES
Long-term debt, less current portion	781,239	795,457

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 48,455,882 and 37,455,882 shares issued and outstanding, respectively	4,845	3,745
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, zero and one share issued and outstanding, respectively	-	-
Additional paid-in capital	4,384,309	3,923,049
Accumulated deficit	(2,034,784)	(2,131,709)
Total stockholders' equity	2,354,370	1,795,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,362,016	$2,789,467

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

REVENUES
Product sales	$560,325	$583,491

EXPENSES
Personnel	114,821	80,428
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	120,407	215,825
Repairs and maintenance	17,486	3,191
Professional fees	65,403	43,131
Office and other	44,058	26,150
Amortization and depreciation	37,819	35,391
Freight and shipping	2,093	2,866
	402,087	406,982

OPERATING INCOME	158,238	176,509

OTHER INCOME (EXPENSES)
Investment and other income	2,173	715
Interest expense	(8,486)	(17,146)
	(6,313)	(16,431)

INCOME BEFORE INCOME TAXES	151,925	160,078

Income taxes	55,000	40,000

NET INCOME	$96,925	$120,078

NET INCOME PER COMMON SHARE	$.00	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,466,993	36,889,535

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,925	$120,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,819	35,391
Deferred income taxes	55,000	40,000
Increase or decrease in:
Accounts receivable	39,084	(186,095)
Inventory	(18,992)	4,429
Other current assets	(23,156)	2,275
Accounts payable and accrued expenses	6,857	97,571
Total adjustments	96,612	6,429

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,537	113,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(58,316)	(833)

NET CASH USED IN INVESTING ACTIVITIES	(58,316)	(833)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(14,218)	(34,502)
Proceeds from line of credit	20,625	(3,491)
Proceeds from sale of common stock, net of direct offering costs	462,360	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	468,767	(37,993)

NET INCREASE IN CASH AND CASH EQUIVALENTS	603,988	74,823

CASH AND CASH EQUIVALENTS, beginning of period	268,516	22,839

CASH AND CASH EQUIVALENTS, end of period	$872,504	$97,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,486	$17,146

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The information presented herein as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited.

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

Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

(2) INVENTORY

Our inventory includes approximately $124,000 and $137,000 of work-in-process inventory at March 31, 2014 and December 31, 2013, respectively.

(3) DEBT

We owed $561,842 and $571,227, at March 31, 2014 and December 31, 2013, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. We refinanced our mortgage in July 2013. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3.

We owed $275,715 and $280,548 at March 31, 2014 and December 31, 2013, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations. We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2014	$56,318
2015	59,941
2016	62,411
2017	64,982
2018	67,658
Thereafter	526,247
$837,557

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(4) LINE OF CREDIT:

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75% (5.05% at March 31, 2014), due in full July 2014, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures.  The credit line is also cross collateralized with our mortgage and equipment loans.  We owed $20,625 at March 31, 2014, and there was no balance outstanding at December 31, 2013.

(5) STOCK TRANSACTIONS:

On February 19, 2014, the Company received $500,000 for the issuance of 10,000,000 shares of its common stock, less $37,640 in direct legal expenses.

In connection with the closing of the February 2014 common stock transaction, the Company’s Chief Executive Officer, C.E. Rick Strattan, converted his share of Series A Preferred Stock into 1,000,000 shares of the Company’s common stock. The share of Series A Preferred Stock was the only share of Series A Preferred Stock outstanding. Initially issued in 2004 to Mr. Strattan in exchange for the surrender of 1,029,412 shares of common stock then owned by him, the Series A Preferred Stock carried certain voting rights that entitled its holder to cast a number of votes representing a majority of the votes entitled to be cast by all of the Company’s capital stock. It was convertible by its terms into a number of shares of common stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the February 2014 transaction.

We also have warrants outstanding for 314,465 shares of common stock at an exercise price of $0.25 per share that expire in September 2015.

See Note 9 subsequent events.

(6) INCOME TAXES:

The Company reported net income for the three months ended March 31, 2014 and recorded a $55,000 tax provision and decreased its deferred tax asset. The Company reported net income for the three months ended March 31, 2013 and recorded a $40,000 tax provision and decreased its deferred tax asset.

(7) NET INCOME PER COMMON SHARE:

Net income per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(8) CONCENTRATIONS:

Sales to one major customer accounted for 74% of total sales for the three months ended March 31, 2014.  Sales to two major customers accounted for 64% of total sales for the three months ended March 31, 2013.

Substantially all 2014 and 2013 inventory purchases were from three vendors.

(9) SUBSEQUENT EVENTS:

On April 9, 2014, the Company entered into a Securities Purchase and Collaboration Agreement with Novit, L.P., a Delaware limited partnership and issued 4,000,000 shares of its common stock for proceeds to the Company, prior to expenses, of $1,000,000.

CTD HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Pursuant to the terms of the Agreement, the Company also agreed to give USP Zdrowie Sp. z o.o. (“USP”), a company organized under the laws of Poland and an affiliated entity of Novit, a “first look” for 60 days from the date of notice to USP by the Company, at any new products involving cyclodextrin technology developed or formulated by the Company for potential use by USP in its own product portfolio in certain Eastern European markets, prior to the Company marketing or selling such products in the same region for use in the over-the-counter pharmaceutical markets, and to explore other ways in which the Company’s cyclodextrin products may offer improvements to USP’s product portfolio.

The Company entered into an agreement with Scarsdale Equities, LLC (“Scarsdale”) to act as financial advisor and exclusive placement agent.  The Company will pay a fee to Scarsdale with respect to any private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of any such financing, for a period of one year from April 1, 2014.  In addition, Scarsdale will be entitled to receive warrants to purchase 6% of the securities issued as a part of such a financing, with a warrant price equal to 100% of the offering price of the securities sold. The warrants will have a seven (7) year term. In connection with the April 2014 private placement, the Company paid Scarsdale $60,000 and agreed to issue warrants to purchase 240,000 shares of common stock at an exercise price of $0.25 per share, expiring April 2021.  N. Scott Fine, a director of the Company, is a principal at Scarsdale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2013.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990.  Substantially all of our revenues are derived from the resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us. Our sales are primarily to chemical supply houses around the world, pharmaceutical companies, food companies for research and development and to diagnostics companies. We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan; Hangzhou Pharma and Chem Co. (China); and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about CDs available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We also have four large customers (each of whom historically has purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year.

Pulse Drying Services

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We currently offer the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins and (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component. We are currently qualifying suppliers of cyclodextrin raw materials to expand our services to include production of ultrapure cyclodextrin products using proprietary purification technology developed in-house and our pulse dryer to convert liquid into dry powdered products. Our NanoSonic Products, Inc. division will be the manufacturer of record for our ultrapure grades of cyclodextrins. Customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. We will continue to work on developing commercial-scale business opportunities for Aquaplex® water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible. We completed one toll drying contract in the first quarter of 2012. Currently, we do not have any toll drying orders outstanding.

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $875,000 for 2013 from $263,000 for 2012. We expect our 2014 annual sales of this drug product to exceed our 2013 annual sales.  Sales for the three months ended March 31, 2014, were $418,125.

We produce our Trappsol® Cyclo™ in a liquid form using a contract manufacturer.  This product currently has a six month stability claim and we are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000. Once we acquire a third batch of this product, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our unit cost.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Cyclo™  product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We are completing the manufacture of 500 vials each of our two best selling research grade Trappsol® products in liquid form.

For the foreseeable future sterile liquid products, including our Trappsol® Cyclo™ product, will be manufactured at Contract Manufacturing Organizations (CMO’s) that have this specialty manufacturing technology in place. The work will be done using our raw materials. Standard Operation Procedures for the manufacturing will be approved by us.

Future Initiatives for Business and Product Development

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is completed. Suppliers of suitable raw materials for these operations are being evaluated and will be qualified for contract supply.

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

Liquidity and Capital Resources

Our cash increased to $873,000 as of March 31, 2014, compared to $269,000 as of December 31, 2013. Our working capital was $1,000,000 as of March 31, 2014, compared to $420,000 at December 31, 2013. Our cash flows from operations for the first three months of 2014 were $194,000 compared to $114,000 for the same period in 2013. These increases are due to strong sales and $462,000 in additional capital net of direct offering costs in the first quarter of 2014. We received an additional $940,000 in capital net of direct offering costs in April 2014.

On February 19, 2014, we received $500,000 and issued 10,000,000 shares of our common stock in a private placement. We plan to use these proceeds for business development purposes, including the expansion of our e-commerce sales; production of ultra-pure cyclodextrin derivatives for the research, cosmetic, and medical industries; and preparing the Drug Master File for the Trappsol(R) Cyclo(TM) orphan drug.

On April 9, 2014, the Company entered into a Securities Purchase and Collaboration Agreement with Novit, L.P., a Delaware limited partnership, to issue 4,000,000 shares of common stock, for proceeds to the Company, prior to expenses, of $1,000,000.

We are completing our solar thermal hot water system at a cost of $90,000 and dry air intake conditioning system for our dryer at a cost of $50,000. Both of these projects are expected to be completed in 2014.

In 2012, we began to sell our liquid form of Trappsol® Cyclo™.  We believe this product provides patients with a more easily usable and thereby more economical form of our Cyclo™ product.  We maintain a larger inventory of THPB based on our estimate of future industry purchase trends and recent product inquiries from our larger customers.  This product has a three week or more lead time to acquire from our regular foreign suppliers in bulk quantities. Because we maintain a larger inventory of these products in stock, we have an increased opportunity to fill any large orders we may receive. Due to increased shipping costs, it is also less costly to buy and ship larger quantities from our suppliers. If these large orders do not materialize, we believe we can sell this product in the normal course of business.

We maintain a $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75%. We owed $20,625 on this line of credit as of March 31, 2014.  There was no balance outstanding at December 31, 2013.

Our High Springs property is being held for eventual sale. The buildings are currently under short term leases and are being used for storage. Proceeds from the leases cover site maintenance, utilities and real estate taxes.

We have no off-balance sheet arrangements at March 31, 2014.

Results of Operations

We reported net income after income taxes of $97,000 for the three months ended March 31, 2014, compared to net income after taxes of $120,000 for the three months ended March 31, 2013.

Total product sales for the three month period ended March 31, 2014 decreased 4% to $560,000 compared to $583,000 for the same period in 2013. Substantially all of our product sales consisted of Trappsol® products for these periods.

Our change in the mix of our product sales for the three months ended March 31, 2014 and 2013 follows:

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 21%, to $120,000 from $152,000 for the three months ended March 31, 2014 and 2013, respectively.  This decrease is due to timing of orders by our customers. We have experienced steady interest in this product and expect our 2014 annual sales to exceed our 2013 annual sales.

Trappsol ® Cyclo™
Our sales of Trappsol® Cyclo™ increased by 97%, to $418,000 from $213,000 for the three months ended March 31, 2014 and 2013, respectively.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $418,000 (100% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2014, compared to $198,000 (93% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2013 .  Our annual 2013 sales to this customer were $835,000 (95% of total 2013 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.  We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients.  In the second quarter of 2014, we expect to begin an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products
Our sales of other Trappsol® products decreased by 93%, to $15,000 from $215,000 for the three months ended March 31, 2014 and 2013, respectively.  This decrease was due primarily to a large sale to one customer totaling $140,000 for the three months ended March 31, 2013.  We expect 2014 annual sales of these products to be consistent with 2013 annual sales.

Aquaplex®
Our sales of Aquaplex® were $4,000 for the three months ended March 31, 2014 compared to no sales for the three months ended March 31, 2013. Our pattern of sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2014, we had one major customer account for 74% of our sales. During the three months ended March 31, 2013, we had two major customers account for 64% of our sales; the largest accounted for 34% of sales.  Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We believe that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2014 decreased 44% to $120,000 from $216,000 for the same period in 2013. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 21% for the three months ended March 31, 2014 compared to 37% for the three months ended March 31, 2013.  This change is the result of the product mix and certain large orders.

Personnel expenses increased by 43%, to $115,000 for the three months ended March 31, 2014 from $80,000 for the three months ended March 31, 2013.  We reduced our payroll during mid-2012, but began increasing personnel during 2013 as the result of our expansion and capital improvement projects.  We expect personnel costs to increase in 2014 as the result of increasing our operation time of the pulse dryer and the addition of sales personnel.

Repairs and maintenance expenses increased to $17,000 for the three months ended March 31, 2014 from $3,000 for 2013. The increase is due to our preparing the dryer for production in 2014 and modifying the system for the installation of our ultra pure filtration system expected to be completed by the end of the second quarter of 2014. We expect our 2014 repairs and maintenance costs to increase with the expected increased operation of the dryer.

Professional fees increased 52% to $65,000 for the three months ended March 31, 2014, compared to $43,000 for the three months ended March 31, 2013. This increase is due to legal and accounting expenses related to increased corporate financial and operational activities during the first quarter of 2014.  We expect our normal recurring professional fees for 2014 to be comparable to 2013 amounts.  However, professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 68% to $44,000 for the three months ended March 31, 2014 compared to $26,000 for the three months ended March 31, 2013.  This increase is due primarily to increased property taxes, insurance and utilities for our pulse dryer, and the addition of a directors and officers insurance policy.  We expect to increase sales, marketing, travel and other general expenses to create a sales and marketing department, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased to $38,000 for the three months ended March 31, 2014, compared to $35,000 for the three months ended March 31, 2013. The increase is due to continued capital improvements to our spray dryer and facility in 2013 and 2014. We expect our depreciation expense for 2014 will increase compared to our 2013 expense.

Freight and shipping was comparable at $2,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Interest expense decreased to $8,000 for the three months ended March 31, 2014, compared to $17,000 for the three months ended March 31, 2013.  This decrease is due to our refinancing all of our debt in July 2013, resulting in lower interest rates. We expect our interest expense to continue at this level for the remainder of 2014.

We recognized a $55,000 provision for income taxes for the three months ended March 31, 2014, compared to $40,000 for the three months ended March 31, 2013.  We have a net tax loss carryforward sufficient to offset our expected 2014 income tax liability.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2013.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 2.  Unregistered Sales of Equity Securities.

On February 19, 2014, we issued 10,000,000 shares of our common stock in a private placement to a limited number of accredited investors, at a purchase price of $0.05 per share, for aggregate proceeds of $500,000. In connection with the closing of the private placement, our Chief Executive Officer, C.E. Rick Strattan, converted his sole share of Series A Preferred Stock, par value $0.0001 per share, into one million shares of our common stock, pursuant to a conversion agreement between Mr. Strattan and us. The share of Series A Preferred Stock surrendered by Mr. Strattan for cancellation under the conversion agreement was the only share of Series A Preferred Stock outstanding, and had been originally issued to Mr. Strattan in 2004 in exchange for the issuance of 1,029,412 shares of our common stock.  The shares of common stock issued in the private placement and under the conversion agreement were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the private placement exemption in section 4(a)(2) of such Act and/or the provisions of Regulation D promulgated thereunder, and/or (in the case of the conversion shares) section 3(a)(9) of such Act.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1
Securities Purchase Agreement dated as of February 19, 2014 between and among CTD Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 20, 2014).

10.2
Conversion Agreement dated as of February 19, 2014, between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 20, 2014).

10.3
Voting Commitment Letter dated as of February 19, 2014, between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 20, 2014).

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: May 9, 2014	By:	/s/ C.E. Rick Strattan
C.E. Rick Strattan
Chief Executive Officer
(principal executive, financial and accounting officer)