Form 10-Q
period 2014-06-30
CTD HOLDINGS INC
filed 2014-08-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2014.

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

As of August 12, 2014, the Company had outstanding 54,387,355 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,491,289	$268,516
Accounts receivable, net	39,647	99,282
Inventory	278,207	241,005
Other current assets	30,472	10,056
Total current assets	1,839,615	618,859

PROPERTY AND EQUIPMENT, NET	1,654,755	1,627,254

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	135,000	120,000
Deferred costs, net	21,621	23,354
Total other assets	556,621	543,354

TOTAL ASSETS	$4,050,991	$2,789,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,676	$142,607
Current portion of long-term debt	56,318	56,318
Total current liabilities	140,994	198,925

LONG-TERM LIABILITIES
Long-term debt, less current portion	767,061	795,457

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 52,455,882 and 37,455,882 shares issued and outstanding, respectively	5,245	3,745
Preferred stock, par value $.0001 per share,5,000,000 shares authorized; Series A, 0 and 1 share issued and outstanding	—	—
Additional paid-in capital	5,323,909	3,923,049
Accumulated deficit	(2,186,218)	(2,131,709)
Total stockholders' equity	3,142,936	1,795,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,050,991	$2,789,467

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES
Product sales	$173,584	$708,322	$733,909	$1,291,813

EXPENSES
Personnel	122,568	78,862	237,389	159,290
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	22,962	145,504	94,850	361,329
Research and development	30,614	—	79,133	—
Repairs and maintenance	20,731	10,038	38,217	13,229
Professional fees	77,586	44,564	142,989	87,695
Office and other	69,771	23,484	113,829	49,634
Amortization and depreciation	38,482	35,391	76,301	70,782
Freight and shipping	3,803	1,837	5,896	4,703
	386,517	339,680	788,604	746,662

OPERATING INCOME (LOSS)	(212,933)	369,642	(54,695)	545,151

OTHER INCOME (EXPENSE)
Investment and other income	230	270	2,403	985
Interest expense	(8,731)	(15,211)	(17,217)	(32,357)
	(8,501)	(14,941)	(14,814)	(31,372)

INCOME (LOSS) BEFORE INCOME TAXES	(221,434)	353,701	(69,509)	513,779

Income tax benefit (expense)	70,000	(90,000)	15,000	(130,000)

NET INCOME (LOSS)	$(151,434)	$263,701	$(54,509)	$383,779

NET INCOME (LOSS) PER COMMON SHARE	$(.00)	$.01	$(.00)	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,055,882	36,889,535	47,261,438	36,889,535

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(54,509)	$383,779

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	76,301	70,782
Deferred income taxes	(15,000)	130,000
Increase or decrease in:
Accounts receivable	59,635	(105,439)
Inventory	(37,202)	90,141
Other current assets	(20,416)	901
Accounts payable and accrued expenses	(57,931)	28,462
Total adjustments	5,387	214,847

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49,122)	598,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(102,069)	(1,127)

NET CASH USED IN INVESTING ACTIVITIES	(102,069)	(1,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan costs	—	(9,498)
Principal payments on notes payable	(28,396)	(70,845)
Payments on line of credit	—	(7,513)
Proceeds from sale of common stock	1,402,360	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,373,964	(87,856)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,222,773	509,643

CASH AND CASH EQUIVALENTS, beginning of period	268,516	22,839

CASH AND CASH EQUIVALENTS, end of period	$1,491,289	$532,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,217	$32,357

Cash paid for income taxes	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented herein as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited.

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

Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

(2) INVENTORY

Our inventory includes $72,000 and $137,000 of work-in-process inventory at June 30, 2014 and December 31, 2013, respectively.

(3) LONG-TERM DEBT

We owed $561,636 and $571,227, at June 30, 2014 and December 31, 2013, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. We refinanced our mortgage in July 2013. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt, measured annually, to not be less than 1.3.

We owed $261,743 and $280,548 at June 30, 2014 and December 31, 2013, respectively, under an equipment loan related to the installation of our pulse dryer and related building renovations. We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2014	$56,318
2015	59,941
2016	62,411
2017	64,982
2018	67,658
Thereafter	512,069
$823,379

(4) LINE OF CREDIT

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75% (5.05% at June 30, 2014), due in full July 2015, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures. The credit line is also cross collateralized with our mortgage and equipment loans. There was no balance outstanding at June 30, 2014 and December 31, 2013, respectively.

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

On April 9, 2014, the Company entered into a Securities Purchase and Collaboration Agreement with Novit, L.P., a Delaware limited partnership and an investment arm of U.S. Pharmacia, and issued 4,000,000 shares of its common stock to Novit for gross proceeds to the Company of $1,000,000.

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

The Company entered into an agreement with Scarsdale Equities, LLC (“Scarsdale”) to act as financial advisor and exclusive placement agent. The Company will pay a fee to Scarsdale with respect to any private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of any such financing, for a period of one year from April 1, 2014. In addition, Scarsdale will be entitled to receive warrants to purchase 6% of the securities issued as a part of such a financing, with a warrant price equal to 100% of the offering price of the securities sold. The warrants will have a seven (7) year term. N. Scott Fine, a director of the Company, is a principal at Scarsdale. In connection with the April 9, 2014 equity financing, the Company paid $60,000 and issued warrants for 240,000 shares of common stock at an exercise price of $0.25 per share expiring April 2021 to Scarsdale.

The Company also has warrants outstanding for 314,465 shares of common stock at an exercise price of $0.25 per share that expire in September 2015.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2014, recorded an income tax benefit, and increased its deferred tax asset by $70,000 and $15,000, respectively. No change was made in the valuation allowance based on management’s expectation of future taxable income which may not exceed its current deferred tax asset.

The Company reported net income for the three and six months ended June 30, 2013 and recorded a $90,000 and $130,000 income tax provision, respectively, which decreased our deferred tax asset.

(7) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(8) CONCENTRATIONS:

Sales to two major customers accounted for 75% of gross sales for the six months ended June 30, 2014. Sales to two major customers accounted for 71% of gross sales for the six months ended June 30, 2013.

(9) SUBSEQUENT EVENTS:

On July 21, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P. The Company issued 1,725,000 shares of common stock and received gross proceeds of $1,725,000 prior to commissions and expenses. The Company paid $103,500 and issued warrants for 103,500 shares of common stock with an exercise price of $1.00 per share expiring July 2021 to Scarsdale in connection with the offering.

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

Introduction

CTD Holdings, Inc. (referred to as the "Company," "CTD" or in the first person plural notations of "we," "us," and "our") began operations in 1990.  Our revenues are derived from the sale of our orphan drug product Trappsol® Cyclo™, and resale of cyclodextrins and cyclodextrin complexes manufactured by third parties for us. Due to the success of our Trappsol® Cyclo™ product, we are now developing additional biopharmaceutical products using cyclodextrins.

Biopharmaceutical Products and Development

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patients’ treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $875,000 for 2013 from $263,000 for 2012. We expect our 2014 annual sales of this drug product to exceed our 2013 annual sales. Sales for the three months and six months ended June 30, 2014, were $43,000, and $461,000, respectively.

We produce our Trappsol® Cyclo™ in a liquid form using a contract manufacturer. This product currently has a six month stability claim and we are implementing an accelerated study to support a twenty-four month stability claim expected to cost $64,000. Once we complete three validation batches of this product, and we assemble the validation data, we plan to increase the quantity of future batches to reduce our unit cost.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Cyclo™ product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We completed the manufacture of 250 vials of our best-selling research grade Trappsol® products in liquid form to test market acceptance.

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

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We are also conducting the validation of manufacturing batches that will be used in on-going stability studies and for the filing of a Drug Master File with U.S. FDA. We are also planning for clinical trials in Europe.

Our representatives traveled to Asia in 2014 to meet with suppliers of large quantities of the required raw materials.

Resale of Cyclodextrin and Cyclodextrin Complexes

Our sales of cyclodextrins and cyclodextrin complexes are primarily to chemical supply houses around the world, to pharmaceutical companies, to food companies for research and development and to diagnostics companies.

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

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We also have four large customers (each of whom has historically purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our potentially significant revenue volatility from quarter to quarter and year to year.

We are also investigating the establishment of a Foreign Trade Zone at our Alachua site that would be sponsored by the Port of Jacksonville, FL. A Foreign Trade Zone may have the benefit of reducing tariff costs when importing and converting large quantities of cyclodextrin raw materials from Asia. We can give no assurance that these efforts will be successful.

Pulse Drying Operations

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We currently offer the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins, (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component and (iv) drying in-house complexed raw materials to support our Aquaplex line of API/Cyclodextrin complexes. We intend to use our pulse dryer and a proprietary purification technology to develop our ultrapure cyclodextrin material. We have two prospective clients for this material already and additional customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We are planning our first commercial-scale run of an Aquaplex(R) water soluble complex and continue to develop other business opportunities for the Aquaplex® brand for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible. We completed one toll drying contract in the first quarter of 2012. Currently, we do not have any toll drying orders outstanding.

In December 2013, our updated eCommerce web site and online catalog of cyclodextrin research fine chemicals was completed for our CTD, Inc. division. This site has been a consistent source of sales and customer contact and will be improved for sales functionality, site security, and SEO parameters.

Liquidity and Capital Resources

Our cash increased to $1,491,000 as of June 30, 2014, compared to $269,000 as of December 31, 2013. Our working capital was $1,699,000 as of June 30, 2014, compared to $420,000 at December 31, 2013. Our cash flows from operations for the first six months of 2014 were $(49,000) compared to $599,000 for the same period in 2013. Our increase in cash and working capital is due to additional capital from the issuance of common stock. The decrease in cash flow from operations is due primarily to our net loss.

On February 19, 2014, we received gross proceeds of $500,000, prior to expenses, and issued 10,000,000 shares of our common stock in a private placement.

On April 9, 2014, the Company entered into a Securities Purchase and Collaboration Agreement with Novit, L.P., a Delaware limited partnership and an investment arm of U.S. Pharmacia, to issue 4,000,000 shares of common stock, for gross proceeds of $1,000,000 prior to commissions and expenses.

On July 22, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P.. The Company issued 1,725,000 shares of common stock and received gross proceeds of $1,725,000 prior to commissions and expenses.

We plan to use these proceeds for business development purposes, including the expansion of our e-commerce sales; production of ultra-pure cyclodextrin derivatives for the research, cosmetic, and medical industries; and for development of the Trappsol® Cyclo™ orphan drug, including submission of a Drug Master File with the U.S. Food and Drug Administration, planning for clinical trials in Europe and other developmental work; as well as for general corporate purposes.

We have completed our solar thermal hot water system at a cost of $92,000 and dry air intake conditioning system for our dryer at a cost of $42,000 during the first half of 2014. The Company is conducting due diligence and business analysis on a construction project for a new sales and training center, with an estimated construction cost of approximately $900,000. If constructed, this new building would be used for increased office and meeting space, and a GMP conditioned space warehousing facility for the storage and distribution of bulk cyclodextrins.

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

We maintain a $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75%. There was no balance outstanding at June 30, 2014 and December 31, 2013, respectively.

Our High Springs property is currently classified as available for sale.

We have no off-balance sheet arrangements at June 30, 2014.

Results of Operations - Three and Six Months Ended June 30, 2014 Compared to 2013

We reported a net loss of $(151,000) and $(55,000) for the three and six months ended June 30, 2014, respectively, compared to net income of $264,000 and $384,000 for the three and six months ended June 30, 2013, respectively.

Total product sales for the three month period ended June 30, 2014 decreased 75% to $174,000 compared to $708,000 for the same period in 2013. Total product sales for the six month period ended June 30, 2014 decreased 43% to $734,000 compared to $1,292,000 for the same period in 2013. This decrease is due primarily to an overall decrease in sales of all products. Substantially all of our product sales consisted of Trappsol® products for these periods.

Our change in the mix of our product sales for the three and six months ended June 30, 2014 and 2013 follows:

Trappsol® HPB

Our sales of Trappsol® HPB decreased 12%, to $109,000 from $124,000 for the three months ended June 30, 2014 and 2013, respectively. Our sales of Trappsol® HPB decreased by 23%, to $231,000 from $298,000 for the six months ended June 30, 2014 and 2013, respectively. We have experienced steady interest in this product and expect our 2014 annual sales to exceed our 2013 annual sales.

Trappsol ® Cyclo™

Our sales of Trappsol® Cyclo™ decreased 92%, to $43,000 from $563,000 for the three months ended June 30, 2014 and 2013, respectively. Our sales of Trappsol® Cyclo™ decreased 41%, to $461,000 from $776,000 for the six months ended June 30, 2014 and 2013, respectively.  Substantially all of our current Trappsol® Cyclo™ sales are to a distributor who exports to South America. Our annual 2013 sales to this customer were $835,000. This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the second quarter of 2014, we began an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products

Our sales of other Trappsol® products decreased by 15%, to $15,000 from $17,000 for the three months ended June 30, 2014 and 2013, respectively. Our sales of other Trappsol® products decreased by 87%, to $29,000 from $214,000 for the six months ended June 30, 2014 and 2013, respectively. We expect 2014 annual sales of these products to be consistent with 2013 annual sales.

Aquaplex®

Our sales of Aquaplex® increased to $5,000 from $4,000 for the three months ended June 30, 2014 and 2013, respectively. Our sales of Aquaplex® increased to $10,000 from $5,000 for the six months ended June 30, 2014 and 2013, respectively. Our pattern of sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2014, our three largest customers accounted for 82% of our sales; the largest accounted for 62% of sales. During the six months ended June 30, 2013, our three largest customers accounted for 77% of our sales; the largest accounted for 58% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large orders that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We believe that our annual sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for the three months ended June 30, 2014 compared to 21% for the three months ended June 30, 2013. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for the six months ended June 30, 2014 compared to 28% for the six months ended June 30, 2013. This change is the result of the product mix and certain large orders.

Research and development expenses were $31,000 and $79,000 for the three and six months ended June 30, 2014, respectively. We have not financially sponsored research and development activities prior to 2014. We expect research and development costs to increase in 2014 as part of our product development plan.

Personnel expenses increased 55% to $123,000 for the three months ended June 30, 2014 from $79,000 for the three months ended June 30, 2013. Personnel expenses increased 49% to $237,000 for the six months ended June 30, 2014 from $159,000 for the six months ended June 30, 2013. We expect personnel costs to increase in 2014 as the result of increasing our operation time of the pulse dryer and the addition of sales personnel.

Repairs and maintenance expenses increased to $21,000 for the three months ended June 30, 2014 from $10,000 for 2013. Repairs and maintenance expenses increased to $38,000 for the six months ended June 30, 2014 from $13,000 for 2013. The increase is due to our preparing the dryer for production and modifying the system for the installation of a HEPA filtration and air dryer system, which was completed in May 2014. We expect our 2014 repairs and maintenance costs to increase with the increased operation of the dryer.

Professional fees increased 74% to $78,000 for the three months ended June 30, 2014, compared to $45,000 for the three months ended June 30, 2013.  Professional fees increased 63% to $143,000 for the six months ended June 30, 2014, compared to $88,000 for the six months ended June 30, 2013.  This increase is due to the legal costs of capital raising activities in 2014. We expect our normal recurring professional fees for 2014 to be comparable to 2013 amounts. However, professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 197% to $70,000 for the three months ended June 30, 2014 compared to $23,000 for the three months ended June 30, 2013.  Office and other expenses increased 129% to $114,000 for the six months ended June 30, 2014 compared to $50,000 for the six months ended June 30, 2013.  This increase is due primarily to increased consulting, property taxes, insurance and utilities for our pulse dryer, as well as capital raising activities. We expect to increase sales, marketing, travel and other general expenses to create a sales and marketing department, add independent sales representatives, and attend various industry trade shows to promote our new pulse drying capabilities and new products.

Amortization and depreciation increased 9% to $38,000 for the three months ended June 30, 2014, compared to $35,000 for the three months ended June 30, 2013. Amortization and depreciation increased 8% to $76,000 for the six months ended June 30, 2014, compared to $71,000 for the six months ended June 30, 2013. The increase is due to continued capital improvements to our spray dryer and facility. We expect our depreciation expense for 2014 will increase from our 2013 expense.

Freight and shipping increased to $4,000 for the three months ended June 30, 2014 compared to $2,000 for the three months ended June 30, 2013. Freight and shipping increased to $6,000 for the six months ended June 30, 2014 compared to $5,000 for the six months ended June 30, 2013. Freight and shipping is dependent on frequency and quantity of products ordered for inventory and frequency of sales. We have also experienced volatility in overall shipping costs due to changes in related energy costs and overall demand for shipping services.

Interest expense decreased 43% to $9,000 for the three months ended June 30, 2014, compared to $15,000 for the three months ended June 30, 2013.  Interest expense decreased 47% to $17,000 for the six months ended June 30, 2014 compared to $32,000 for the six months ended June 30, 2013. This decrease is due to our refinancing all of our debt in July 2013, resulting in lower interest rates and expense. We expect our interest expense to be constant for the remainder of 2014.

We recorded an income tax benefit of $70,000 compared to an expense of $(90,000) for the three months ended June 30, 2014, and 2013, respectively.  We recorded an income tax benefit of $15,000 compared to an expense of $(130,000) for the six months ended June 30, 2014 and 2013. We have unused net operating loss carryforwards totaling approximately $882,000 at December 31, 2013 that may be applied against 2014 and future taxable income.

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

10.1

Securities Purchase Agreement dated as of April 9, 2014 between and among CTD Holdings, Inc. and Novit, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2014).

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

CTD HOLDINGS, INC.

Date: August 14, 2014	/s/ Jeffrey L. Tate
Jeffrey L.Tate
Chief Executive Officer
(principal executive, financial and accounting officer)

