Form 10-Q
period 2014-09-30
CTD HOLDINGS INC
filed 2014-11-14
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2014.

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

As of November 10, 2014, the Company had outstanding 54,487,355 shares of its common stock.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,743,569	$268,516
Accounts receivable, net	172,778	99,282
Inventory	428,951	241,005
Other current assets	33,934	10,056
Total current assets	3,379,232	618,859

PROPERTY AND EQUIPMENT, NET	1,648,264	1,627,254

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	120,000	120,000
Deferred costs, net	70,755	23,354
Total other assets	590,755	543,354

TOTAL ASSETS	$5,618,251	$2,789,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,268	$142,607
Current portion of long-term debt	59,941	56,318
Total current liabilities	259,209	198,925

LONG-TERM LIABILITIES
Long-term debt, less current portion	749,114	795,457

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 54,280,882 and 37,455,882 shares issued and outstanding, respectively	5,428	3,745
Preferred stock, par value $.0001 per share,5,000,000 shares authorized; Series A, 0 and 1 share issued and outstanding	-	-
Additional paid-in capital	7,011,625	3,923,049
Accumulated deficit	(2,407,125)	(2,131,709)
Total stockholders' equity	4,609,928	1,795,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,618,251	$2,789,467

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES
Product sales	$387,500	$167,288	$1,121,409	$1,459,101

EXPENSES
Personnel	258,134	123,538	495,523	282,828
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	46,351	29,091	141,201	390,420
Research and development	15,000	-	94,133	-
Repairs and maintenance	22,852	6,977	61,069	20,206
Professional fees	109,466	32,962	268,055	120,657
Office and other	90,623	35,151	188,852	84,785
Amortization and depreciation	40,772	40,960	117,073	111,742
Freight and shipping	1,972	1,623	7,868	6,326
	585,170	270,302	1,373,774	1,016,964

OPERATING INCOME (LOSS)	(197,670)	(103,014)	(252,365)	442,137

OTHER INCOME (EXPENSE)
Investment and other income	107	900	2,510	1,885
Interest expense	(8,344)	(12,396)	(25,561)	(44,753)
	(8,237)	(11,496)	(23,051)	(42,868)

INCOME (LOSS) BEFORE INCOME TAXES	(205,907)	(114,510)	(275,416)	399,269

Income tax benefit (expense)	15,000	20,000	-	(110,000)

NET INCOME (LOSS)	$(220,907)	$(94,510)	$(275,416)	$289,269

NET INCOME (LOSS) PER COMMON SHARE	$(.00)	$(.00)	$(.01)	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,824,771	37,441,316	49,449,215	37,073,462

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(275,416)	$289,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,073	111,743
Deferred income taxes	-	110,000
Stock compensation to employees	66,400	40,000
Increase or decrease in:
Accounts receivable	(73,496)	49,302
Inventory	(187,946)	103,777
Other current assets	(23,878)	5,767
Accounts payable and accrued expenses	56,661	(23,885)
Total adjustments	(45,186)	396,704

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(320,602)	685,973

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(135,484)	(65,344)

NET CASH USED IN INVESTING ACTIVITIES	(135,484)	(65,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,023,859	-
Principal payments on notes payable	(42,720)	(25,812)
Retainer for financial advisor	(50,000)	-
Loan costs	-	(21,656)
Payments on line of credit	-	(56,070)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,931,139	(103,538)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,475,053	517,091

CASH AND CASH EQUIVALENTS, beginning of period	268,516	22,839

CASH AND CASH EQUIVALENTS, end of period	$2,743,569	$539,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,561	$44,753

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information presented herein as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

(2) INVENTORY

Our inventory includes $156,000 and $137,000 of work-in-process inventory at September 30, 2014 and December 31, 2013, respectively.

(3) LONG-TERM DEBT

We owed $556,830 and $571,227, at September 30, 2014 and December 31, 2013, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. We refinanced our mortgage in July 2013. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3. The loan covenant is measured annually.

We owed $252,225 and $280,548 at September 30, 2014 and December 31, 2013, respectively, under an equipment loan related to the installation of our pulse dryer and related building renovations. We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

Long-term debt obligations for the next five years and thereafter are as follows:

Year Ending December 31,	Year
2015	$59,941
2016	62,411
2017	64,982
2018	67,658
2019	70,735
Thereafter	483,328
$809,055

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(4) LINE OF CREDIT

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75% (5.05% at September 30, 2014), due in full July 2015, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures. The credit line is also cross collateralized with our mortgage and equipment loans. There was no balance outstanding at September 30, 2014 and December 31, 2013, respectively.

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

On July 22, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P. The Company issued 1,725,000 shares of common stock and received gross proceeds of $1,725,000. The Company paid $103,500 and issued warrants for 103,500 shares of common stock at $1.00 per share expiring July 2021 to Scarsdale in connection with the offering.

In August 2014, the Company granted 100,000 shares of common stock to Jeff Tate (our President). The common stock was valued at 80% of the closing price of our stock on July 31, 2014. The Company expensed $66,400 for the three and nine months ended September 30, 2014. In July 2013, we granted 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer at the time), Jeff Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (Director of Operations at our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.  The Company expensed $40,000 for the three and nine months ended September 30, 2013.

At September 30, 2014, the Company also has other common stock warrants outstanding for 314,465 shares of common stock at an exercise price of $0.25 per share that expire in September 2015.

In September 2013, we issued 10,791 shares of common stock to a construction subcontractor for work performed.  The shares were valued at $1,500 based upon the closing price on August 23, 2013.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2014, but did not record an income tax benefit. We reduced our valuation allowance by $21,000 during the three months ended September 30, 2014 based on management’s expectation of future taxable income.

The Company reported a net loss for the three months ended September 30, 2013 and recorded a $20,000 income tax benefit, which increased our deferred tax asset. For the nine months ended September 30, 2013, the Company reported net income and recorded a $110,000 income tax provision, which decreased our deferred tax asset.

(7) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(8) CONCENTRATIONS:

Sales to two major customers accounted for 64% of gross sales for the nine months ended September 30, 2014. Sales to two major customers accounted for 66% of gross sales for the nine months ended September 30, 2013.

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

Biopharmaceutical Products and Development

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patients’ treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $875,000 for 2013 from $263,000 for 2012. Sales for the three months and nine months ended September 30, 2014, were $106,000, and $567,000, respectively.

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

Our representatives traveled to Asia in 2014 to meet with and qualify suppliers of large quantities of the required raw materials.

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

Pulse Drying Operations

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture CD complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We currently offer the following pulse drying services: (i) drying customer supplied material that includes cyclodextrins, (ii) drying customer supplied material that does not include cyclodextrins and, (iii) drying customer supplied active ingredients in which we will provide cyclodextrins as an added component and (iv) drying in-house complexed raw materials to support our Aquaplex line of API/Cyclodextrin complexes. We intend to use our pulse dryer and a proprietary purification technology to develop our ultrapure cyclodextrin material. We have prospective clients for this material and potential additional customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We continue to develop new business opportunities for the Aquaplex® brand of water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible. We completed one toll drying contract in the first quarter of 2012. Currently, we do not have any toll drying orders outstanding.

In December 2013, our updated eCommerce web site and online catalog of cyclodextrin research fine chemicals was completed for our CTD, Inc. division. This site has been a consistent source of sales and customer contact and will be improved for sales functionality, site security, and SEO parameters.

Liquidity and Capital Resources

Our cash increased to $2,744,000 as of September 30, 2014, compared to $269,000 as of December 31, 2013. Our working capital was $3,120,000 as of September 30, 2014, compared to $420,000 at December 31, 2013. Our cash flows from operations for the first nine months of 2014 were $(321,000) compared to $686,000 for the same period in 2013. Our increase in cash and working capital is due to additional capital from the issuance of common stock. The decrease in cash flow from operations is due primarily to our net loss.

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

During 2014 to date, we have completed our solar thermal hot water system at a cost of $92,000, dry air intake conditioning system for our dryer at a cost of $42,000, and a corporate boardroom at a cost of $26,000. The Company is conducting due diligence and business analysis on a construction project for a new sales and training center, with an estimated construction cost of approximately $900,000. If constructed, this new building would be used for increased office and meeting space, and a GMP conditioned space warehousing facility for the storage and distribution of bulk cyclodextrins.

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

We maintain a $100,000 line of credit, with interest due monthly at prime plus 1.8%, with a minimum rate of 4.75%. There was no balance outstanding at September 30, 2014 and December 31, 2013, respectively.

Our High Springs property is currently classified as available for sale.

We have no off-balance sheet arrangements at September 30, 2014.

Results of Operations - Three and Nine Months Ended September 30, 2014 Compared to 2013

We reported a net loss of $(221,000) and $(275,000) for the three and nine months ended September 30, 2014, respectively, compared to a net loss of $(95,000) for the three months ended September 30, 2013, and net income of $289,000 for the nine months ended September 30, 2013.

Total product sales for the three month period ended September 30, 2014 increased 132% to $388,000 compared to $167,000 for the same period in 2013. Total product sales for the nine month period ended September 30, 2014 decreased 23% to $1,121,000 compared to $1,459,000 for the same period in 2013. This decrease is due primarily to an overall decrease in sales of all products. Substantially all of our product sales consisted of Trappsol® products for these periods.

Our change in the mix of our product sales for the three and nine months ended September 30, 2014 and 2013 follows:

Trappsol® HPB

Our sales of Trappsol® HPB increased 155%, to $324,000 from $127,000 for the three months ended September 30, 2014 and 2013, respectively. Our sales of Trappsol® HPB decreased 15%, to $1,016,000 from $1,201,000 for the nine months ended September 30, 2014 and 2013, respectively.

Trappsol ® Cyclo™

Our sales of Trappsol® Cyclo™ increased 87%, to $106,000 from $57,000 for the three months ended September 30, 2014 and 2013, respectively. Our sales of Trappsol® Cyclo™ decreased 32%, to $567,000 from $833,000 for the nine months ended September 30, 2014 and 2013, respectively.  Substantially all of our current Trappsol® Cyclo™ sales are to a distributor who exports to South America. Our annual 2013 sales to this customer were $835,000. This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the second quarter of 2014, we began an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® other products

Our sales of other Trappsol® products increased by 6%, to $40,000 from $38,000 for the three months ended September 30, 2014 and 2013, respectively. Our sales of other Trappsol® products decreased by 72%, to $69,000 from $243,000 for the nine months ended September 30, 2014 and 2013, respectively.

Aquaplex®

Our sales of Aquaplex® increased to $22,000 from $0 for the three months ended September 30, 2014 and 2013, respectively. Our sales of Aquaplex® increased to $31,000 from $5,000 for the nine months ended September 30, 2014 and 2013, respectively. Our pattern of sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2014, our three largest customers accounted for 72% of our sales; the largest accounted for 53% of sales. During the nine months ended September 30, 2013, our three largest customers accounted for 72% of our sales; the largest accounted for 54% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large orders that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We have added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% for the three months ended September 30, 2014 compared to 17% for the three months ended September 30, 2013. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for the nine months ended September 30, 2014 compared to 27% for the nine months ended September 30, 2013. This change is the result of the product mix and certain large orders.

Research and development expenses were $15,000 and $94,000 for the three and nine months ended September 30, 2014, respectively. We have not financially sponsored research and development activities prior to 2014. We expect research and development costs to increase in 2014 as part of our product development plan.

Personnel expenses increased 109% to $258,000 for the three months ended September 30, 2014 from $124,000 for the three months ended September 30, 2013. Personnel expenses increased 75% to $496,000 for the nine months ended September 30, 2014 from $283,000 for the nine months ended September 30, 2013. We awarded a cash and common stock bonus to our president totaling approximately $88,000 in August 2014. We expect personnel costs to continue to increase in 2015 as the result our product development activities, and when we increase the operation time of the pulse dryer.

Repairs and maintenance expenses increased to $23,000 for the three months ended September 30, 2014 from $7,000 for 2013. Repairs and maintenance expenses increased to $61,000 for the nine months ended September 30, 2014 from $20,000 for 2013. The increase is due to regular maintenance of the dryer and modifying the system for the installation of a HEPA filtration and air dryer system, which was completed in May 2014. We expect our 2014 repairs and maintenance costs to increase with the increased operation of the dryer.

Professional fees increased 232% to $110,000 for the three months ended September 30, 2014, compared to $33,000 for the three months ended September 30, 2013.  Professional fees increased 122% to $268,000 for the nine months ended September 30, 2014, compared to $121,000 for the nine months ended September 30, 2013.  This increase is due to an increase in 2014 for fees paid to board members and financial advisory services, and the legal costs of capital raising activities in 2014. We expect our future recurring professional fees to be comparable to 2014 amounts. However, professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 158% to $91,000 for the three months ended September 30, 2014 compared to $35,000 for the three months ended September 30, 2013.  Office and other expenses increased 123% to $189,000 for the nine months ended September 30, 2014 compared to $85,000 for the nine months ended September 30, 2013.  This increase is due primarily to increased property taxes, insurance and utilities for our pulse dryer, as well as travel and other administrative costs related to our capital raising activities. We expect to maintain sales, marketing, travel, product development, and other general expenses and attend various industry trade shows to promote our pulse drying capabilities and new products.

Amortization and depreciation was $41,000 for the three months ended September 30, 2014 and 2013. Amortization and depreciation increased 4% to $117,000 for the nine months ended September 30, 2014, compared to $112,000 for the nine months ended September 30, 2013. The increase is due to continued capital improvements to our spray dryer and facility. We expect our depreciation expense to remain constant.

Freight and shipping was $2,000 for the three months ended September 30, 2014 and 2013. Freight and shipping increased to $8,000 for the nine months ended September 30, 2014 compared to $6,000 for the nine months ended September 30, 2013. Freight and shipping is dependent on frequency and quantity of products ordered for inventory and frequency of sales.

Interest expense decreased 33% to $8,000 for the three months ended September 30, 2014, compared to $12,000 for the three months ended September 30, 2013.  Interest expense decreased 42% to $26,000 for the nine months ended September 30, 2014 compared to $45,000 for the nine months ended September 30, 2013. This decrease is due to our refinancing all of our debt in July 2013, resulting in lower interest rates and expense in 2014. We expect our interest expense to decrease over time as we make scheduled debt payments.

We recorded no income tax benefit for the three months ended September 30, 2014, compared to $20,000 for the three months ended September 30, 2013.  We recorded no income tax benefit compared to an expense of $(110,000) for the nine months ended September 30, 2014 and 2013. We have unused net operating loss carryforwards totaling approximately $705,000 at December 31, 2013 that may be applied against 2014 and future taxable income.

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

CTD HOLDINGS, INC.

Date: November 14, 2014	/s/ Jeffrey Tate
Jeffrey Tate
Chief Executive Officer
(principal executive, financial and accounting officer)