Form 10-K
period 2014-12-31
CTD HOLDINGS INC
filed 2015-03-27
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended December 31, 2014

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,202,045 based on a $0.98 closing price of the registrant’s common stock on June 30, 2014.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 54,562,355 shares of Common Stock as of March 25, 2015.

CTD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

PART I

Item 1.  Business.

CTD Holdings, Inc. (“we” “our” “us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name from Cyclodextrin Technologies Development, Inc., or CTDI, to CTD Holdings, Inc.; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc.  We are a family of biotechnology growth companies focused on the use of cyclodextrins in drug development. The FDA recently accepted the Type II Drug Master File for our lead drug candidate, Trappsol ® Cyclo™, for filing. The Company anticipates launching a clinical trial program, initially in Europe, for its Trappsol® Cyclo™ in 2015 as treatment for Neiman-Pick Type C disease (NPC). We also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development.  In 2012, we began providing pulse spray drying services to produce raw materials used primarily in industrial and consumer products.

Cyclodextrins

Cyclodextrins are molecules that bring together oil and water, making the oily materials soluble in water, and have potential applications anywhere oil and water must be used together. Successful applications of cyclodextrins have been established in biotechnology, pharmaceuticals, agrochemicals, analytical chemistry, cosmetics, diagnostics, electronics, foodstuffs, and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for cyclodextrin applications. We and others have developed cyclodextrin-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and pharmaceuticals; stabilization of fragrances and dyes; reduction of foaming in foods, cosmetics and toiletries; and the improvement of quality, stability and storability of foods.

Cyclodextrins can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either unstable or poorly soluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring pH adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging to the patient. These side effects can be ameliorated by cyclodextrins. Cyclodextrins also have many potential uses in drug delivery for topical applications to the eyes and skin.  In 2010, one of our Trappsol® cyclodextrins was designated an orphan drug by the U.S. Food and Drug Administration.  Trappsol® Cyclo™ is the first use of a cyclodextrin as an active pharmaceutical and not just an inactive formulation excipient.

Cyclodextrin Product Background

Cyclodextrins are donut shaped rings of glucose (sugar) molecules. Cyclodextrins are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891. The bacterial enzyme naturally creates a mixture of at least three different cyclodextrins depending on how many glucose units are included in the molecular circle; six glucose units yield alpha cyclodextrin; seven units, beta cyclodextrin; eight units, gamma cyclodextrin. The more glucose units in the molecular ring, the larger the cavity in the center of the ring. The inside of this ring provides an excellent resting place for “oily” molecules while the outside of the ring is compatible with water allowing clear, stable solutions of cyclodextrins to exist in aqueous environments even when an “oily” molecule is carried within the ring. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using plain water as the solvent.  It is the ability of molecular encapsulation of compounds that makes cyclodextrins so useful chemically and pharmaceutically.

Cyclodextrins are manufactured commercially in large quantities by mixing purified enzymes with starch solutions. A mixture of alpha, beta, and gamma cyclodextrins can be manufactured by this enzymatic modification of starch with purified natural enzymes and therefore are considered to be natural products. Additional processing is required to isolate and separate the individual cyclodextrins. The purified alpha, beta and gamma cyclodextrins are referred to collectively as natural or native cyclodextrins.

The hydroxyl chemical groups on each glucose unit in a cyclodextrin molecule provide chemists with ways to modify the properties of the cyclodextrins, i.e. to make them more water soluble or less water soluble, thereby making them better carriers for a specific chemical. The cyclodextrins that result from chemical modifications are no longer considered natural and are referred to as chemically modified cyclodextrins. Since the property modifications achieved are often so advantageous to a specific application, the Company does not believe the loss of the natural product categorization will prevent its ultimate pharmaceutical use. It does, however, create a greater regulatory burden.

Cyclodextrin Market

The global market demand for cyclodextrins continues to grow. A recent study (by QY Research Cyclodextrin Research Center) cites global demand as having almost doubled between 2009 and 2013 from 191,900 metric tons to 353,160 metric tons.  Within the last 10 years, many more European countries have approved the use of cyclodextrins in food products. In the United States, major starch companies are renewing their earlier interest in cyclodextrins as food and nutraceutical additives. We believe the food additive industry world-wide will continue to increase its use of cyclodextrins.

Natural cyclodextrins have been confirmed to be generally recognized as safe (GRAS) in most of the world, now including the U.S. Moreover, approvals of products containing cyclodextrins by the U.S. Food and Drug Administration (FDA) since 2001 suggest that regulatory approval for new products may be easier in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl beta cyclodextrin as an excipient. In 2008, one of our clients used our product, Trappsol® hydroxypropyl beta cyclodextrin, in an FDA approved compassionate use investigational new drug protocol for the treatment of Niemann-Pick Type C disease. We now sell this product under our trademark Trappsol® Cyclo™.  Our customer successfully applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of Niemann Pick Type C disease in support of an Investigational New Drug protocol.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it exclusively for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of Niemann-Pick Type C disease.

Applications of cyclodextrins in personal products and for industrial uses have appeared in many patents and patent applications. Cyclodextrins are used in numerous brand-name household goods, including fabric softeners and air fresheners. With increased manufacturing capacity and supply the prices of the natural cyclodextrins have decreased to the point that use of these materials is considered in even the most price sensitive goods. We believe this will result in increasing demand for commercial uses of cyclodextrins.

In Japan, at least twelve pharmaceutical preparations are now marketed which contain cyclodextrins; there are also multiple products in Europe and the United States.  The cyclodextrins permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, it is management’s opinion that the dollar value of the worldwide market for products containing cyclodextrins and for complexes of cyclodextrins can be a hundred times that of the market sales of the cyclodextrin itself. This value increment portends opportunities for company growth in the pharmaceutical grade cyclodextrins and in custom cyclodextrin complexes.

Our Cyclodextrin Products

We sell a variety of basic cyclodextrin products and cyclodextrin products that have specific properties or that include other chemicals (as a complex, not just a physical mixture).  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 100 different cyclodextrins. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are cyclodextrins that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 98% and 2%, respectively, of our 2014 product sales.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our service and trade marks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and chemically modified cyclodextrins are available from at least four major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan; Mitsubishi Chemical Corporation (Japan); Roquettes Freres (France); and Hangzhou Pharma and Chem Co. (China).  Prior to 2008, we purchased all of our Aquaplex® cyclodextrin complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary; there are few, if any, other sources in the world for commercial quantities of current Good Manufacturing Practice (c-GMP) cyclodextrin complexes.  While we continue to purchase many of our cyclodextrin complexes (Aquaplex®)  from Cyclodextrin Research & Development Laboratory, we have also begun purchasing some cyclodextrin complexes from Equinox Chemical in Albany, Georgia.   We historically have not had difficulties obtaining natural and chemically modified cyclodextrins from our suppliers and we do not expect to experience any difficulties obtaining adequate cyclodextrins for our current and expected expanded future needs.  We believe that our new pulse drying facility will allow us to produce almost all of our cyclodextrin complexes for our Aquaplex® product line ourselves, and produce private label products for others, reducing our dependence on others for our cyclodextrin complexes.

We built our pilot c-GMP pulse drying facility, completed in 2012, to combine cyclodextrins with other ingredients to produce our Aquaplex® products rather than have them produced by others, with the intent that this would allow for a more cost efficient production and shorter lead time of larger bulk quantities. Pulse drying is a proprietary spray drying technology that uses a pulse combustion engine similar to those used in natural gas furnaces to dry aqueous liquid solutions and slurries into fine powder. We believe there is an unmet demand for sales of larger quantities of cyclodextrin complexes.  We hope to develop specific SOPs (standard operating procedures) for producing our pulse dried Aquaplex® products that will be protected as trade secrets.  We intend to seek process patent protection for these processes if and when possible. We have used the pulse dryer for the production of two batches of cyclodextrin complex in 2014. Both of these products have been sold to existing customers. We also developed a proprietary purification process for the production of ultra pure cyclodextrin derivatives and have produced three pilot batches of ultra pure material.

We have introduced many products into our basic line of cyclodextrins and cyclodextrin complexes, including liquid preparations of Trappsol® cyclodextrins and Aquaplex®, relatively unprocessed, less expensive mixtures of the natural cyclodextrins; naturally modified cyclodextrins (glucosyl and maltosyl); and excess production quantities of custom complexes when those items are not proprietary or restricted by the customer.

Business Strategy

Substantially all of our revenues are derived from the sales of cyclodextrins, bio-pharmaceuticals containing cyclodextrins, cyclodextrin complexes, resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, and industrial chemical industries, and to chemical supply distributors.  In 2012, we began offering pulse drying services.

Our core business has transitioned to a biotech drug development company from a business which had been primarily reselling basic cyclodextrin products, which have the least value-added attributes.  Our strategy going forward is to pursue opportunities in healthcare where cyclodextrin applications have maximum value.

We market and sell bio-pharmaceuticals containing cyclodextrins, and cyclodextrins and related products to the pharmaceutical and other industries.   Our revenues are principally from the sales of chemically modified cyclodextrins.  For the year ended December 31, 2014, our revenues consisted of 58% biopharmaceuticals, 40% basic natural and chemically modified cyclodextrins, and 2% cyclodextrin complexes represented. Our business strategy is to increase sales by transitioning to the more value-added biopharmaceuticals and complexes and maintaining profitability for these products.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0  Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers.   In 2014, one customer (UNO Healthcare, Inc.) accounted for more than 57% of our total revenue. In 2013, two customers (UNO Healthcare, Inc. and Sigma-Aldrich Fine Chemical, Inc.) accounted for more than 10% each of our total revenue, and collectively for 60% of our total revenue.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 100% of our annual sales of Aquaplex®. In a year we typically sell to fewer than 200 individual customers.

We anticipate our customer trend to be moving to long-term or sole source contracts with our customers.  In 2012, we signed a four-year supplier agreement for  Trappsol® HPB with Siemens Corporation.   Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

We have identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® cyclodextrins and Active Pharmaceutical Ingredients and other ingredients into a powdered solid. Pulse drying does this more economically and with less degradation to the materials than the traditional drying processes. The cyclodextrin and active ingredient come out in a complexed powder form that can be readily used by our customers to mix into their specific product formulations. In 2012 we completed construction of a c-GMP (current Good Manufacturing Practice) facility and installed a pulse drying system to manufacture commercial quantities of cyclodextrin complexes.  These products will meet current food and Active Pharmaceutical Ingredient (“API”) production standards and will be sold using our Trappsol® and Aquaplex® product marks.  API production quality standards are higher than those for foods but somewhat less stringent than those for finished pharmaceutical dosage manufacturers. We expect to expand and diversify our product offerings.  We expect over time this will result in less volatility in our sales due to lower dependence on our cyclical research and development customers.

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

Marketing Plan

Our sales have always been volatile and driven by the interest and acceptance of cyclodextrins as beneficial excipients.  Existing relationships with large laboratory supply companies and several diagnostic companies have provided a sales base that continues to diversify as interest and acceptance of cyclodextrins grow.

We intend to continue to work with clients in European and Asian countries which usually employ basic cyclodextrins as GRAS (Generally Recognized As Safe) excipients.  Now that certain chemically modified cyclodextrins (in our case Trappsol® HPB) have been accepted as safe and non-hazardous for human use in large part due to their designation as an orphan drug by the FDA, we intend to pursue new sales in the European and Asian markets.  We are creating new products under our trademarks Trappsol® and Aquaplex® that may be used by other manufacturers wishing to take advantage of specific beneficial properties of our products that require no further processing, i.e., may be added directly to formulations.

We will evaluate and pursue patent opportunities that may present themselves, so that we may sublicense such rights to others or use them to develop our own proprietary products. We intend to generate revenue from sub-licensing royalties, sales of cyclodextrin complexes to be used in new and existing pharmaceuticals, and direct sales to end-users.

A tertiary focus after pharmaceutical and nutraceutical applications is to promote our products to the “3 F” (fragrance, flavors, and food) companies.  Price is a primary concern in these markets, but unlike pharmaceuticals where FDA permission for clinical testing may be obtained before actual FDA product approval, food companies cannot feed experimental formulations to test panels of consumers until the ingredients, i.e., the cyclodextrins and/or cyclodextrin complexes, receive approval for human consumption.  These questions will initially be explored using native cyclodextrins since commercial adoption will depend heavily upon the price of the cyclodextrin selected and native cyclodextrins will always be the least  expensive.  The benefits derived from the use of cyclodextrins with expensive ingredients (e.g., flavors, fragrances, pharmaceuticals) have already become accepted commercial uses for chemically modified cyclodextrins and naturally modified cyclodextrins.

As we move into 2015, our focus will be on the development of our Trappsol® Cyclo™ orphan drug product and increasing revenues of our existing products.  We intend to promote our e-commerce website for CTD, Inc., www.cyclodex.com. Our initial goal is to increase the visibility of our existing products and enhanced capabilities to our existing customers.  Our second goal is to improve visibility to new customers and seek out new product opportunities that are compatible with our expanded capabilities.

Competition

We have noted increased competition, especially in the eCommerce space, for the distribution of small quantities of cyclodextrins. Those we have examined are small operations or small offerings of a larger distributor that lack the focus and depth of expertise offered by the Company. They are also most often not price competitive with our products. Furthermore the traffic and SEO ranking of the eCommerce sites indicate that their visibility and sales are low. We believe there is a perceived barrier to entry into the cyclodextrin industry because of the lack of general experience with cyclodextrins. We have established informal business relationships with many of the producers and consumers of cyclodextrins worldwide and, over more than 25 years, we have developed an unmatched experience database. We believe these relationships and market knowledge provide significant business advantages.

We also face competition in the commercialization of our Trappsol® Cyclo™ orphan drug product. An effort to pursue a similar product has been announced and the disclosed team is composed of professionals in the finance and pharmaceutical industry. We believe our longstanding efforts, our close connections with patient advocacy groups in the U.S. and Europe, and the fact that we have a finished product currently in use in human patients all give us a competitive advantage.

Research and Development

We conduct research and development focused on the improvement of our manufacturing processes. We occasionally initiate research to develop a new product such as a novel cyclodextrin complex that has promising applications and is not otherwise available. In the future we will be pursuing clinical programs, initially in Europe, to gain market authorization of our bio-pharmaceutical products. We do not currently conduct, nor have we historically conducted, research and development activities or on behalf of or jointly with our customers.  Our clients bear their own research and development costs.  Our future research and development is expected to be related to both our production processes and in developing additional products to sell and/or license to our customers.

Government Regulation

Under the Federal Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration (or FDA) is given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food, food additives and drugs. The FDA’s authority includes the regulation of the labeling and purity of the Company’s food additive, nutraceutical and drug products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company..

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

One product, Trappsol® Cyclo™, has been granted orphan drug status by the FDA. It has been used by a limited number of customers for the treatment of Niemann-Pick Type C (NPC) disease under the supervision of a physician following an Investigational New Drug (IND) protocol approved by the FDA. All of our other products are sold for our customers’ research and development purposes only, and do not require FDA approval. Any use in humans as a drug or food product would require compliance with FDA regulations. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” In 2014, the Company submitted a Type II Drug Master File (DMF) to the FDA for Trappsol® Cyclo™ and it was accepted for filing. This DMF (#028889) can now be cited by researchers seeking IND approval for use of Trappsol® Cyclo™ in the treatment of disease. This same product is also the focus of a clinical program to achieve market authorization in Europe. As such it will be subject to the regulatory authorities in that jurisdiction including, but not limited to, the European Medicines Agency (EMEA). Trappsol® Cyclo™ has been designated an orphan drug in Europe.

The Company’s product development strategy is to first introduce a product that will not be regulated by the FDA as a drug because all of its ingredients are natural products or is GRAS by the FDA. These basic natural cyclodextrin products are commonly known as alpha, beta, and gamma. These products represent approximately 10% of our annual sales. Hydroxypropyl derivatives of beta cyclodextrin are considered GRAS in many countries outside the United States and there continues to be conscientious efforts to make this derivative and other cyclodextrin derivatives GRAS in the U.S.  There is no assurance that the FDA will not take the position that the Company’s food and nutritional supplement products are subject to regulations relating to drug development and sale. Any such determination would significantly affect our sales and limit or prohibit distribution of such products.

Employees

We employed nine people on a full-time basis in 2014. We expect to hire additional employees when our pulse drying facility operating time increases.  None of our employees belong to a union.  We believe relations with our employees are good.

Capital Structure

In 2004, we authorized a series of “blank check” preferred stock consisting of 5,000,000 shares and creating a series of Series A Preferred Stock consisting of a single share that was issued to C.E. “Rick” Strattan, our who at the time was our chairman and chief executive officer, in exchange for the surrender of 1,029,412 shares of Common Stock then owned by him. The most significant right of the Series A Preferred Stock was the right to vote with the holders of Common Stock on all matters submitted to a vote of our shareholders, with shares of Series A Preferred Stock being entitled to vote one more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to holders of common shares. This ensured that the votes entitled to be cast by Mr. Strattan as the holder of the Series A Preferred Stock were equal to at least one more than a majority of the total of all votes entitled to be cast by the holders of common shares and the preferred share together.

In connection with the closing of a private placement of 10,000,000 shares of our Common Stock to certain accredited investors in February 2014, Mr. Strattan converted his share of Series A Preferred Stock into one million shares of our Common Stock.  By its terms, the Series A Preferred Stock was convertible into a number of shares of Common Stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the February 2014 private placement.

Item 1A.  Risk Factors.

We are largely dependent upon the success of our Trappsol® Cyclo™ product, which may never receive regulatory approval or be successfully commercialized.

While we sell cyclodextrins for use and research in numerous industries, our lead drug candidate, Trappsol® Cyclo™, represented approximately 57% of our revenues during 2014 and is the focus of much of our management team’s development efforts. The product is currently designated as an orphan drug in the United States and Europe. We plan to make substantial investment in continued research and development of our Trappsol® Cyclo™ product in connection with obtaining approval for marketing the product for the treatment of Niemann Pick Type C disease (“NPC”). The potential population of patients is small, and our ability to market the drug for use other than research is severely constrained by regulatory restrictions. In the course of its development, our Trappsol® Cyclo™ drug product will be subject to extensive and rigorous government regulation through the European Medicines Agency in the E.U. and through the Food and Drug Administration (FDA) in the United States. Regulatory approval in any jurisdiction cannot be guaranteed. There can be no guarantees that our product will be deemed by the regulatory agencies of any jurisdiction to be effective and safe in the treatment of NPC or any other disease. Despite the time and expense involved in developing a drug candidate, failure of a drug candidate can occur at any stage of development and for many reasons, including without limitation negative or inconclusive results from pre-clinical data or clinical trials. Failure to comply with applicable regulatory requirements in any jurisdiction, either before or after product approval, may subject us to administrative or judicially imposed sanctions.

Later discovery of previously unknown problems could limit our ability to market or sell Trappsol® Cyclo™, even if it is initially approved, and can expose us to product liability claims.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

    refusals or delays in the approval of applications or supplements to approved applications;
    refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;
    restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;
    fines, warning letters, or holds on clinical trials;
    import or export restrictions;
    injunctions or the imposition of civil or criminal penalties;
    restrictions on product administration, requirements for additional clinical trials, or changes to product labeling requirements; or
    recommendations by regulatory authorities against entering into governmental contracts with us.

Discovery of previously unknown problems or risks relating to our product could also subject us to potential liabilities through product liability claims.

If we do not obtain required approvals in other countries in which we aim to market our products, we will be limited in our ability to export or sell the products in those markets.

Our lack of experience in conducting clinical trials in any jurisdiction may negatively impact the approval process in those jurisdictions where we intend to seek approval of Trappsol® Cyclo™. If we are unable to obtain and maintain required approval from one or more foreign jurisdictions where we would like to sell Trappsol® Cyclo™, we will be unable to market products as intended, our international market opportunity will be limited and our results of operations will be harmed.

We will rely on third parties to conduct certain of the preclinical research and any clinical trials for products using Trappsol® Cyclo™.

If these parties do not perform their obligations to us, we may not be able to obtain regulatory approvals for our product. We expect to design the clinical trials for Trappsol® Cyclo™, but we may need to rely on contact research organizations, academic institutions, corporate partners, or other third parties to assist us in managing, monitoring, and otherwise carrying out these trials. We rely or will rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Although we intend to rely on these third parties to manage the data from these clinical trials, we will be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our failure, or the failure of third parties on which we rely, to comply with the strict requirements relating to conducting, recording, and reporting the results of clinical trials, or to follow good clinical practices, may delay the regulatory approval process or cause us to fail to obtain regulatory approval for Trappsol® Cyclo™.

We face competition from well-funded companies in the use of cyclodextrins to treat NPC.

We face competition from other entities, including pharmaceutical and biotechnology companies and governmental institutions, that are working on supporting orphan drug designations and clinical trials for different classes of cyclodextrins for the same NPC indications. Some of these entities are well-funded, with more financial, technical and personnel resources than we have, and have more experience than we do in designing and implementing clinical trials. If we are unable to compete effectively against our current or future competitors, sales of our Trappsol® Cyclo™ product may not grow and our financial condition may suffer.

We have made a substantial capital investment in our pulse drying facility, and if we are unable to utilize its capacity effectively, we may be unable to cover the expenses associated with it.

We have invested approximately $1,340,000 in our pulse dryer, a solar electric renewable energy system, and a solar thermal collection system.  We have made one toll drying run with our dryer since it began operation in the first quarter of 2012, with a contract for $57,000 in that quarter. We do not currently have any toll drying orders outstanding. We have not been successful to date in selling additional pulse drying services. We have completed two production batches of Aquaplex® cyclodextrin complex using our pulse dryer and three pilot batches of ultra pure derivatized cyclodextrin.  If we are unable to utilize the capacity offered by our pulse drying facility, we may be unable to service the debt we incurred to complete it or the expense we incur to maintain it. Our focus on marketing efforts relating to pulse drying services may also take our management’s time and attention away from our historical revenue sources. If we are unable to effectively utilize the facility, our business and financial condition could be materially and adversely affected..

Two of our customers account for a substantial portion of our revenue, and the loss of one or both of these customers would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Our single largest customer accounted for 57% of our total sales in fiscal 2014. Our largest four customers collectively accounted for 80% of total sales in fiscal 2014. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers are sometimes crucial to cash flow.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® cyclodextrin products we sell from third-party suppliers and even though our pulse drying facility is operational we will continue to depend on those manufacturers for the cyclodextrins we use in our Aquaplex® products. Some Aquaplex products will be made in less than one kilogram quantities; and for these we will still depend on outside manufacturers that use lyophilization techniques.  However, we anticipate that many of our currently sold Aquaplex® products will be able to be made in small bulk quantities in our pulse dryer and inventoried, thereby reducing dependence on third party manufacturers for the greatest part of these current and growing Aquaplex® sales.  We purchase 99% of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As of December 31, 2014, we owed approximately $795,000 in long term debt.  The terms of our two notes are seven and ten years.  Our total monthly payment of principal and interest is $7,557, which we expect to pay out of operating cash flow.  We are required to maintain a debt service coverage ratio of EBITDA to interest expense plus prior period current maturities greater than 1.3:1. We were not in compliance with this debt service coverage ratio for the year ended December 31, 2014, which has caused us to classify the entire amount as current on our balance sheet. We are in compliance with all other loan covenants as well as current with our payments of principal and interest under all our loan agreements. We have not received any formal notice from the bank regarding our noncompliance. While we do not expect any immediate adverse financial effects from this noncompliance due to our current cash position in excess of the outstanding loan balance, there can be no guarantee that we will be able to obtain a waiver or modification of this debt covenant. We have not determined the impact of our debt covenant non-compliance, but it may include modification of the debt covenants, refinancing our debt, providing additional collateral, or paying off the outstanding balance. If we are unable to have the debt covenant modified, or we are unable to refinance the debt, we may need to repay the indebtedness with our cash on hand in order to prevent the bank from foreclosing on the collateral under the loan documents. This could have a material adverse effect on us, by diverting cash intended for use in developing a clinical trial program or for other business development efforts.

Even if we are able to obtain a waiver, our indebtedness could have important consequences. For example, it could:

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

For year ended December 31, 2014, our operations used approximately $631,000 in cash to fund our normal operations. This cash was from reserves and recent equity investments.  In 2014, we received $3,024,000 and issued 15,725,000 shares of our common stock in a series of private placements. To achieve our production goals for 2015 and beyond, additional capital may be required to meet our projected cash needs to otherwise grow our business as planned.  If we are unable to generate additional cash flow or obtain additional debt financing or capital as needed, we may not be able to develop our business as planned and/or may be compelled to slow down the pace necessary to achieve our stated goals.

We are significantly influenced by one person who controls a significant majority of our voting stock.

As of March 5, 2015, C.E. Rick Strattan, our Chief Executive Officer, held the power to vote 25,727,647 shares of Common Stock (including 19,774,418 shares of Common Stock held directly by Mr. Strattan and 5,953,229 shares of Common Stock owned by a tax exempt organization over which Mr. Strattan has sole voting and dispositive power), or approximately 47.2% of the issued and outstanding shares of Common Stock. Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as a director of the Company, the interests of Mr. Strattan may conflict with, or differ from, the interests of other holders of our capital stock. Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s board for seven (7) years, which slate will be required to include two representatives of investors in the private placement consummated on the same date. This arrangement could have the effect of preventing a change of control of the Company. Mr. Strattan may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of our executive officers and certain other key employees, including N. Scott Fine, our Executive Chairman, and Jeffrey L. Tate, Ph.D., our CEO and President. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers or employees do not remain with us.

We do not have a majority independent board of directors or independent audit committee.

Our Board of Directors is currently comprised of six people, three of whom are employed by the Company. Accordingly, a majority of our directors do not qualify as “independent” using the definition set forth in the NASDAQ Marketplace Rules. Although we recently constituted a standing audit committee, it is not independent.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by a board with a majority of independent directors and an independent audit committee which are some of the traditional procedural safeguards that protect the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with more independent board members.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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

		High	Low
2013	First Quarter	$0.13	$0.06
	Second Quarter	$0.10	$0.07
	Third Quarter	$0.15	$0.07
	Fourth Quarter	$0.13	$0.07

2014	First Quarter	$0.40	$0.07
	Second Quarter	$1.03	$0.36
	Third Quarter	$0.99	$0.55
	Fourth Quarter	$0.75	$0.52

As of March 25, 2015, the last quoted price for our Common Stock was $0.60.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 25, 2015, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 92.

Dividend Policy

The Company paid no dividends in 2014 and will not pay any cash dividends on its Common Stock in 2015 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We began operations in 1990. Substantially all of our revenues are derived from the sale of bio-pharmaceuticals, cyclodextrins and cyclodextrin complexes manufactured by third parties for us.

Initiatives for Business and Product Development

Our goal is to continue to introduce our existing products to new customers and develop new products that will increase sales revenue. Our products will use cyclodextrins in pharmaceuticals, medical diagnostics and nutritional products. We continue to pursue mutually beneficial relationships with major cyclodextrin manufacturer(s) and specialty cyclodextrin labs to distribute their products.  We are a distributor in North America of the cyclodextrin products that are manufactured by Cyclodextrin Research & Development Laboratory and Chiroquest, Kft. both of Budapest, Hungary.

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is completed. We have produced three pilot batches of ultra pure cyclodextrin derivatives using this proprietary manufacturing technology.

Development of the second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, has been completed and it is currently being sold as an investigational new drug. We plan to implement a clinical program to achieve market authorization for use of Trappsol® Cyclo™ in the treatment of Niemann-Pick Type C disease, initially in Europe. This clinical program is the Company’s highest priority for business development in 2015.

In keeping with our commitment to use the internet as a major advertising outlet, we have increased our presence through our eCommerce website, cyclodex.com for our cyclodextrin product information. We also maintain a corporate website, ctd-holdings.com, that serves our shareholders and potential investors. Our eCommerce website has been instrumental in creating and maintaining a worldwide presence for us in the implementation of research and commercialization of cyclodextrin applications. This site has been a consistent source of sales and customer contact and will be continually maintained for sales functionality, site security, and SEO parameters.

Pulse Drying Services

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture cyclodextrin complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We intend to use our pulse dryer and a proprietary purification technology to develop our ultra pure cyclodextrin material. We have prospective clients for this material and potential additional customers for ultrapure grades of cyclodextrins include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We continue to develop new business opportunities for the Aquaplex® brand of water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible.

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $901,000 for 2014 from $875,000 for 2013. In 2012, we ordered 2,500 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer that we began shipping to our customers in November 2012. We ordered an additional run of vials which were delivered to us in the first quarter of 2014. Also in 2014, we completed validation of the Trappsol Cyclo manufacturing process and submitted a Drug Master File to U.S. FDA which has been accepted for filing.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Trappsol® Cyclo™  product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We completed the manufacture of 500 sterile reagent bottles of each of our two best selling research grade Trappsol® products in liquid form at the end of 2014.

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

We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), Quian Hui (China), and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about cyclodextrins available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is completed. Suppliers of suitable raw materials for these operations have been qualified.

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We have completed the validation of manufacturing and the validation batches will be used in on-going stability studies to support the product expiration dating. A Drug Master File has been submitted to U.S. FDA and it has been accepted for filing. Progress on these efforts is steady and the pace is driven by the rate of sales.

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

Liquidity and Capital Resources

Our cash increased to $2,380,000 as of December 31, 2014, from $269,000 at December 31, 2013. We have not experienced and do not expect to have any valuation issues or access restrictions to our cash accounts.  Our working capital is $2,134,000 at December 31, 2014 compared to $420,000 at December 31, 2013, which includes reclassifying $737,000 of long term principal payments as current due to non-compliance with a loan covenant for the year ended December 31, 2014.  Our cash flow from operations for 2014 was negative $631,000 compared to positive $557,000 for 2013.  Our increase in cash and working capital is due to additional capital from the issuance of common stock. The decrease in cash flows from operations is due primarily to our net loss from increasing our expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised. While we do not expect any immediate adverse financial effects from the loan covenant noncompliance due to our current cash position in excess of the outstanding principal balance, we have not determined the impact of our debt covenant non-compliance. It may include modification of the debt covenants, refinancing our debt, providing additional collateral, or paying off the outstanding balance. If we are unable to have the debt covenants modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

On February 19, 2014, we received gross proceeds of $500,000, prior to expenses, and issued 10,000,000 shares of our common stock to accredited investors in a private placement.

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

We plan to use these proceeds for business development purposes, including European clinical trials, the expansion of our e-commerce sales, production of ultra-pure cyclodextrin derivatives for the research, cosmetic, and medical industries, and for development of the Trappsol® Cyclo™ orphan drug as well as for general corporate purposes.

During the fourth quarter of 2014, we increased our inventory to $575,000 compared to $241,000 at the end of 2013. This increase in inventory is due to the production of validation batches of our Trappsol® Cyclo™ orphan drug product which we plan to sell or use in our clinical program.

In July 2013, we refinanced all of our approximately $875,000 long-term debt.  Our equipment loan was for $296,000 with a seven year amortization, and our mortgage was approximately $579,000 with a ten year amortization with a balloon payment of $350,000 due in July 2023.  We reduced our interest rate to 3.99% on each and our combined monthly payment is $7,557.  The loans are secured by all equipment of the Company and the Company’s corporate offices in Alachua, Florida, respectively. The mortgage loan has a debt service coverage requirement under which we may not permit the ratio of (a) EBITDA, as defined in the loan agreement, to (b) interest expense and prior period current maturities of long-term debt to be less than 1.3x, measured annually. We were not in compliance with this debt coverage ratio covenant for the year ending December 31, 2014.

We maintain a $100,000 line of credit with an interest rate of the higher of prime plus 1.8% or 4.75%. There was no balance outstanding at December 31, 2014 and 2013, respectively.

Our High Springs property is currently offered for sale at $400,000.

In September 2010, we purchased a 7,200 sq. ft. building with a 36 foot ceiling on approximately two acres for $468,000.  The property is located in an established industrial park.  In 2011, we capitalized $1,151,000 in equipment and improvements for the new building and pulse drying operation.

In November 2011, we installed a solar electric renewable energy system on the rooftop of our pulse drying building.  The system is designed to generate 34 KWH of electric power and generate more electricity than we expect to consume under normal operations, giving our facility a zero-energy footprint.  We have an interconnect agreement and net metering agreement with the Alachua Municipal Electric Utility to take excess electricity generation, and we receive a rebate for the excess generation. The cost of the solar equipment and installation was $186,000 and we received $99,000 in Federal and other grants.

During 2013, we installed a new roof on a portion of our Alachua building at a cost of $19,000 paid out of cash from operations. The roof includes solar tubes to provide lighting in areas without windows and reduce electrical lighting.  In 2014, we completed the installation of a solar thermal collection system and supporting structures to harvest thermal energy from the sun and use it to produce domestic hot water, process hot water, space heating, and heat energy for an intake air system to supply the pulse dryer at a cost of $92,000. This project includes construction to allow roof access for maintenance of all of our solar collector arrays. It has a collection capacity estimated at 24,000 BTU/hour in full sun.  We also installed an intake air drying and filtration system to enhance our pulse dryer capability at a cost of $42,000.

We have no plans to materially increase our pulse drying capacity unless and until our existing dryer exceeds 70% utilization. If we do expand our capacity, our current plan for additional drying capacity includes the installation of an additional three pulse dryers, one at 500K btu/hr and two at 1MM btu/hr; adding these three additional drying units would increase our current drying capacity by a factor of 26.  We currently estimate that a 500K btu/hr drying unit would cost approximately $2.5 million to install.  We do not have current estimates for the cost of a 1MM btu/hr drying unit, but the cost is likely to exceed $2.5 million each. When and if we proceed with any capacity expansion, we intend to use operating revenues, debt financing, equity capital or some combination of those sources to fund the expansion. We can give no assurances that our existing drying unit will be utilized sufficiently to warrant such an expansion in capacity, or if it is that we would be able to arrange funding on acceptable terms in order to increase our drying capacity through the installation of additional dryers.

During 2014, we also completed our corporate boardroom at a cost of $26,000, and capitalized an additional $20,000 related to utility and other preliminary preparations for future infrastructure improvements.

At December 31, 2014, we have approximately $1,293,000 in net operating loss carryforwards that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We recorded a deferred tax asset of $120,000 based on our expected future profitability and ability to utilize some of the net operating losses before they expire.

We have no off-balance sheet arrangements as of December 31, 2014.

Results of Operations

For 2014, we reported a net loss of $(593,000), compared to net income in 2013 of $205,000.

We raised approximately $3,000,000 of additional capital in 2014 and increased expenses approximately $600,000 compared to 2013 related to our strategy for development of drugs based on cyclodextrins. In addition, we expensed $160,200 in stock compensation to employees, directors and consultants. Our earnings before interest, income taxes, depreciation, amortization, noncash stock compensation, and expenses specifically paid from additional capital raised and not operations was $363,126 for 2014, compared to $368,316 for 2013. See “—Non-GAAP Performance Measures” below for a reconciliation of this measure to our net loss or income for 2014 and 2013, respectively.

Comparability of Cost of Products Sold and Gross Margin

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. We have nine employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

2014 compared to 2013

Total revenues for 2014 were $1,567,000 compared to $1,693,000 for 2013.  Our 2013 product sales were the highest reported in our history, and 2014 represented our second highest product sales total.

Our change in the mix of our product sales for 2014 and 2013 follows:

Trappsol ® Cyclo™

Our sales of Trappsol® Cyclo™ increased 3% to $901,000 for 2014 from $875,000 for 2013.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $893,000 (99% of total sales of Trappsol® Cyclo™) for 2014. Our annual 2013 sales to this customer were $835,000 (95% of total 2013 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions. We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for infusion of Trappsol® Cyclo™ into NPC patients. In the second quarter of 2014, we began an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® HPB

Our sales of Trappsol® HPB increased 4% to $515,000 for 2014 from $495,000 for 2013. We believe this increase was due to normal market factors..

Trappsol® other products

Our sales of other Trappsol® products decreased by 64%, to $107,000 from $301,000 for 2014 and 2013, respectively. This decrease was due primarily to normal fluctuations in the demands for these products and the “lumpiness” of sales events.

Aquaplex®

Our sales of Aquaplex® increased to $36,000 for 2014 compared to $8,000 for 2013. This increase is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for last five years are 2014 - $34,000, 2013 - $2,907, 2012 - $77,569, 2011 - $139,861, 2010 - $97,578.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2014, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen) accounted for 80% of our revenues; the largest accounted for 57% of our revenues.   In 2013, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Siemens/Dade Behring) accounted for 70% of our revenues; the largest accounted for 49% of our revenues. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We believe that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) decreased to $273,000 for 2014 compared to $426,000 for 2013. Our cost of products sold as a percentage of product sales decreased to 17% for 2014 from 25% for 2013.  This decrease was due to the increase in our product mix of Trappsol® Cyclo™ liquid sales in 2014, which have lower average product costs, and certain large orders which have a higher average product cost.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2014 or 2013.

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

Personnel expenses increased 78% to $649,000 for 2014, from $364,000 for 2013.  The increase in personnel expense is due to increasing the number of employees from five to nine as well as $109,000 of stock and other bonus compensation in 2014 compared to $40,000 in 2013. We expect personnel costs to continue to increase in 2015 as the result our product development activities, and when we increase the operation time of the pulse dryer.

Research and development was $94,000 for 2014. We did not have significant research and development in 2013. Our research and development for 2014 was focused on manufacturing process development for our new products.

Repairs and maintenance expenses increased 60% to $65,000 for 2014 from $41,000 for 2013.  The increase is due to regular maintenance of the dryer and an increase in repairs and maintenance of our facility. We expect our 2015 repairs and maintenance costs to increase with the increased operation of the dryer.

Professional fees increased 203% to $433,000 for 2014 from $143,000 for 2013.  This increase is due to the additional of financial advisory, public relations, and other consulting services, and the legal costs of our capital raising activities. We expect our future recurring professional fees to be comparable to 2014 amounts. However, professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 243% to $453,000 for 2014 from $132,000 for 2013. This increase is due primarily to increased investor relations, travel and other administrative costs related to our capital raising, product and business development activities, compensation of our board members, and other board related expenses.

Amortization and depreciation increased 3% to $152,000 for 2014 from $148,000 for 2013.  The increase is due to continued capital improvements to our spray dryer and facility.

Freight and shipping increased 22% to $11,000 for 2014 from $9,000 for 2013. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

In 2013, we determined the fair value of our High Springs location is less than our carrying value and therefore recorded an impairment loss of $95,455 to adjust the carrying value to $400,000.

Interest expense decreased to $34,000 for 2014, from $54,000 for 2013.  We refinanced our mortgage and equipment notes payable in July 2013 reducing our interest rate, which previously ranged from 5.375% to 6.0%, to 3.99%.  We also refinanced our line of credit reducing the floor on our interest rate from 6.5% to 4.75%.

We increased the valuation allowance to reduce the increase in our deferred tax asset net loss and did not recognize an income benefit or provision for 2014, compared to an $80,000 provision for income taxes in 2013.

Non-GAAP Performance Measures

We believe that EBITDA and Adjusted EBITDA are useful performance measures. They are used by our executive management team and board of directors to measure operating performance of the underlying business, even as we continue to raise capital for investment in our biopharmaceutical growth division. EBITDA and Adjusted EBITDA are non-GAAP financial measures.

We define EBITDA as follows: net income of CTD Holdings, Inc. before interest expense from borrowings, income tax expense, depreciation expense from fixed assets, and amortization expense from intangible assets. We define Adjusted EBITDA as EBITDA plus non-cash compensation expense, plus expenses paid from additional capital. Expenses paid from additional capital include certain legal and professional fees, insurance, R&D equipment, travel and board expenses paid out of the additional capital raised and unrelated to operations.

The use of EBITDA and Adjusted EBITDA has limitations and these performance measures should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies and may be different from the measurement of EBITDA used by our bank to calculate our debt service coverage ratio.

The following table provides a reconciliation of our net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to EBITDA and Adjusted EBITDA for the periods presented:

	Years ended December 31,
	2014	2013
Net income (loss)	$(592,687)	$204,909
Interest expense	33,673	53,865
Depreciation	155,431	139,451
Amortization	3,465	8,590
Income tax expense (benefit)	—	(80,000)
EBITDA	(400,118)	326,815
Non-cash stock compensation	160,200	41,501
Expenses paid from additional capital	603,044	—
Adjusted EBITDA	363,126	368,316

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

Our corporate offices are currently located at our pulse dryer facility, which we acquired in September 2010 for $468,000.  The 7,200 sq. ft. building is located on two acres in an established industrial park located in Alachua, Florida.   In 2009, we acquired the pulse dryer for $250,000. During 2011, we installed the pulse dryer and constructed a manufacturing system at a cost of $1,151,000 to meet c-GMP standards.  We continue to make value added improvements to our properties. The Alachua building and surrounding land allows for future expansion beyond our current planned operations.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2014 and 2013, we had a $120,000 net deferred tax asset calculated at the effective income tax rate of our temporary deductible timing differences and net operating loss carryforwards.  We have provided a valuation allowance in the amount of $101,000 and $7,000 at December 31, 2014 and 2013, respectively.

For 2014, we reported a net loss before income taxes of $(593,000).  Our gross net tax asset increased $110,000 from 2013 to 2014, which is primarily the result of an additional net operating loss for 2014, less the expiration of prior unused net operating losses.  Our valuation allowance percentage of the gross tax asset increased to 28% at December 31, 2014, from 3% at December 31, 2013.

For 2013, we reported net income before income taxes of $285,000.  Our deferred net tax asset decreased by $80,000, which is the result of recording a $80,000 income tax provision.  Our valuation allowance percentage was 3% at December 31, 2013.

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by the extent to which we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience, expectations of future expenses from research and development and product development, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior ten years, we have also recognized taxable income for five of the prior ten years utilizing a total of $485,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2014, we would need to generate approximately $788,000 of taxable income to fully utilize our $120,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in five of the prior eight years, the trend of increased revenues from 2006 through 2013, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in its evaluation includes the timing of expiration of the net operating loss carryforwards prior to being utilized, prior expiration of net operating losses before being utilized, our increase in 2014 expenses over our historical levels without a current increase in revenue resulting in a net loss, the unpredictability of future sales and profitability, our future plans for research and development and product development using recently raised capital, the future effect of the costs to maintain a pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales and taxable income from operations in our evaluation.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTD Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Averett Warmus Durkee, P.A.

Orlando, Florida

March 25, 2015

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$2,380,054	$268,516
Accounts receivable, net	80,981	99,282
Inventory	575,176	241,005
Other current assets	13,277	10,056
Total current assets	3,049,488	618,859

PROPERTY AND EQUIPMENT, NET	1,645,703	1,627,254

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	120,000	120,000
Deferred costs, net of accumulated amortization of $8,267 and $14,802, respectively	69,888	23,354
Total other assets	589,888	543,354

TOTAL ASSETS	$5,285,079	$2,789,467

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$120,646	$142,607
Current portion of long-term debt	794,496	56,318
Total current liabilities	915,142	198,925

LONG-TERM LIABILITIES
Long-term debt, less current portion	-	795,457

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 54,420,882 and 37,455,882 shares issued and outstanding, respectively	5,442	3,745
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; Series A, 0 and 1 share issued and outstanding, respectively	-	-
Additional paid-in capital	7,088,891	3,923,049
Accumulated deficit	(2,724,396)	(2,131,709)
Total stockholders' equity	4,369,937	1,795,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,285,079	$2,789,467

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

REVENUES
Product sales	$1,567,436	$1,693,335

EXPENSES
Personnel	648,531	364,227
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	272,641	426,022
Research and development	94,133	-
Repairs and maintenance	65,072	40,723
Professional fees	432,993	142,860
Office and other	453,035	132,449
Amortization and depreciation	152,446	148,041
Freight and shipping	10,899	8,913
Gain on disposal of equipment	-	(2,000)
Impairment on assets held for sale	-	95,455
	2,129,750	1,356,690

INCOME (LOSS) FROM OPERATIONS	(562,314)	336,645

OTHER INCOME (EXPENSE)
Investment and other income	3,300	2,129
Interest expense	(33,673)	(53,865)
Total other income (expense)	(30,373)	(51,736)

INCOME (LOSS) BEFORE INCOME TAXES	(592,687)	284,909

PROVISION FOR INCOME TAXES	-	80,000

NET INCOME (LOSS)	$(592,687)	$204,909

NET INCOME PER COMMON SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,543,101	37,165,770

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2012	36,889,535	3,688	3,881,605	(2,336,618)	1,548,675

Stock compensation	566,347	57	41,444	-	41,501

Net income	-	-	-	204,909	204,909

Balance, December 31, 2013	37,455,882	3,745	3,923,049	(2,131,709)	1,795,085

Sale of common stock	15,725,000	1,573	3,022,286	-	3,023,859

Exchange of common stock for one share of preferred stock	1,000,000	100	(100)	-	-

Stock compensation	240,000	24	143,656	-	143,680

Net loss	-	-	-	(592,687)	(592,687)

Balance, December 31, 2014	54,420,882	$5,442	$7,088,891	$(2,724,396)	$4,369,937

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(592,687)	$204,909

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	152,446	148,041
Gain on disposal of equipment	-	(2,000)
Impairment on assets held for sale	-	95,456
Stock compensation to employees	71,920	40,000
Stock compensation to nonemployees	88,280	-
Deferred income taxes	-	80,000
Increase or decrease in:
Accounts receivable	18,301	(34,011)
Inventory	(327,720)	(35,850)
Other current assets	(3,221)	889
Accounts payable and accrued expenses	(38,481)	59,106
Total adjustments	(38,475)	351,631

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(631,162)	556,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(173,880)	(156,922)
Proceeds from sale of equipment	-	2,000

NET CASH USED IN INVESTING ACTIVITIES	(173,880)	(154,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	3,023,859	-
Payments on long-term debt	(57,279)	(39,798)
Retainer for financial advisor	(50,000)	-
Loan costs	-	(21,656)
Payments on lines of credit	-	(94,487)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,916,580	(155,941)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,111,538	245,677

CASH AND CASH EQUIVALENTS, beginning of period	268,516	22,839

CASH AND CASH EQUIVALENTS, end of period	$2,380,054	$268,516

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock awards capitalized as equipment	$-	$1,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$33,673	$53,865

Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are engaged in the marketing and sale of cyclodextrins and related products to food, pharmaceutical and other industries. In 2012, we began offering pulse drying services to dry products containing cyclodextrins.

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2014 and 2013 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.  Inventory includes $137,000 of work-in-process inventory at December 31, 2013. We did not have work-in-process inventory at December 31, 2014.

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, software and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  No impairments were identified or recorded in 2014 or 2013.

(g) PROPERTY HELD FOR SALE–– Property held for sale consists of 40 acres of land and buildings located in High Springs, Florida.  This property was used for operations and our corporate offices through September 30, 2011, and is currently vacant.  Property is classified as held for sale when management’s intent is to sell the property and the applicable accounting criteria are satisfied.  This determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur.  Actual results could differ from those assumptions.  Upon designation as held for sale, the carrying values of the assets are recorded at the lower of the carrying value or the estimated fair value, less estimated selling costs.  Assets held for sale are no longer depreciated.  We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets.  In 2013, we determined the fair value of our High Springs location was less than our carrying value and therefore recorded an impairment loss of $95,455 to adjust the carrying value to $400,000.  No impairments were identified or recorded in 2014.

(h) DEFERRED COSTS––Deferred costs consist primarily of loan costs. Deferred costs are amortized using the straight-line method over their respective estimated useful lives, which approximates the effective interest method.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

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

(m) NET INCOME PER COMMON SHARE––Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase common shares were antidilutive for 2014 and 2013.

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

DECEMBER 31, 2014 AND 2013

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2014 or 2013.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.  As previously disclosed, we recorded an impairment of $95,455 on property held for sale in 2013.  The impairment was determined based on actual transactions of similar property, a Level 2 input.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of our long-term debt is estimated based on the present value of the underlying cash flows discounted at current rates offered the Company for similar debt.  At December 31, 2014 and 2013, the carrying value of long-term debt approximated fair value.

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

(q) RECLASSIFICATIONS––Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on previously reported net income or stockholders equity.

(2) MAJOR CUSTOMERS AND SUPPLIERS:

In 2014, one major customer accounted for 57% of total revenues. In 2013, two major customers accounted for 60% of total revenues.

Substantially all inventory purchases were from three vendors in 2014 and 2013.

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

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States and Hungary. Two customers accounted for 77% of the accounts receivable balance at December 31, 2014. Four customers accounted for 84% of the accounts receivable balance at December 31, 2013. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2014	2013

Land	$86,181	$85,781
Building and improvements	500,516	448,398
Machinery and equipment	1,455,839	1,292,220
Office Furniture and equipment	47,932	42,504
	2,090,468	1,868,903
Less: accumulated depreciation	465,135	309,704
	1,625,333	1,559,199

Equipment not in service	20,370	68,055

Property and equipment, net	$1,645,703	$1,627,254

(5) DEBT:

We owed $551,913 and $571,227, at December 31, 2014 and 2013, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010.  We refinanced our mortgage in July 2013.  Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand.  The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3. We were not in compliance with this debt coverage ratio covenant for the year ending December 31, 2014. As a result, we have reclassified $736,572 of principal due in 2016 and beyond as current in the accompanying balance sheet. While we do not expect any immediate adverse financial effects from this noncompliance due to our current cash position in excess of the outstanding principal balance, we have not determined the impact of our debt covenant non-compliance, but it may include modification of the debt covenants, refinancing our debt, providing additional collateral, or paying off the outstanding balance..

We owed $242,583 and $280,548 at December 31, 2014 and 2013, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations.  We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. The mortgage on our High Springs property was released in connection with the refinancing. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

Scheduled long-term debt obligations for the next five years and thereafter are as follows, assuming the bank does not call the loan due to the debt covenant non-compliance:

Year Ending December 31,	Year
2015	$57,924
2016	62,411
2017	64,982
2018	67,658
2019	70,735
Thereafter	470,786
$794,496

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(5) DEBT:   (CONTINUED)

In July 2013, we refinanced our $100,000 line of credit, with interest due monthly at prime plus 1.45%, with a minimum rate of 4.75% (4.75% at December 31, 2013), due in full July 2015, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures.  The credit line is also cross collateralized with our mortgage and equipment loans.  There was no balance outstanding at December 31, 2014 and 2013.

(6) STOCK TRANSACTIONS:

On February 19, 2014, the Company received $500,000 for the issuance of 10,000,000 shares of its common stock, less $37,640 in direct legal expenses, in connection with a securities purchase agreement with certain investors.

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

The Company entered into an agreement with Scarsdale Equities, LLC (“Scarsdale”) to act as financial advisor and exclusive placement agent. The Company will pay a fee to Scarsdale with respect to any private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of any such financing, for a period of one year from April 1, 2014. In addition, Scarsdale will be entitled to receive warrants to purchase 6% of the securities issued as a part of such a financing, with a warrant price equal to 100% of the offering price of the securities sold. The warrants will have a seven (7) year term. N. Scott Fine, a director of the Company, was a principal at Scarsdale at the time. In connection with the April 9, 2014 equity financing, the Company paid $60,000 and issued warrants for 240,000 shares of common stock at an exercise price of $0.25 per share expiring April 2021 to Scarsdale.

On July 22, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P. The Company issued 1,725,000 shares of common stock and received gross proceeds of $1,725,000. The Company paid $103,500 and issued warrants for 103,500 shares of common stock at $1.00 per share expiring July 2021 to Scarsdale in connection with the offering.

In August 2014, the Company granted 100,000 shares of common stock to Jeff Tate (our President). The common stock was valued at 80% of the closing price of our stock on July 31, 2014. The Company expensed $66,400 for the year ended December 31, 2014. In July 2013, we granted 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer at the time), Jeff Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (Director of Operations at our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.  The Company expensed $40,000 for the year ended December 31, 2013.

On November 7, 2014, the Company awarded 10,000 shares of common stock to employees as a bonus. The Company also issued 10,000 shares of common stock to a scientific consultant, and 120,000 shares of common stock to its board directors. The Company expensed $77,280, which represents 80% of the closing price on November 7, 2014.

On January 21, 2015, the Company awarded 35,000 shares of common stock to a consultant for past services. The Company accrued and expensed $16,520 in 2014, which represents 80% of the closing price on January 21, 2015.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

At December 31, 2014, the Company also has other common stock warrants outstanding for 314,465 shares of common stock at an exercise price of $0.25 per share that expire in September 2015.

In August 2013, the Company issued 10,791 shares of common stock to a construction subcontractor for work performed and capitalized $1,501 as a building improvement.

(7) PREFERRED STOCK:

See Note 6 regarding the redemption of the Company’s preferred stock in 2014.

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

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8) INCOME TAXES:  (CONTINUED)

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $237,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  We have determined it is more likely than not that we will realize our temporary deductible differences and at least some of our net operating loss carryforwards prior to their expiration, and we have recorded a deferred tax asset for the amount expected to be realized.  We have provided a valuation allowance on the portion of the estimated deferred tax asset not expected to be fully realized before it expires.  Although we have incurred financial reporting net losses for six of the prior ten years, we have also recognized taxable income for five of the prior ten years utilizing a total of $485,000 of our net operating losses.  We believe we will continue to realize taxable income in greater amounts in future periods sufficient to utilize a portion of our tax loss carryforwards before they expire.  At December 31, 2014, we would need to generate approximately $788,000 of taxable income to fully utilize our $120,000 net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior nine years, the trend of increased revenues from 2006 through 2013, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include the timing of expiration of the net operating loss carryforwards prior to being utilized, increased expenses for research and development and product development, unpredictability of future sales and profitability, the unknown future operating results from our pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our prior use of net operating losses in recent years and our expected future sales, trend of increasing expense, and taxable income from operations in our evaluation.

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

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8) INCOME TAXES:  (CONTINUED)

We have available at December 31, 2014, unused net operating loss carryforwards totaling approximately $1,293,000 that may be applied against future taxable income. If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2020	$280,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	588,000
Total	$1,293,000

For 2014, we did not recognize a benefit or provision for income taxes.  Our net deferred tax asset before the valuation allowance increased $110,000 from 2013 to 2014, which is primarily the result of an additional net operating loss for 2014, less the expiration of prior unused net operating losses. We increased our valuation allowance to offset this increase in our deferred tax asset. Our valuation allowance percentage is 28% at December 31, 2014. For 2013, we recognized an $80,000 provision for income taxes.  Our valuation allowance percentage is 3% at December 31, 2013.

Because of the inherent uncertainties in estimating the valuation allowance on the deferred tax asset, it is at least reasonably possible that our estimated deferred tax asset will change in the near term and be material to the financial statements.

The components of our provision for income taxes are as follows for the years ended December 31:

	2014	2013

Current income tax benefit (expense)	$-	$-
Tax benefit (expense) of temporary differences	110,000	(80,000)
Decrease (increase) in valuation allowance	(110,000)	-
Total net tax benefit (expense)	$-	$(80,000)

Significant components of our deferred Federal income taxes were as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$362,000	$247,000
Impairment allowance – assets held for sale	27,000	27,000
Stock compensation	30,000	-
Less valuation allowance	(117,000)	(7,000)
Deferred tax assets, net of valuation	302,000	267,000
Deferred tax liabilities:
Depreciation expense	(182,000)	(147,000)
Deferred tax liabilities	(182,000)	(147,000)

Net tax assets	$120,000	$120,000

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(8) INCOME TAXES:  (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying statutory income tax rate of 28% is summarized as follows:

	2014	2013

Tax benefit (expense) at Federal statutory rate	$165,000	$(80,000)
Effect of State taxes	8,000	(9,000)
Effect of surtax exemption	(5,000)	(5,000)
Expiration of net operating loss	(58,000)	-
Valuation allowance – deferred tax assets	(110,000)	14,000
Total tax benefit (provision)	$-	$(80,000)

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2011, except for net operating loss carryforwards from periods prior to 2009.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company.

(9) EMPLOYEE BENEFIT PLAN:

We maintain a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2014 and 2013, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $10,118 and $11,745 for 2014 and 2013, respectively.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2014, we have determined that a material weakness exists relating to the inability of the Company to reliably estimate its manufacturing costs and saleable units produced for certain inventory products that were produced by a contract manufacturer. This deficiency resulted in certain adjustments to cost of products sold and inventory.

Remediation of Material Weakness in Internal Control

We have developed and are implementing remediation plans to address the material weakness identified. Specifically, since December 31, 2014, we have increased the awareness of our accounting staff and provided additional guidance regarding accounting for manufactured products, estimating manufacturing costs and determining unit costs. We will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 25, 2015:

Name	Age	Positions and Offices With Registrant	Year First Became Director

C.E. Rick Strattan	70	Director	1990
Jeffrey L. Tate, Ph.D.	57	Director, President & CEO	2010
George L. Fails	70	Director, Executive Vice President and Operations Manager	2001
N. Scott Fine	58	Director, Executive Chairman	2014
Markus W. Sieger	49	Director	2014
F. Patrick Ostronic	59	Director	2014

The six (6) directors serve until the next Annual Meeting of Shareholders, or until a successor shall be elected and qualified.

C.E. Rick Strattan has served as Director of the Company since 1990.  Mr. Strattan served as Chairman & CEO from 1990 to 2014, and as treasurer of the Company from August 1990, to May 1995.  From November 1987 through July 1989, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for cyclodextrins. Mr. Strattan was responsible for cyclodextrin sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of cyclodextrins.

Mr. Strattan was selected to serve as a member of our Board of Directors because of his extensive experience with cyclodextrins, his years of executive level experience, and his advanced degrees in pharmacology and marketing/computer information sciences.

Dr. Jeffrey L. Tate has served as President and Director of the Company since August 2010, and in July of 2014, he was appointed CEO.  Dr. Tate has been President and CEO of NanoSonic Products, Inc., and Sphingo Biotechnology, Inc., wholly-owned subsidiaries of the Company since 2010.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using pulse drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with NanoSonic Products, Inc. and his experience with pulse drying technology.

George L. Fails has served as Executive Vice President, Operations Manager and a Director of the Company since 2001.  He served as President of Cyclodextrin Technologies Development, Inc. (CTD, Inc.), a wholly-owned subsidiary of the Company, and Operations Manager of CTD, Inc. from 2000 to 2014. Prior to joining the Company, Mr. Fails served as a Detective Sergeant with the Veterans Administration Hospital in Gainesville, Florida, with special duties as a Predator officer with the U.S. Marshall’s service. From 1965 until his retirement in 1986, Mr. Fails served with the U.S. Army Special Forces, including several tours in Vietnam, Salvador, and Angola. Mr. Fails also served two years with a United States intelligence arm. Mr. Fails received his B.A. from the University of the Philippines, and has also received degrees from 43 Military schools, as well as the Federal Police Academy in Little Rock, Arkansas.

Mr. Fails was selected to serve as a member of our Board of Directors because of his position with CTD, Inc.

N. Scott Fine has been a Director of the Company since February 2014.  From 2004 until 2014, he was a principal at Scarsdale Equities, an investment banking firm located in New York City. He has been involved in investment banking for over 35 years working on a multitude of debt and equity financings, buy and sell side M&A, strategic advisory work and corporate restructurings. The majority of his time has been focused on transactions in the healthcare and consumer products area, including time with The Tempo Group of Jakarta, Indonesia when Mr. Fine and his family resided in Jakarta for a period of two years.

Mr. Fine was a director of Central European Distribution Corporation, a multi-billion dollar alcohol company, from 1996 until 2014, during which time he led the CEDC Board's successful efforts in 2013 to restructure the company through a pre-packaged Chapter 11 process whereby CEDC was acquired by the Russian Standard alcohol group.

Mr. Fine is also the sole director of Better Place, Inc. Recently, Mr. Fine has become a member of the board of directors of Kenon Holdings Ltd, a spin-off from the Israel Corporation Ltd. as well as Chairman of the Global Virus Network (GVN). Mr. Fine has also joined the board of directors for Forward Industries, where he serves as a director as well as chairman of the audit committee.

Mr. Fine’s relationships within the financial community in New York and around the world, as well as his significant experience with equity and debt financing, make him a valuable contributor as a Director.  Mr. Fine was appointed to the Board of Directors in connection with a private placement of common stock by the Company in February 2014, and has the right to be nominated to our Board (or to have a representative nominated to our Board) for up to seven years from the date of that offering.

Markus W. Sieger has been a Director of the Company since February 2014. Mr. Sieger holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He started his career in 1981 with Zurich Insurance Group where he specialized in information systems and organizational projects. In 1994, he joined fincoord where he built a track record of negotiating and closing complex merger and acquisition transactions and building up, strategically repositioning and reorganizing companies in both emerging and Western markets. Since 2013, Mr. Sieger is an investor and principal at Sieger & Sieger Ltd. and Consiglio AG, focusing on strategic advisory mandates and his own investments. He is a director of various companies such as Z.F. Polpharma S.A., Z.T. Kruszwica S.A. and others. He was a director of Central European Distribution Corporation through June 2013.

Mr. Sieger’s extensive experience in strategic advisory roles and investment opportunities make him a valuable member of our Board of Directors.  Mr. Sieger was appointed to the Board of Directors in connection with a private placement of common stock by the Company in February 2014, and has the right to be nominated to our Board (or to have a representative nominated to our Board) for up to seven years from the date of that offering.

F. Patrick Ostronic has been a director since April 2014. Mr. Ostronic is an officer of US Pharmacia International, Inc., a subsidiary of USP, and also serves as the Chief Financial Officer of The USP Group. Mr. Ostronic is also a director of Novit US, Inc., the general partner of Novit.

Mr. Ostronic’s extensive experience in finance and the pharmaceutical industry make him a valuable member of the Board of Directors. Mr. Ostronic was appointed to the Board in connection with a private placement of common stock by the Company in April 2014.

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

Board Committee Structure

On February 28, 2014, our Board of Directors constituted Audit, Compensation and Governance Committees as three new standing committees. Currently, N. Scott Fine, F. Patrick Ostronic and Jeffrey L. Tate serve as the members of our Audit Committee; Markus W. Sieger, F. Patrick Ostronic and C.E. Rick Strattan serve as the members of our Compensation Committee; and Markus W. Sieger, N. Scott Fine and George L. Fails serve as the members of our Governance Committee. Prior to February 2014, the full board (then consisting of three executive officers) fulfilled the functions of these committees.

Audit Committee Financial Expert

The Board of Directors has determined that no member of the Company’s Audit Committee qualifies as an audit committee financial expert within the meaning of SEC regulations.

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

On November 7, 2014, our Board of Directors approved a grant of 20,000 shares of our common stock to the six members of our Board of Directors as compensation for board service, for which Form 4s were filed late on February 17, 2015. C.E. Rick Strattan, a director and large shareholder and our former chief executive officer, has donated an aggregate of 5,953,229 shares of common stock to TFBU, Inc., a tax-exempt organization, which has not yet filed a Form 3 and for which Mr. Strattan has not yet filed a Form 5. To our knowledge, based solely on review of these filings and representations from the current reporting persons, we believe that during the year ended December 31, 2014, other than as noted above, our officers, directors and significant stockholders have timely filed the appropriate forms under Section 16(a) of the Exchange Act required of them during the year.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2014 and 2013 to the persons who served as our Chief Executive Officer, and each of the two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name & Principal	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($) (7)	Total ($)

C.E. Rick Strattan	2014	132,000	11,040	(1)	828	143,868
Founder and Chairman Emeritus	2013	48,000	10,000	(4)	1,359	59,359

Jeffrey L. Tate	2014	129,000	66,400	(2)	42,488	237,888
President and CEO	2013	120,000	10,000	(5)	4,800	134,800

George L. Fails	2014	93,000	11,040	(3)	2,628	106,668
Executive Vice President	2013	48,000	10,000	(6)	1,200	59,200

(1)	Reflects award of 20,000 shares, which were awarded in 2014 as compensation to Mr. Strattan for his services as a member of the Company’s board of directors. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)	Reflects award of 100,000 shares, which were awarded in 2014 as a discretionary bonus to Mr. Tate, and of 20,000 shares, which were awarded in 2014 as compensation for his services as a member of the Company’s board of directors. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock awards at grant dates as calculated under FASB ASC Topic 718.

(3)	Reflects award of 20,000 shares, which were awarded in 2014 as compensation to Mr. Fails for his services as a member of the Company’s board of directors. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(4)	Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Strattan. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(5)	Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Tate. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(6)	Reflects award of 138,889 shares, which were awarded in 2013 as a discretionary bonus to Mr. Fails. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(7)	In 2014, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $5,160 and $1,800 to Mr. Tate and Mr. Fails, respectively. In 2014, the Company also made cash payments of $828, $37,328 and $828 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively, for gross-ups relating to estimated income tax liabilities associated with the equity awards reported in the table under “Stock Awards”. In 2013, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $1,359, $4,800 and $1,200 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, our named executive officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

We currently have no employment agreements with our officers or employees.

Compensation of Directors

The following table contains information concerning the compensation paid during our fiscal year ended December 31, 2014 and 2013 to the persons who served on our board of directors and are not executives of the Company as disclosed above.

Name	Fees earned or paid in cash ($)		Stock Awards ($)		All Other Compensation ($) (2)	Total ($)

N. Scott Fine	135,000	(1)	11,040	(2)	-	146,040

Markus Sieger	-		11,040	(2)	-	11,040

Patrick Ostronic	-		11,040	(2)	-	11,040

(1)	Represents amounts paid to Mr. Fine for service as Chairman and Lead Director during 2014.

(2)	Reflects award of 20,000 shares, which were awarded in 2014 as compensation for services as a member of the Company’s board of directors. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

From May through September 2014 ,we paid Mr. Fine a sum of $15,000 per month for his services as Lead Director. Beginning in October 2014 we paid Mr. Fine a sum of $25,000 per month for his services as Chairman and Lead Director. Beginning in February 2015, Mr. Fine became our Executive Chairman. In consideration of his service to the Company in this role, including for various consulting and financial advisory roles he provides, our Board of Directors has agreed to pay Mr. Fine an amount equal to $27,500 per month, or $330,000 on an annualized basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 3, 2014, by each person who, to the knowledge of the Company, owned beneficially more than five percent (5%) of such stock, the ownership of each executive officer and each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 3, 2014 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. No such options or warrants are currently held by the persons in the table below. Percentage of ownership is based on 54,562,355 shares of Common Stock outstanding as of March 25, 2015.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class

C.E. Rick Strattan	25,727,647	(2)	47.2%

Jeffrey L. Tate	560,972		1.0%

George L. Fails	1,645,221		3.0%

N. Scott Fine	4,520,000		8.3%

Markus Sieger	3,520,000		6.5%

F. Patrick Ostronic	35,000		*

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o CTD Holdings, Inc., 14120 N.W. 126th Terrace, Alachua, Florida 32615.
(2)	Includes 5,953,229 shares of Common Stock owned by TFBU, Inc. (“TFBU”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code. Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of TFBU.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)
Equity compensation plans not approved by security holders (1)	*********** See Note to Table (below) ************

Equity compensation plans approved by security holders (2)	None	Not Applicable	Not Applicable

Total:

Note to Equity Compensation Plan Table:

In 2014, 100,000 shares of common stock were issued to Mr. Tate as a one-time bonus. In addition, 20,000 shares were awarded to each member of our Board of Directors (including executive officers who serve on the board) as board compensation. In 2013, 138,889 shares of common stock were issued each to Mr. Strattan, Mr. Tate and Mr. Fails, respectively as one-time bonuses.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

For a discussion of our compensation paid to our officers and directors, including the compensation arrangements relating to our Executive Chairman, see “Item 11. Executive Compensation.” Except as described therein, we have not engaged in any transactions with related parties since January 1, 2014.

Director Independence

Our Board of Directors is comprised of six individuals, three of whom are employed by the Company. Two members, N. Scott Fine and Markus Sieger, were appointed in connection with our private placement of common stock completed in February 2014. One member, F. Patrick Ostronic, was appointed in connection with a private placement of stock in April 2014. We have determined that Mr. Sieger and Mr. Ostronic are “independent” using the definition set forth in the NYSE MKT Company Guide, which we have chosen to use for purposes of evaluating board independence as if we were listed on such exchange.  We also do not have an independent audit committee, compensation committee or governance committee, since members of the Board who do not qualify as “independent” under the standards of the NYSE MKT Company Guide serve on each of those committees.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our Board of Directors may also make decisions of our Board of Directors more prone to legal claims or shareholder criticism than if made by a Board of Directors with a majority of independent board members.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed in 2014 and 2013 for professional services rendered by the principal accountant, Averett Warmus Durkee, P.A. for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $36,750 and $35,000, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

3.1	Articles of Incorporation filed August 9, 1990 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.2	By-Laws (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.3	Certificates of Amendment to the Articles of Incorporation filed November 18, 1993 and September 24, 1993 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.4	Certificate of Amendment to the Articles of Incorporation filed May 10, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

3.5	Certificate of Amendment to the Articles of Incorporation filed September 27, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

10.1	Business Loan Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2013 filed November 13, 2013 (the “Third Quarter 2013 Form 10-Q”)).

10.2	Promissory Note dated July 17, 2013 in the principal amount of $578,988 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.3	Mortgage dated July 17, 2013 between Nanosonic Products, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.4	Assignment of Leases, Rents and Profits dated July 17, 2013 made by CTD Holdings, Inc. and Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

Exhibits

10.5	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.6	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.7	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.8	Promissory Note dated July 17, 2013 in the principal amount of $295,890 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.9	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.10	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.11	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.12	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.13	Promissory Note dated July 17, 2013 in the principal amount of $100,000 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.14	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.15	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.16	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.17	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.18	Securities Purchase Agreement dated as of February 19, 2014 between and among CTD Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2014).

10.19	Conversion Agreement dated as of February 19, 2014 between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2014).

10.20	Voting Commitment Letter dated as of February 19, 2014 between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 20, 2014).

10.21	Securities Purchase and Collaboration Agreement dated as of April 9, 2014 between CTD Holdings, Inc. and Novit, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2014).

Exhibits

10.22	Securities Purchase Agreement dated as of July 21, 2014 by and among CTD Holdings and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2014).

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE, President & Chief Executive Officer (principal executive, financial and accounting officer) Date: March 27, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE President & Chief Executive Officer; Director (principal executive, financial and accounting officer)
Date: March 27, 2015

By:	/s/ George L. Fails
GEORGE L. FAILS Executive Vice President; Director
Date: March 27, 2015

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN Director
Date: March 27, 2015

By:	/s/ N. Scott Fine
N. SCOTT FINE
Director
Date: March 27, 2015

By:	/s/ Markus W. Sieger
MARKUS W. SIEGER
Director
Date: March 27, 2015

By:	/s/ F. Patrick Ostronic
F. PATRICK OSTRONIC
Director

Date: March 27, 2015

