Form 10-Q
period 2015-03-31
CTD HOLDINGS INC
filed 2015-05-15
CIK 922247

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2015.

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

☐ Yes ☒ No

As of May 12, 2015, the Company had outstanding 54,562,355 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,847,152	$2,380,054
Accounts receivable, net	39,323	80,981
Inventory	621,685	575,176
Other current assets	44,334	13,277
Total current assets	2,552,494	3,049,488

PROPERTY AND EQUIPMENT, NET	1,763,767	1,645,703

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	120,000	120,000
Deferred costs, net	69,023	69,888
Total other assets	589,023	589,888

TOTAL ASSETS	$4,905,284	$5,285,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$127,378	$120,646
Current portion of long-term debt	779,704	794,496
Total current liabilities	907,082	915,142

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 54,455,882 and 54,420,882 shares issued and outstanding, respectively	5,446	5,442
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid-in capital	7,105,408	7,088,891
Accumulated deficit	(3,112,652)	(2,724,396)
Total stockholders' equity	3,998,202	4,369,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,905,284	$5,285,079

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

REVENUES
Product sales	$173,198	$560,325

EXPENSES
Personnel	161,631	114,821
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	22,466	120,407
Research and development	67,231	-
Repairs and maintenance	9,456	17,486
Professional fees	92,149	65,403
Office and other	42,745	44,058
Board advisory	117,736	-
Amortization and depreciation	41,295	37,819
Freight and shipping	1,726	2,093
Gain on disposal of equipment	(700)	-
	555,735	402,087

INCOME (LOSS) FROM OPERATIONS	(382,537)	158,238

OTHER INCOME (EXPENSE)
Investment and other income	2,160	2,173
Interest expense	(7,879)	(8,486)
Total other income (expense)	(5,719)	(6,313)

INCOME (LOSS) BEFORE INCOME TAXES	(388,256)	151,925

Provision for income taxes	-	55,000

NET INCOME (LOSS)	$(388,256)	$96,925

NET INCOME (LOSS) PER COMMON SHARE	$(.01)	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,452,382	42,466,993

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(388,256)	$96,925
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,295	37,819
Deferred income taxes	-	55,000
Gain on disposal of equipment	(700)	-
Increase or decrease in:
Accounts receivable	41,658	39,084
Inventory	(45,169)	(18,992)
Other current assets	(31,057)	(23,156)
Accounts payable and accrued expenses	23,253	6,857
Total adjustments	29,280	96,612

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(358,976)	193,537

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(159,834)	(58,316)
Proceeds from sale of equipment	700	-

NET CASH USED IN INVESTING ACTIVITIES	(159,134)	(58,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(14,792)	(14,218)
Proceeds from line of credit	-	20,625
Proceeds from sale of common stock, net of direct offering costs	-	462,360

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,792)	468,767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(532,902)	603,988

CASH AND CASH EQUIVALENTS, beginning of period	2,380,054	268,516

CASH AND CASH EQUIVALENTS, end of period	$1,847,152	$872,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,879	$8,486
Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The information presented herein as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited.

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

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(2) INVENTORY

We did not have work-in-process inventory at March 31, 2015 or December 31, 2014.

(3) DEBT

We owed $546,886 and $551,913, at March 31, 2015 and December 31, 2014, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a prepayment penalty that starts at 5% within the first year and decreases 1% annually thereafter. There is no prepayment penalty if the loan is repaid with cash on hand. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3, measured annually. We were not in compliance with this debt coverage ratio covenant for the year ending December 31, 2014. As a result, we have reclassified principal due in 2016 and beyond as current in the accompanying balance sheet. While we do not expect any immediate adverse financial effects from this noncompliance due to our current cash position in excess of the outstanding principal balance, we have not determined the impact of our debt covenant non-compliance, but it may include modification of the debt covenants, refinancing our debt, providing additional collateral, or paying off the outstanding balance.

We owed $232,818 and $242,583 at March 31, 2015 and December 31, 2014, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due beginning August 2013 through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we refinance the loan with another financial institution within five years. There is no prepayment penalty if the loan is repaid with cash on hand.

Scheduled long-term debt obligations over the next five years and thereafter are as follows, assuming the bank does not call the loan due to the debt covenant non-compliance:

Year Ending December 31,	Year
2015	$57,924
2016	62,411
2017	64,982
2018	67,658
2019	70,735
Thereafter	455,994
$779,704

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(4) STOCK TRANSACTIONS:

On February 19, 2014, the Company received $500,000 for the issuance of 10,000,000 shares of its common stock, less $37,460 in direct legal expenses, in connection with a securities purchase agreement with certain investors.

In connection with the closing of the February 2014 common stock transaction, the Company’s Chief Executive Officer at the time, C.E. Rick Strattan, converted his share of Series A Preferred Stock into 1,000,000 shares of the Company’s common stock. The share of Series A Preferred Stock was the only share of Series A Preferred Stock outstanding. Initially issued in 2004 to Mr. Strattan in exchange for the surrender of 1,029,412 shares of common stock then owned by him, the Series A Preferred Stock carried certain voting rights that entitled its holder to cast a number of votes representing a majority of the votes entitled to be cast by all of the Company’s capital stock. It was convertible by its terms into a number of shares of common stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the February 2014 transaction.

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

The Company entered into an agreement with Scarsdale Equities, LLC (“Scarsdale”) to act as financial advisor and exclusive placement agent. The Company will pay a fee to Scarsdale with respect to any private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of any such financing, for a period of one year from April 1, 2014. In addition, Scarsdale will be entitled to receive warrants to purchase 6% of the securities issued as a part of such a financing, with a warrant price equal to 100% of the offering price of the securities sold. The warrants will have a seven (7) year term. N. Scott Fine, a director of the Company, was a principal at Scarsdale at the time. In connection with the April 9, 2014 equity financing, the Company paid Scarsdale $60,000 and issued warrants for 240,000 shares of common stock at an exercise price of $0.25 per share expiring April 2021.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

On July 22, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P. The Company issued 1,725,000 shares of common stock and received gross proceeds of $1,725,000. The Company paid $103,500 and issued warrants for 103,500 shares of common stock at $1.00 per share expiring July 2021 to Scarsdale in connection with the offering.

In August 2014, the Company granted 100,000 shares of common stock to Jeffrey Tate (our President & CEO). The common stock was valued at 80% of the closing price of our stock on July 31, 2014. The Company expensed $66,400 for the year ended December 31, 2014. In July 2013, we granted 555,556 shares of common stock to certain of our officers and employees as discretionary bonuses. Each of Rick Strattan (our Chief Executive Officer at the time), Jeffrey Tate (our President), George Fails (our Operations Manager) and Kevin Strattan (President of our subsidiary, CTD, Inc.) was granted 138,889 shares. Each award was valued at $10,000 based upon 80% of the closing price on July 3, 2013.  The Company expensed $40,000 for the year ended December 31, 2013.

On November 7, 2014, the Company awarded 10,000 shares of common stock to employees as a bonus. The Company also issued 10,000 shares of common stock to a scientific consultant, and 120,000 shares of common stock to its board directors. The Company expensed $77,280, which represents 80% of the closing price on November 7, 2014.

On January 21, 2015, the Company awarded 35,000 shares of common stock to a consultant for past services. The Company accrued and expensed $16,250 in 2014, which represents 80% of the closing price on January 21, 2015.

In addition to the 342,500 Scarsdale warrants described above, we have other warrants outstanding for 314,465 shares of common stock at an exercise price of $0.25 per share that expire in September 2015.

(5) PREFERRED STOCK:

See Note 4 regarding the redemption of the Company’s preferred stock in 2014. In 2004, we amended our Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock consisting of one share and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by all shareholders. Each share of Series A Preferred Stock has a liquidation preference of $.0001. In 2004, we issued one share of the Series A Preferred Stock to our majority common shareholder in exchange for 1,029,412 shares of Common Stock held by the majority common shareholder, which were surrendered to the Company and cancelled.

(6) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2015 and increased its deferred tax asset valuation allowance rather than recognize an income tax benefit. The Company reported net income for the three months ended March 31, 2014 and recorded a $55,000 tax provision and decreased its deferred tax asset.

(7) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(8) CONCENTRATIONS:

Sales to three major customer accounted for 61% of total sales for the three months ended March 31, 2015. Sales to one major customer accounted for 74% of total sales for the three months ended March 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2014.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Introduction

CTD Holdings, Inc. (“we” “our” “us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name from Cyclodextrin Technologies Development, Inc., or CTDI, to CTD Holdings, Inc.; CTDI was then incorporated as a Florida corporation and became a wholly owned subsidiary of CTD Holdings, Inc. We are a family of biotechnology growth companies focused on the use of cyclodextrins in drug development. The FDA recently accepted the Type II Drug Master File for our lead drug candidate, Trappsol® Cyclo™, for filing. The Company anticipates launching a clinical trial program, initially in Europe, for its Trappsol® Cyclo™ in 2015 as treatment for Neiman-Pick Type C disease (NPC). We also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development.

Substantially all of our revenues are derived from the sale of cyclodextrins, bio-pharmaceuticals containing cyclodextrins, cyclodextrin complexes, resale of cyclodextins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, and industrial chemical industries, and to chemical supply distributors.  In 2012, we began offering pulse drying services to produce raw materials used primarily in industrial and consumer products.

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

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0Kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

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

We believe we have identified an unmet need for commercial quantities of ultra pure cyclodextrins that can be filled using the proprietary manufacturing capabilities of our NanoSonic Products division. Work on qualifying a trade secret purification system is completed. We have produced three pilot batches of Trappsol® UltraPure™ cyclodextrin derivatives using this proprietary manufacturing technology.

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

In keeping with our commitment to use the internet as a major advertising outlet, we have increased our presence through our eCommerce website, www.cyclodex.com, for our cyclodextrin product information. We also maintain a corporate website, www.ctd-holdings.com, that serves our shareholders and potential investors. Our eCommerce website has been instrumental in creating and maintaining a worldwide presence for us in the implementation of research and commercialization of cyclodextrin applications. This site has been a consistent source of sales and customer contact and will be continually maintained for sales functionality, site security, and SEO parameters.

Pulse Drying Services

In 2010, we acquired a new building. In 2011, we installed a pulse dryer system to manufacture cyclodextrin complexes, which we started operating in January 2012 as part of NanoSonic Products, Inc., our wholly owned subsidiary. We intend to use our pulse dryer and a proprietary purification technology to develop our UltraPure™ cyclodextrin material. We have prospective clients for this material and potential additional customers for ultra pure grades of other cyclodextrins that include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We continue to develop new business opportunities for the Aquaplex® brand of water soluble complexes for pharmaceutical, cosmetic and nutritional applications. We view these two lines of business as being compatible.

Trappsol® Cyclo™

At the end of 2008, we provided a Trappsol® product to a customer for a compassionate use Investigational New Drug to treat a set of twins in the US who were diagnosed with Niemann-Pick C (“NPC”). NPC is also called Childhood Alzheimer’s. It is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® HPB (now called Trappsol® Cyclo™) proved to provide an ameliorative benefit. On May 17, 2010, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of Niemann-Pick Type C (NPC) disease. Our annual sales of Trappsol® Cyclo™ increased to $901,000 for 2014 from $875,000 for 2013. Sales of Trappsol® Cyclo™ were $70,000 in the three month period ended March 31, 2015. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to U.S. FDA which has been accepted for filing.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Trappsol® Cyclo™  product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We contract manufactured 250 sterile reagent bottles of each of our best-selling research grade Trappsol® products in liquid form in 2014.

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

The second generation formulation of Trappsol® Cyclo™, the orphan drug developed by our Sphingo Biotechnology division, is currently being sold. We have identified significant potential for growth in the South American market and are pursuing those opportunities. We have completed the validation of manufacturing and the validation batches will be used in on-going stability studies to support the product expiration dating. A Type II Drug Master File has been submitted to U.S. FDA and it has been accepted for filing. Progress on these efforts is steady and the pace is driven by the rate of sales.

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

Liquidity and Capital Resources

Our cash decreased $533,000 to $1,847,000 as of March 31, 2015, compared to $2,380,000 as of December 31, 2014. Our working capital was $1,645,000 as of March 31, 2015, compared to $2,134,000 at December 31, 2014, which includes reclassifying all of our long term debt as current due to non-compliance with a loan covenant. We owed $546,886 at March 31, 2015 on a secured mortgage note with a bank that has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long term debt to be not less than 1.3, measured annually. We were not in compliance with this debt service coverage ratio covenant for the year ending December 31, 2014. While we do not expect any immediate adverse financial effects from the loan covenant noncompliance due to our current cash position in excess of the outstanding principal balance, we have not determined the impact of our debt covenant non-compliance. It may include modification of the debt covenants, refinancing our debt, providing additional collateral, or paying off the outstanding balance. If we are unable to have the debt covenants modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

Our cash flows used in operations for the first three months of 2015 were $(359,000) compared to cash flows provided by operations of $194,000 for the same period in 2014. These decreases are due to lower sales and increased operating expenses for the first quarter of 2015.

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

Our High Springs property is currently listed for sale at $400,000.

We have no off-balance sheet arrangements at March 31, 2015.

Results of Operations

We reported a net loss of $(388,000) for the three months ended March 31, 2015, compared to net income after taxes of $97,000 for the three months ended March 31, 2014.

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

2015 compared to 2014

Total revenues for the three month period ended March 31, 2015 decreased 69% to $173,000 compared to $560,000 for the same period in 2014. Our change in the mix of our product sales for the three months ended March 31, 2015 and 2014 follows:

Trappsol® Cyclo™

Our sales of Trappsol® Cyclo™ decreased by 83%, to $70,000 from $418,000 for the three months ended March 31, 2015 and 2014, respectively.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $57,000 (82% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2015, compared to $418,000 (100% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2014.  Our annual 2014 sales to this customer were $893,000 (99% of total 2014 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.  We developed a liquid form of Trappsol® Cyclo™, which eliminated the need for a compounding pharmacist to create a solution for injection of Trappsol® Cyclo™ into NPC patients.  In the second quarter of 2014, we began an accelerated stability study of the liquid form of Trappsol® Cyclo™ to extend the stability claim from six months to two years.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 42%, to $70,000 from $120,000 for the three months ended March 31, 2015 and 2014, respectively. This decrease is due to timing of orders by our customers.

Trappsol® other products

Our sales of other Trappsol® products increased by 66%, to $23,000 from $15,000 for the three months ended March 31, 2015 and 2014, respectively. We believe this increase was due to normal market factors.

Aquaplex®

Our sales of Aquaplex® were $8,000 for the three months ended March 31, 2015 compared to $4,000 for the three months ended March 31, 2014. This increase was due primarily to normal fluctuations in the demands for these products and the “lumpiness” of sales events.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2015, our four largest customers accounted for 68% of our sales; the largest accounted for 33% of sales. During the three months ended March 31, 2014, our four largest customers accounted for 91% of our sales; the largest accounted for 74% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult. We have not experienced significant price resistance for our products. We believe that our sales will remain at historical levels due to continued customer demand for our products. In addition, we added additional inventory of our most frequently ordered products to better take advantage of sales opportunities as they arise, which also hedges our product costs against short-term price increases.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2015 decreased 81% to $22,000 from $120,000 for the same period in 2014. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for the three months ended March 31, 2015 compared to 21% for the three months ended March 31, 2014.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan does have an effect on our cost of inventory, and will continue to do so. We buy most of our products from outside the U.S. using U.S. dollars. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. The cost of shipping from outside the U.S. also has a significant effect on our inventory acquisition costs. These products represent a significant portion of our revenues. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins. Therefore, our margins on these sales may decline.

Personnel expenses increased by 41%, to $162,000 for the three months ended March 31, 2015 from $115,000 for the three months ended March 31, 2014. This increase in personnel expense is due to increasing our executive compensation and the number of employees during 2014. We also capitalized some of our personnel costs into our construction in progress during 2015. We expect personnel costs to continue to increase in 2015 as the result our product development activities, and when we increase the operation time of the pulse dryer.

Repairs and maintenance expenses decreased to $9,000 for the three months ended March 31, 2015 from $17,000 for 2014. The decrease is due to normal fluctuations in the periodic scheduled and unscheduled maintenance of our dryer and facilities. We expect our 2015 repairs and maintenance costs to increase with the expected increased operation of the dryer.

Professional fees increased 41% to $92,000 for the three months ended March 31, 2015, compared to $65,000 for the three months ended March 31, 2014. This increase is due to the additional of financial advisory, public relations, and other consulting services. We expect our future recurring professional fees to be comparable to 2015 amounts. However, professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses decreased 3% to $43,000 for the three months ended March 31, 2015 compared to $44,000 for the three months ended March 31, 2014.

Board advisory expenses increased to $118,000 for the three months ended March 31, 2015. This increase is due to compensation of our corporate and scientific advisory board members and related expenses.

Amortization and depreciation increased to $41,000 for the three months ended March 31, 2015, compared to $38,000 for the three months ended March 31, 2014.  The increase is due to continued capital improvements to our dryer and facility.

Freight and shipping was comparable at $2,000 for the three months ended March 31, 2015 and 2014, respectively. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping our products sold.

Interest expense remained consistent at $8,000 for the three months ended March 31, 2015, and 2014, respectively.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for 2015, compared to a $55,000 provision for income taxes for the three months ended March 31, 2014.

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

b. Changes in Internal Control.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company identified and reported a material weakness relating to relating to the inability of the Company to reliably estimate its manufacturing costs and saleable units produced for certain inventory products that were produced by a contract manufacturer. This deficiency resulted in certain adjustments to cost of products sold and inventory. We have increased the awareness of our accounting staff and provided additional guidance regarding accounting for manufactured products, estimating manufacturing costs and determining unit costs. We will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

We believe that the measure described above has remediated the material weakness identified and strengthened our internal control over financial reporting. The Company is committed to improving its internal control processes. As it continues to evaluate and improve its internal control over the financial reporting process, additional measures to address the material weakness or modifications to the remediation procedure described above may be identified.

We made no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2014.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: May 15, 2015	By:	/s/ Jeffrey L. Tate
Jeffrey L. Tate
President and Chief Executive Officer
(principal executive, financial and accounting officer)

