Form 10-Q
period 2015-06-30
CTD HOLDINGS INC
filed 2015-08-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2015

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

__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer, 'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                            ☐                        Accelerated filer                         ☐

Non-accelerated filer                                              ☐                        Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of August 11, 2015, the Company had outstanding 57,476,820 shares of its common stock.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,426,589	$2,380,054
Accounts receivable, net	49,297	80,981
Inventory	608,486	575,176
Other current assets	29,945	13,277
Total current assets	2,114,317	3,049,488

PROPERTY AND EQUIPMENT, NET	1,785,612	1,645,703

OTHER ASSETS
Property held for sale	400,000	400,000
Deferred tax asset	120,000	120,000
Deferred costs, net	68,157	69,888
Total other assets	588,157	589,888

TOTAL ASSETS	$4,488,086	$5,285,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$85,130	$120,646
Debt	764,934	794,496
Total current liabilities	850,064	915,142

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 54,455,882 and 54,420,882 shares issued and outstanding, respectively	5,446	5,442
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares outstanding	-	-
Additional paid-in capital	7,105,408	7,088,891
Accumulated deficit	(3,472,832)	(2,724,396)
Total stockholders' equity	3,638,022	4,369,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,488,086	$5,285,079

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES
Product sales	$380,340	$173,584	$553,538	$733,909

EXPENSES
Personnel	166,641	122,568	328,272	237,389
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	57,406	22,962	79,872	94,850
Research and development	110,834	30,614	178,065	79,133
Repairs and maintenance	7,093	20,731	16,549	38,217
Professional fees	130,759	77,586	222,908	142,989
Office and other	85,042	69,771	127,787	113,829
Board advisory	134,053	-	251,789	-
Amortization and depreciation	39,269	38,482	80,564	76,301
Freight and shipping	1,604	3,803	3,330	5,896
Gain on disposal of equipment	-	-	(700)	-
	732,701	386,517	1,288,436	788,604

OPERATING LOSS	(352,361)	(212,933)	(734,898)	(54,695)

OTHER INCOME (EXPENSE)
Investment and other income	80	230	2,240	2,403
Interest expense	(7,899)	(8,731)	(15,778)	(17,217)
	(7,819)	(8,501)	(13,538)	(14,814)

LOSS BEFORE INCOME TAXES	(360,180)	(221,434)	(748,436)	(69,509)

Income tax benefit	-	70,000	-	15,000

NET LOSS	$(360,180)	$(151,434)	$(748,436)	$(54,509)

NET LOSS PER COMMON SHARE	$.00	$.00	$(.01)	$.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,455,882	52,055,882	54,454,132	47,261,438

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(748,436)	$(54,509)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,564	76,301
Gain on sale of equipment	(700)	-
Deferred income taxes	-	(15,000)
Increase or decrease in:
Accounts receivable	31,684	59,635
Inventory	(26,877)	(37,202)
Other current assets	(16,668)	(20,416)
Accounts payable and accrued expenses	(18,995)	(57,931)
Total adjustments	49,008	5,387

NET CASH USED IN OPERATING ACTIVITIES	(699,428)	(49,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(225,175)	(102,069)
Proceeds from sale of equipment	700	-
NET CASH USED IN INVESTING ACTIVITIES	(224,475)	(102,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(29,562)	(28,396)
Proceeds from sale of common stock	-	1,402,360
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29,562)	1,373,964

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(953,465)	1,222,773

CASH AND CASH EQUIVALENTS, beginning of period	2,380,054	268,516

CASH AND CASH EQUIVALENTS, end of period	$1,426,589	$1,491,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,778	$17,217

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

The information presented herein as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited.

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

Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(2) INVENTORY

We did not have work-in-process inventory at June 30, 2015 or December 31, 2014.

(3) DEBT

We owed $541,929 and $551,913, at June 30, 2015 and December 31, 2014, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a voluntarily prepayment penalty which was 3% of the principal repaid as of the date of this filing, and which decreases 1% on July 17 of each year. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3, measured annually. We were not in compliance with this debt coverage ratio covenant for the year ending December 31, 2014. As a result, we have reclassified principal due in 2016 and beyond as current in the accompanying balance sheet.

We also owed this lender $223,005 and $242,583 at June 30, 2015 and December 31, 2014, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we voluntarily repay the loan prior to July 17, 2018. Principal due under this loan has also be reclassified as current in the accompanying balance sheet due to our non-compliance with the loan covenant referred to above.

Scheduled long-term debt obligations over the next five years and thereafter are as follows, assuming the bank does not call the loan due to the debt covenant non-compliance:

Year Ending December 31,	Year
2015	$57,924
2016	62,411
2017	64,982
2018	67,658
2019	70,735
Thereafter	441,224
$764,934

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(4) STOCK TRANSACTIONS:

There were no stock transactions during the quarter ended June 30, 2015. On July 10, 2015, subsequent to the end of the quarter, the Company entered into a Securities Purchase Agreement under which it issued 2.6 million shares of its common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the Company of $1.3 million. Scarsdale Equities, LLC acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 156,000 shares of Common Stock at an exercise price of $0.50 per share. N. Scott Fine, a director of the Company, is a principal at Scarsdale.

In addition, on July 28, 2015, the Company received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of common stock at an exercise price of $0.25 per share. After giving effect to such exercise, the Company had warrants outstanding to purchase 343,500 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in 2021.

(5) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2015, and increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

The Company reported a net loss for the three and six months ended June 30, 2014, recorded an income tax benefit, and increased its deferred tax asset by $70,000 and $15,000, respectively.

(6) NET LOSS PER COMMON SHARE:

Net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(7) CONCENTRATIONS:

Sales to one major customer accounted for 49% of gross sales for the six months ended June 30, 2015. Sales to two major customers accounted for 75% of gross sales for the six months ended June 30, 2014.

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

Overview

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

We are a biotechnology company focused on the use of cyclodextrins in drug development. We recently filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™. The Company has launched an International Clinical Program for its Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”). We also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development.

Our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business which had been primarily reselling basic cyclodextrin products.  Our strategy going forward is to pursue biopharmaceutical opportunities in healthcare where we believe cyclodextrin applications have maximum value, while continuing to sell our cyclodextrin products and services.

Substantially all of our revenues are derived from the sale of cyclodextrins, including bio-pharmaceuticals containing cyclodextrins, cyclodextrin complexes, resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products.  We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  We currently sell our products directly to customers in the diagnostics, pharmaceutical, and industrial chemical industries, and to chemical supply distributors.  In addition, in 2012, we began offering pulse drying services for the production of raw materials used primarily in industrial and consumer products.

We continue to pursue mutually beneficial relationships with major cyclodextrin manufacturers and specialty cyclodextrin labs to distribute their products. We are a distributor in North America of the cyclodextrin products that are manufactured by Cyclodextrin Research & Development Laboratory and Chiroquest, Kft. both of Budapest, Hungary.

We use the internet to advertise and sell our products, and have increased our presence through our e-commerce website, www.cyclodex.com. We also maintain a corporate website, www.ctd-holdings.com.

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. Our annual sales of Trappsol® Cyclo™ increased to $901,000 for 2014 from $875,000 for 2013. Sales of Trappsol® Cyclo™ were $240,000 and $310,000 for the three and six months ended June 30, 2015, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

Other Sterile Liquid Products

We have utilized the manufacturing processes developed as part of our Trappsol® Cyclo™ product development to create new sterile liquid solutions of selected Trappsol® and Aquaplex® products for the life science research market. We contract manufactured 250 sterile reagent bottles of our best-selling research grade Trappsol® product in liquid form in 2014. For the foreseeable future, we expect that our sterile liquid products, including our Trappsol® Cyclo™ product, will be manufactured at Contract Manufacturing Organizations (CMOs) that have this specialty manufacturing technology in place. The work will be done using our raw materials with standard operation procedures for the manufacturing approved by us.

Pulse Drying Services

In 2011, we installed a pulse dryer system on our premises to manufacture cyclodextrin complexes. We started operating the pulse dryer in January 2012 through our wholly owned subsidiary, NanoSonic Products, Inc. We intend to use our pulse dryer as a proprietary purification technology to develop our UltraPure™ line of cyclodextrin material. We have prospective clients for this material and potential additional customers for other UltraPure™ grades of other cyclodextrins that include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We also offer third parties the use of our pulse dryer for the manufacture of products to their specification but have not generated any revenues to date from this service.

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

Other Initiatives

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

Liquidity and Capital Resources

Our cash decreased to $1,427,000 as of June 30, 2015, compared to $2,380,000 as of December 31, 2014. Our working capital was $1,264,000 as of June 30, 2015, compared to $2,134,000 at December 31, 2014. All of our debt has been classified as current at both June 30, 2015 and December 31, 2014 due to our non-compliance with a loan covenant as described below. We owed $541,929 at June 30, 2015 on a secured mortgage note and $223,005 under an equipment loan, with a bank that has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long term debt to be not less than 1.3, measured annually. We were not in compliance with this debt service coverage covenant for the year ending December 31, 2014. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

Cash used in operations for the first six months of 2015 was $(699,000) compared to cash used in operations of $(49,000) for the same period in 2014. This additional use of cash was due to lower sales and increased research and development and administrative expenses associated with our International Clinical Program for our Trappsol Cyclo product in 2015.

On July 10, 2015, subsequent to the end of the quarter ended June 30, 2015, we issued 2.6 million shares of common stock in a private placement at a purchase price of $0.50 per share, for aggregate gross proceeds of $1.3 million. Scarsdale Equities, LLC acted as our financial advisor in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 156,000 shares of Common Stock at an exercise price of $0.50 per share. In addition, on July 28, 2015, we received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of common stock at an exercise price of $0.25 per share.

We plan to use the proceeds of our recent stock transactions for the development of the our Trappsol® Cyclo™ orphan drug product, implementation of our International Clinical Program and development of the third-generation Trappsol® Cyclo™ product; as well as business development purposes, including the expansion of our e-commerce sales; production of UltraPure™ cyclodextrin derivatives for the research, cosmetic, and medical industries; and other general corporate purposes.

Our High Springs property is currently classified as available for sale.

We have no off-balance sheet arrangements at June 30, 2015.

Results of Operations

We reported a net loss of $(360,000) and $(748,000) for the three and six months ended June 30, 2015, respectively, compared to a net loss of $(151,000) and $(55,000) for the three and six months ended June 30, 2014, respectively.

Results of Operations - Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Total revenues for the three month period ended June 30, 2015 increased 119% to $380,000 compared to $174,000 for the same period in 2014. Total revenues for the six month period ended June 30, 2015 decreased 25% to $553,000 compared to $734,000 for the same period in 2014. Substantially all of our revenues consisted of Trappsol® product sales for these periods.

Our change in the mix of our product sales for the three and six months ended June 30, 2015 and 2014 follows:

Trappsol® Cyclo™

Our sales of Trappsol® Cyclo™ for the three months ended June 30, 2015 increased 459%, to $240,000 from $43,000 for the three months ended June 30 2014. Our sales of Trappsol® Cyclo™ for the six months ended June 30, 2015 decreased 33%, to $310,000 from $461,000 for the six months ended June 30 2014.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $213,000 (89% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2015, compared to $40,000 (93% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2014.  Our 2014 sales to this customer were $893,000 (99% of total 2014 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market this product as a drug (in contrast to a research product) is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB for the three months ended June 30, 2015 decreased by 24%, to $83,000 from $109,000 for the three months ended June 30, 2014. Our sales of Trappsol® HPB for the six months ended June 30, 2015 decreased by 34%, to $153,000 from $231,000 for the six months ended June 30, 2014.

Trappsol® other products

Our sales of other Trappsol® products for the three months ended June 30, 2015 increased to $31,000 from $15,000 for the three months ended June 30, 2014. Our sales of other Trappsol® products for the six months ended June 30, 2015 increased to $54,000 from $29,000 for the six months ended June 30, 2014.

Aquaplex®

Our sales of Aquaplex® were $23,000 for the three months ended June 30, 2015 compared to $5,000 for the three months ended June 30, 2014. Our sales of Aquaplex® were $31,000 for the six months ended June 30, 2015 compared to $10,000 for the three months ended June 30, 2014.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2015, our three largest customers accounted for 65% of our sales, and the largest accounted for 49% of sales. During the six months ended June 30, 2014, our largest three customers accounted for 82% of our sales, and the largest accounted for 62% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 15% for the three months ended June 30, 2015 compared to 13% for the three months ended June 30, 2014. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 14% for the six months ended June 30, 2015 compared to 13% for the six months ended June 30, 2014. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. The cost of shipping from outside the U.S. also has a significant effect on our inventory acquisition costs. When we experience short-term increases in currency fluctuation or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins. Therefore, our margins on these sales may decline.

Personnel expenses increased 36% to $167,000 for the three months ended June 30, 2015 from $123,000 for the three months ended June 30, 2014. Personnel expenses increased 38% to $328,000 for the six months ended June 30, 2015 from $237,000 for the six months ended June 30, 2014. This increase in personnel expense is due to increasing our executive compensation and the number of employees during 2014. We also capitalized some of our personnel costs into our construction in progress during 2015. We expect personnel costs to continue to increase in 2015 as the result of our International Clinical Program product development activities, and when we increase the operation time of our pulse dryer.

Research and development expenses were $111,000 and $178,000 for the three and six months ended June 30, 2015, respectively, as compared to $30,614 and $79,133 for the three and six months ended June 30, 2014. We expect research and development costs to increase in 2015 as part of our product development plan.

Repairs and maintenance expenses decreased to $7,000 for the three months ended June 30, 2015 from $21,000 for the three months ended June 30, 2014. Repairs and maintenance expenses decreased to $17,000 for the six months ended June 30, 2015 from $38,000 for the six months ended June 30, 2014. The decrease is due to normal fluctuations in the periodic scheduled and unscheduled maintenance of our dryer and facilities. We expect our 2015 repairs and maintenance costs to increase with the expected increase operation of the dryer.

Professional fees increased 68% to $131,000 for the three months ended June 30, 2015, compared to $78,000 for the three months ended June 30, 2014.  Professional fees increased 56% to $223,000 for the six months ended June 30, 2015, compared to $143,000 for the six months ended June 30, 2014. This increase is due to additional financial advisory, public relations, and other consulting services. Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 21% to $85,000 for the three months ended June 30, 2015 compared to $70,000 for the three months ended June 30, 2014.  Office and other expenses increased 12% to $128,000 for the six months ended June 30, 2015 compared to $114,000 for the six months ended June 30, 2014. This increase is due primarily to increased consulting, property taxes, insurance and utilities for our pulse dryer, as well as capital raising activities. We expect our normal recurring office expenses for 2015 to be comparable with 2014 amounts.

Board advisory expenses increased to $134,000 and $252,000 for the three and six months ended June 30, 2015, respectively, with minimal board advisory expenses for the three and six months ended June 30, 2014. This increase is due to compensation of our corporate and scientific advisory board members and related expenses.

Amortization and depreciation increased 3% to $39,000 for the three months ended June 30, 2015, compared to $38,000 for the three months ended June 30, 2014. Amortization and depreciation increased 7% to $81,000 for the six months ended June 30, 2015, compared to $76,000 for the six months ended June 30, 2014. The increase is due to continued capital improvements to our dryer and facility.

Interest expense decreased 11% to $8,000 for the three months ended June 30, 2015, compared to $9,000 for the three months ended June 30, 2014. Interest decreased 6% to $16,000 for the six months ended June 30, 2015 compared to $17,000 for the six months ended June 30, 2014.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision during the six months ended June 30, 2015. We recorded an income tax benefit of $70,000 and $15,000 for the three and six months ended June 30, 2014, respectively.

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

CTD HOLDINGS, INC.

Date: August 14, 2015	/s/ Jeffrey Tate
Jeffrey Tate
Chief Executive Officer
(principal executive, financial and accounting officer)