Form 10-Q
period 2015-09-30
CTD HOLDINGS INC
filed 2015-11-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer, 'accelerated filer,' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 9, 2015, the Company had outstanding 58,776,820 shares of its common stock.

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,742,417	$2,380,054
Accounts receivable, net	114,260	80,981
Inventory	645,550	575,176
Other current assets	21,460	13,277
Total current assets	3,523,687	3,049,488

PROPERTY AND EQUIPMENT, NET	1,854,761	1,645,703

OTHER ASSETS
Property held for sale	275,000	400,000
Deferred tax asset	120,000	120,000
Deferred costs, net	67,291	69,888
Total other assets	462,291	589,888

TOTAL ASSETS	$5,840,739	$5,285,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$289,666	$120,646
Debt	750,012	794,496
Total current liabilities	1,039,678	915,142

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 58,670,347 and 54,420,882 shares issued and outstanding, respectively	5,867	5,442
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	9,015,582	7,088,891
Accumulated deficit	(4,220,388)	(2,724,396)
Total stockholders' equity	4,801,061	4,369,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,840,739	$5,285,079

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES
Product sales	$234,660	$387,500	$788,198	$1,121,409

EXPENSES
Personnel	222,922	258,134	551,194	495,523
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	25,219	46,351	105,091	141,201
Research and development	221,362	15,000	399,427	94,133
Repairs and maintenance	7,144	22,852	23,693	61,069
Professional fees	101,097	109,466	324,005	268,055
Office and other	85,005	90,623	212,792	188,852
Board advisory	140,068	-	391,857	-
Amortization and depreciation	44,426	40,772	124,990	117,073
Freight and shipping	2,599	1,972	5,929	7,868
Gain on disposal of equipment	-	-	(700)	-
Impairment on assets held for sale	125,000	-	125,000	-
	974,842	585,170	2,263,278	1,373,774

OPERATING LOSS	(740,182)	(197,670)	(1,475,080)	(252,365)

OTHER INCOME (EXPENSE)
Investment and other income	375	107	2,615	2,510
Interest expense	(7,749)	(8,344)	(23,527)	(25,561)
	(7,374)	(8,237)	(20,912)	(23,051)

LOSS BEFORE INCOME TAXES	(747,556)	(205,907)	(1,495,992)	(275,416)

Income tax benefit (expense)	-	(15,000)	-	-

NET LOSS	$(747,556)	$(220,907)	$(1,495,992)	$(275,416)

NET LOSS PER COMMON SHARE	$(.01)	$(.00)	$(.03)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	57,262,835	53,824,771	55,390,366	49,449,215

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,495,992)	$(275,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,990	117,073
Gain on disposal of equipment	(700)	-
Impairment on assets held for sale	125,000	-
Stock compensation to employees	-	66,400
Increase or decrease in:
Accounts receivable	(33,279)	(73,496)
Inventory	(63,941)	(187,946)
Other current assets	(8,183)	(23,878)
Accounts payable and accrued expenses	185,541	56,661
Total adjustments	329,428	(45,186)

NET CASH USED IN OPERATING ACTIVITIES	(1,166,564)	(320,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(337,884)	(135,484)
Proceeds from sale of equipment	700	-

NET CASH USED IN INVESTING ACTIVITIES	(337,184)	(135,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,910,595	3,023,859
Principal payments on notes payable	(44,484)	(42,720)
Retainer for financial advisor	-	(50,000)

Net cash provided by financing activities	1,866,111	2,931,139

NET INCREASE IN CASH AND CASH EQUIVALENTS	362,363	2,475,053

CASH AND CASH EQUIVALENTS, beginning of period	2,380,054	268,516

CASH AND CASH EQUIVALENTS, end of period	$2,742,417	$2,743,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$23,527	$25,561

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The information presented herein as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited.

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

Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(2) INVENTORY

We did not have work-in-process inventory at September 30, 2015 and December 31, 2014.

(3) ASSETS HELD FOR SALE

We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets. During the three months ended September 30, 2015, we determined the fair value of our High Springs location is less than our carrying value and therefore recorded an impairment loss of $125,000 to adjust the carrying value to $275,000. No impairments were identified or recorded in 2014.

(4) DEBT

We owed $536,921 and $551,913, at September 30, 2015 and December 31, 2014, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a voluntary prepayment penalty which was 3% of the principal repaid as of the date of this filing, and which decreases 1% on July 17 of each year. The loan has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long-term debt to not be less than 1.3, measured annually. We were not in compliance with this debt coverage ratio covenant for the year ending December 31, 2014. As a result, we have reclassified principal due in 2016 and beyond as current in the accompanying balance sheet.

We also owed this lender $213,091 and $242,583 at September 30, 2015 and December 31, 2014, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we voluntarily repay the loan prior to July 17, 2018. Principal due under this loan has also been reclassified as current in the accompanying balance sheet due to our non-compliance with the loan covenant referred to above.

Scheduled long-term debt obligations for the next five years and thereafter, assuming payment of debt is not accelerated due to noncompliance with debt covenant, are as follows:

Year Ending December 31,	Year
2015	$57,924
2016	62,411
2017	64,982
2018	67,658
2019	69,821
Thereafter	427,216
$750,012

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(5) STOCK TRANSACTIONS:

On July 10, 2015, the Company entered into a Securities Purchase Agreement under which it issued 2.6 million shares of its common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the Company of $1.3 million. Scarsdale Equities, LLC acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 156,000 shares of common stock at an exercise price of $0.50 per share.

On July 28, 2015, the Company received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of common stock at an exercise price of $0.25 per share.

On August 20, 2015, the Company issued 1.3 million shares of its common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the company of $650,000. Scarsdale Equities, LLC acted as financial advisor to the company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 78,000 shares of common stock at an exercise price of $0.50 per share.

As of November 9, 2015, the Company had warrants outstanding to purchase 577,500 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in 2021 and 2022.

(6) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2015, and increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

The Company reported a net loss for the three and nine months ended September 30, 2014. For the three months ended September 30, 2014, the Company reported income tax expense of $15,000, increasing the deferred tax asset valuation allowance. For the nine months ended September 30, 2014, the Company did not report income tax expense or a benefit.

(7) NET LOSS PER COMMON SHARE:

Net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented.

(8) CONCENTRATIONS:

Sales to one major customer accounted for 34% of gross sales for the nine months ended September 30, 2015. Sales to two major customers accounted for 64% of gross sales for the nine months ended September 30, 2014.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. Our annual sales of Trappsol® Cyclo™ increased to $901,000 for 2014 from $875,000 for 2013. Sales of Trappsol® Cyclo™ were $19,000 and $329,000 for the three and nine months ended September 30, 2015, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

Liquidity and Capital Resources

Our cash increased to $2,742,000 as of September 30, 2015, compared to $2,380,000 as of December 31, 2014. Our working capital was $2,484,000 as of September 30, 2015, compared to $2,134,000 at December 31, 2014. All of our debt has been classified as current at both September 30, 2015 and December 31, 2014 due to our non-compliance with a loan covenant as described below. We owed $536,921 at September 30, 2015 on a secured mortgage note and $213,091 under an equipment loan, with a bank that has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long term debt to be not less than 1.3, measured annually. We were not in compliance with this debt service coverage covenant for the year ending December 31, 2014. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

Cash used in operations for the first nine months of 2015 was $(1,167,000) compared to cash used in operations of $(321,000) for the same period in 2014. This additional use of cash was due to lower sales and increased research and development and administrative expenses associated with our International Clinical Program for our Trappsol Cyclo product in 2015.

On July 10, 2015, we issued 2.6 million shares of common stock in a private placement at a purchase price of $0.50 per share, for aggregate gross proceeds of $1.3 million. Scarsdale Equities, LLC acted as our financial advisor in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 156,000 shares of common stock at an exercise price of $0.50 per share. On July 28, 2015, we received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of common stock at an exercise price of $0.25 per share. On August 20, 2015, we issued 1.3 million shares of common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the Company of $650,000. Scarsdale Equities, LLC acted as our financial advisor company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 78,000 shares of common stock at an exercise price of $0.50 per share.

We plan to use the proceeds of our recent stock transactions for the development of the our Trappsol® Cyclo™ orphan drug product, implementation of our International Clinical Program and development of the third-generation Trappsol® Cyclo™ product, as well as business development purposes, including the expansion of our e-commerce sales, production of UltraPure™ cyclodextrin derivatives for the research, cosmetic, and medical industries, and other general corporate purposes.

Our High Springs property is currently classified as available for sale.

We have no off-balance sheet arrangements at September 30, 2015.

Results of Operations

We reported a net loss of $(748,000) and $(1,496,000) for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $(221,000) and $(275,000) for the three and nine months ended September 30, 2014, respectively.

Results of Operations - Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Total revenues for the three month period ended September 30, 2015 decreased 39% to $235,000 compared to $388,000 for the same period in 2014. Total revenues for the nine month period ended September 30, 2015 decreased 30% to $788,000 compared to $1,121,000 for the same period in 2014. Substantially all of our revenues consisted of Trappsol® product sales for these periods.

Our change in the mix of our product sales for the three and nine months ended September 30, 2015 and 2014 follows:

Trappsol® Cyclo™

Our sales of Trappsol® Cyclo™ for the three months ended September 30, 2015 decreased 82%, to $19,000 from $106,000 for the three months ended September 30 2014. Our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2015 decreased 42%, to $329,000 from $567,000 for the nine months ended September 30 2014. We had no sales to a customer who exports Trappsol® Cyclo™ to South America for the three months ended September 30, 2015, compared to $102,000 (96% of total sales of Trappsol® Cyclo™) for the three months ended September 30, 2014. Our 2014 sales to this customer were $893,000 (99% of total 2014 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market this product as a drug (in contrast to a research product) is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB for the three months ended September 30, 2015 decreased by 43%, to $125,000 from $218,000 for the three months ended September 30, 2014. Our sales of Trappsol® HPB for the nine months ended September 30, 2015 decreased by 38%, to $278,000 from $448,000 for the nine months ended September 30, 2014.

Trappsol® other products

Our sales of other Trappsol® products for the three months ended September 30, 2015 increased to $55,000 from $40,000 for the three months ended September 30, 2014. Our sales of other Trappsol® products for the nine months ended September 30, 2015 increased to $109,000 from $69,000 for the nine months ended September 30, 2014.

Aquaplex®

Our sales of Aquaplex® were $32,000 for the three months ended September 30, 2015 compared to $22,000 for the three months ended September 30, 2014. Our sales of Aquaplex® were $63,000 for the nine months ended September 30, 2015 compared to $31,000 for the nine months ended September 30, 2014.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. For the nine months ended September 30, 2015, our three largest customers accounted for 50% of our sales; the largest accounted for 34% of our sales. For the nine months ended September 30, 2014, our three largest customers accounted for 72% of our sales; the largest accounted for 53% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large orders that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% for the three months ended September 30, 2015 compared to 11% for the three months ended September 30, 2014. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 13% for the nine months ended September 30, 2015 compared to 13% for the nine months ended September 30, 2014. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of product sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014.

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. The cost of shipping from outside the U.S. also has a significant effect on our inventory acquisition costs. When we experience short-term increases in currency fluctuations or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins. Therefore, our margins on these sales may decline.

Personnel expenses decreased 13% to $223,000 for the three months ended September 30, 2015 from $258,000 for the three months ended September 30, 2014. Personnel expenses increased 11% to $551,000 for the nine months ended September 30, 2015 from $496,000 for the nine months ended September 30, 2014. This change is due to increasing our executive compensation and the number of employees. We also capitalized some of our personnel costs into our construction in progress during 2015. We expect personnel costs to continue to increase in 2015 as the result of additional employees and our International Clinical Program product development activities.

Research and development expenses were $223,000 and $399,000 for the three and nine months ended September 30, 2015, respectively, as compared to $15,000 and $94,000 for the three and nine months ended September 30, 2014, respectively. We expect research and development costs to increase in 2015 as part of our product development plan.

Repairs and maintenance expenses decreased to $7,000 for the three months ended September 30, 2015 from $23,000 for the three months ended September 30, 2014. Repairs and maintenance expenses decreased to $24,000 for the nine months ended September 30, 2015 from $61,000 for the nine months ended September 30, 2014. We expect our 2015 repairs and maintenance costs to increase with the increased operation of the dryer.

Professional fees decreased 8% to $101,000 for the three months ended September 30, 2015, compared to $110,000 for the three months ended September 30, 2014.  Professional fees increased 21% to $324,000 for the nine months ended September 30, 2015, compared to $268,000 for the nine months ended September 30, 2014.  This increase is due to additional financial advisory, public relations, and other consulting services. Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses decreased 7% to $85,000 for the three months ended September 30, 2015 compared to $91,000 for the three months ended September 30, 2014.  Office and other expenses increased 13% to $213,000 for the nine months ended September 30, 2015 compared to $189,000 for the nine months ended September 30, 2014.

Board advisory expenses increased to $140,000 and $392,000 for the three and nine months ended September 30, 2015, respectively, with minimal board advisory expenses for the three and nine months ended September 30, 2014. This increase is due to compensation of our corporate and scientific advisory board members and related expenses.

Amortization and depreciation increased 7% to $44,000 for the three months ended September 30, 2015, compared to $41,000 for the three months ended September 30, 2014. Amortization and depreciation increased 7% to $125,000 for the nine months ended September 30, 2015, compared to $117,000 for the nine months ended September 30, 2014.

Interest expense was $8,000 for the three months ended September 30, 2015 and the three months ended September 30, 2014. Interest expense decreased 8% to $24,000 for the nine months ended September 30, 2014 compared to $26,000 for the nine months ended September 30, 2014.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision during the three and nine months ended September 30, 2015.

We recorded income tax expense of $15,000 for the three months ended September 30, 2014, We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision during the nine months ended September 30, 2014.

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

CTD HOLDINGS, INC.

Date: November 12, 2015	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)