Form 10-K
period 2015-12-31
CTD HOLDINGS INC
filed 2016-03-30
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $9,070,388.50 based on the average bid and asked price of such Common Stock on such date.

As of March 17, 2016, there were 58,776,820 shares of registrant’s Common Stock outstanding.

CTD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

PART I

Item 1.  Business.

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

We are a biotechnology company focused on the use of cyclodextrins in drug development. In 2014 we filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Neimann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease found primarily in children and young adults. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC and met with the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) regarding a proposed clinical trial for the treatment of NPC to be conducted in the UK. Most recently, we were advised by the FDA that we have sufficient pre-clinical data to support a clinical trial of Trappsol® Cyclo™ in the United States, and we are preparing an Investigational New Drug (IND) application for Trappsol® Cyclo™ as a treatment for NPC. Following approval of the IND, we expect to conduct a U.S. clinical study in which we will provide Trappsol® Cyclo™ intravenously to NPC patients two years of age and older in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms.

Our core business is focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease.  Our strategy is to pursue biopharmaceutical opportunities in healthcare where we believe cyclodextrin applications have maximum value. We also sell cyclodextrins and related products and services to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development.

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

Cyclodextrins can improve the solubility and stability of a wide range of drugs. Many promising drug compounds are unusable or have serious side effects because they are either unstable or poorly soluble in water. Strategies for administering currently approved compounds involve injection of formulations requiring pH adjustment and/or the use of organic solvents. The result is frequently painful, irritating, or damaging to the patient. These side effects can be ameliorated by cyclodextrins. Cyclodextrins also have many potential uses in drug delivery for topical applications to the eyes and skin.  In 2010, one of our Trappsol® cyclodextrins was designated an orphan drug by the U.S. Food and Drug Administration.  Trappsol® Cyclo™ is the first use of a cyclodextrin as an active pharmaceutical and not just as an inactive formulation excipient.

Cyclodextrin Product Background

Cyclodextrins are donut shaped rings of glucose (sugar) molecules. Cyclodextrins are formed naturally by the action of bacterial enzymes on starch. They were first noticed and isolated in 1891. The bacterial enzyme naturally creates a mixture of at least three different cyclodextrins depending on how many glucose units are included in the molecular circle; six glucose units yield alpha cyclodextrin; seven units, beta cyclodextrin; eight units, gamma cyclodextrin. The more glucose units in the molecular ring, the larger the cavity in the center of the ring. The inside of this ring provides an excellent resting place for “oily” molecules while the outside of the ring is compatible with water, allowing clear, stable solutions of cyclodextrins to exist in aqueous environments even when an “oily” molecule is carried within the ring. The net result is a molecular carrier that comes in small, medium, and large sizes with the ability to transport and deliver “oily” materials using plain water as the solvent.  It is the ability of molecular encapsulation of compounds that makes cyclodextrins so useful chemically and pharmaceutically.

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

Use of Cyclodextrins to Treat NPC

Natural cyclodextrins have been confirmed to be generally recognized as safe (GRAS) in most of the world, including the U.S. Moreover, approvals of products containing cyclodextrins by the U.S. Food and Drug Administration since 2001 suggest that regulatory approval for new products may be easier to obtain in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl beta cyclodextrin as an excipient. In 2008, one of our clients used our product, Trappsol® hydroxypropyl beta cyclodextrin, in an FDA approved compassionate use investigational new drug protocol for the treatment of NPC. We now sell this product for industrial use under our trademark Trappsol® Cyclo™.  Our customer successfully applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of NPC in support of an Investigational New Drug protocol for a particular U.S. patient.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it exclusively for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. The doctors and patients participating in these programs, including patients that have been administered Trappsol® Cyclo™ intravenously for more than five years, have made their data available to us, and we are using that data to design our proposed clinical studies in the U.S. and abroad.

Other Cyclodextrin Uses

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

In Japan, at least twelve pharmaceutical preparations are now marketed which contain cyclodextrins; there are also multiple products in Europe and the United States.  Cyclodextrins permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, it is management’s opinion that the dollar value of the worldwide market for products containing cyclodextrins and for complexes of cyclodextrins can be substantially greater than that of the market sales of the cyclodextrin itself.

Our Cyclodextrin Products

Substantially all of our revenues are currently derived from the sale of cyclodextrins, including bio-pharmaceuticals containing cyclodextrins, cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 100 different cyclodextrins. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are cyclodextrins that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 92% and 8%, respectively, of our 2015 product sales.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

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

Our Pulse Dryer

We have identified pulse drying as a technology that promises benefits for turning commercial quantities of aqueous (liquid) solutions of Trappsol® cyclodextrins and Active Pharmaceutical Ingredients and other ingredients into a powdered solid. Pulse drying does this more economically and with less degradation to the materials than the traditional drying processes.

In 2012 we built a c-GMP (current Good Manufacturing Practice) compliant pulse drying facility to combine cyclodextrins with other ingredients to produce our Aquaplex® products rather than have them produced by others, with the intent that this would allow for a more cost efficient production and shorter lead time of larger bulk quantities. Pulse drying is a proprietary spray drying technology that uses a pulse combustion engine similar to those used in natural gas furnaces to dry aqueous liquid solutions and slurries into fine powder. To date, we have not been able to take full advantage of the capacity that the pulse dryer gives us.  We can provide no assurances we will be successful in increasing our sales volume through increased utilization of our pulse dryer.

Proposed Sale of Cyclodextrin Distribution Business

Subsequent to the end of 2015, we entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of our directors, to sell our cyclodextrin manufacturing and distribution business in order to focus exclusively on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of our Common Stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include our real property or our Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease CTD's office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including our pulse dryer. There can be no assurance that we will close the transaction.

Customers

We currently sell our products directly to customers in the diagnostics, pharmaceutical, and industrial chemical industries, and to chemical supply distributors.  In addition, in 2012, we began offering pulse drying services for the production of raw materials used primarily in industrial and consumer products. For the year ended December 31, 2015, our revenues consisted of 38% biopharmaceuticals, 54% basic natural and chemically modified cyclodextrins, and 8% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. In 2015 and 2014, one customer (UNO Healthcare, Inc.) accounted for 31% and 57% of our total revenue, respectively.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 100% of our annual sales of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

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

Competition

We face competition in the commercialization of our Trappsol® Cyclo™ orphan drug product. An effort to pursue a similar product has been announced by another company, and the disclosed team is composed of professionals in the finance and pharmaceutical industries. We believe our longstanding efforts, our close connections with patient advocacy groups in the U.S. and Europe, and the fact that we have a finished product currently in use in human patients all give us a competitive advantage.

We have also noted increased competition for the distribution of small quantities of cyclodextrins. Those we have examined are small operations or small offerings of a larger distributor that lack the focus and depth of expertise offered by the Company. They are also most often not price competitive with our products. We believe there is a perceived barrier to entry into the cyclodextrin industry because of the lack of general experience with cyclodextrins. We have established informal business relationships with many of the producers and consumers of cyclodextrins worldwide and, over more than 25 years, we have developed an unmatched experience database. We believe these relationships and market knowledge provide significant business advantages.

Research and Development

We are currently pursuing clinical programs in Europe, and expect to conduct clinical trials in the U.S. to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We plan to make substantial investment in continued research and development of our Trappsol® Cyclo™ product in connection with obtaining approval for marketing the product for the treatment of NPC. As a result of the shift in our business focus and these efforts, research and development expenses increased to $659,000 in 2015, from $94,000 in 2014.

We also conduct research and development focused on the improvement of our manufacturing processes. We occasionally initiate research to develop a new product such as a novel cyclodextrin complex that has promising applications and is not otherwise available.  We do not currently conduct, nor have we historically conducted, research and development activities or on behalf of or jointly with our customers.  Our clients bear their own research and development costs.

Government Regulation

The development, production and marketing of biological products, which include the proposed use of Trappsol® Cyclo™ to treat NPC, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., the development, manufacturing and marketing of pharmaceuticals are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act. The FDA, and comparable agencies in foreign countries, not only assesses the safety and efficacy of these products but also regulate, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA and foreign regulatory approval for a new pharmaceutical is costly and time-consuming.

Under the Federal Food, Drug and Cosmetic Act, the FDA is also given comprehensive authority to regulate the development, production, distribution, labeling and promotion of food and food additives. The FDA’s authority includes the regulation of the labeling and purity of our food additive and nutraceutical products. In the event the FDA believes any company is not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations or assess civil and/or criminal penalties against that Company.

Trappsol® Cyclo™ has been granted orphan drug status by the FDA. It has been used by a limited number of customers for the treatment of NPC under the supervision of a physician following an Investigational New Drug (IND) protocol approved by the FDA. All of our other products are sold for our customers’ research and development purposes only, and do not require FDA approval. Any use in humans as a drug or food product would require compliance with FDA regulations. Under present FDA regulations, FDA defines drugs as “articles intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in man.” In 2014, the Company submitted a Type II Drug Master File (DMF) to the FDA for Trappsol® Cyclo™ and it was accepted for filing. This DMF (#028889) can now be cited by researchers seeking IND approval for use of Trappsol® Cyclo™ in the treatment of disease. This same product is also the focus of a clinical program to achieve market authorization in Europe. As such it will be subject to the regulatory authorities in that jurisdiction including, but not limited to, the European Medicines Agency (EMEA). Trappsol® Cyclo™ has also been designated an orphan drug in Europe.

Most recently, we were advised by the FDA that we have sufficient pre-clinical data to support a clinical trial of Trappsol® Cyclo™ in the United States, and we are preparing an Investigational New Drug (IND) application for Trappsol® Cyclo™ as a treatment for NPC. Following approval of the IND, we expect to conduct a U.S. clinical study in which we will provide Trappsol® Cyclo™ intravenously to NPC patients two years of age and older in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms.

There have also been a number of federal and state legislative changes made over the last few years regarding the pricing of pharmaceutical products, government control and other changes to the healthcare system of the U.S. It is uncertain how such legislative changes will be adopted or what actions federal, state or private payers for medical goods and services may take in response to such legislation. We cannot predict the effect such healthcare changes will have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Employees

As of December 31, 2015, we employed nine people on a full-time basis. None of our employees belong to a union.  We believe relations with our employees are good.

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

Item 1A.  Risk Factors.

We have suffered recent losses and our future profitability is uncertain.

Following the shift in our business plan, we have incurred net losses of $2.6 million and $593,000 for the years ended December 31, 2015 and December 31, 2014, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

We are largely dependent upon the success of our Trappsol® Cyclo™ product, which may never receive regulatory approval or be successfully commercialized.

While we sell cyclodextrins for use and research in numerous industries, our lead drug candidate, Trappsol® Cyclo,™ is the focus of much of our management team’s development efforts. The product is currently designated as an orphan drug in the United States and Europe. We plan to make substantial investment in continued research and development of our Trappsol® Cyclo™ product in connection with obtaining approval for marketing the product for the treatment of NPC. The potential population of patients is small, and our ability to market the drug for use other than research is severely constrained by regulatory restrictions. In the course of its development, our Trappsol® Cyclo™ drug product will be subject to extensive and rigorous government regulation through the European Medicines Agency in the E.U. and through the Food and Drug Administration (FDA) in the United States. Regulatory approval in any jurisdiction cannot be guaranteed. There can be no guarantees that our product will be deemed by the regulatory agencies of any jurisdiction to be effective and safe in the treatment of NPC or any other disease. Despite the time and expense involved in developing a drug candidate, failure of a drug candidate can occur at any stage of development and for many reasons, including without limitation negative or inconclusive results from pre-clinical data or clinical trials. Failure to comply with applicable regulatory requirements in any jurisdiction, either before or after product approval, may subject us to administrative or judicially imposed sanctions.

We will need additional capital to fund our operations as planned.

For year ended December 31, 2015, our operations used approximately $1,989,000 in cash. This cash was provided by cash on hand and from the proceeds of equity issuances, including $1,911,000 raised during 2015 through the sale of 4,214,465 shares of our Common Stock in a series of private placements. We will need additional capital to maintain our operations, continue our research and development programs, commence and conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	refusals or delays in the approval of applications or supplements to approved applications;

●	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;

●	fines, warning letters, or holds on clinical trials;

●	import or export restrictions;

●	injunctions or the imposition of civil or criminal penalties;

●	restrictions on product administration, requirements for additional clinical trials, or changes to product labeling requirements; or

●	recommendations by regulatory authorities against entering into governmental contracts with us.

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

We rely upon third parties for the manufacture of Trappsol® Cyclo™ and are dependent on their quality and effectiveness.

Our primary drug candidate requires precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the failure to conform to c-GMP (current Good Manufacturing Practice), or to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, patient injury or death, and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s c-GMP regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our product candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

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

We have invested approximately $1,340,000 in our pulse dryer, a solar electric renewable energy system, and a solar thermal collection system.  Our pulse dryer has been under-utilized since it became operational in 2012. We do not currently have any toll drying orders outstanding and have not been successful in selling additional pulse drying services. If we are unable to utilize the capacity offered by our pulse drying facility, we may be unable to service the debt we incurred to complete it or the expense we incur to maintain it. Our focus on marketing efforts relating to pulse drying services may also take our management’s time and attention away from our core business. If we are unable to effectively utilize the facility, our business and financial condition could be materially and adversely affected.

One of our customers accounts for a substantial portion of our revenue, and the loss of this customer would have a material adverse effect on our results of operations and reduce our ability to service our debt obligations.

Our single largest customer accounted for 31% of our total sales in fiscal 2015. Our largest five customers collectively accounted for 59% of total sales in fiscal 2015. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customer(s). In addition, our ability to service our debt obligations would be negatively impacted because timely payments by these major customers are sometimes crucial to cash flow.

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

We may be negatively affected by currency exchange rate fluctuations.

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

As of December 31, 2015, we owed approximately $720,000 to our senior lender.   Our total monthly payment of principal and interest is $7,557, which we expect to pay out of operating cash flow.   We were not in compliance with a debt service coverage ratio covenant for the years ended December 31, 2015 and 2014, which has caused us to classify the entire amount as current on our balance sheets. While we are current with our payments of principal and interest under all our loan agreements and have not received any formal notice from the bank regarding our noncompliance, there can be no assurance that our lender will not accelerate all of its loans. In such event, if we are unable to refinance the debt, we will need to repay the indebtedness with our cash on hand. This could have a material adverse effect on us by diverting cash intended for use in developing a clinical trial program or for other business development efforts.

Even if we are not required to repay our indebtedness prior to is stated maturity, our indebtedness could still have adverse consequences. For example, it could:

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

As of March 17, 2015, C.E. Rick Strattan, our founder and one of our directors, held the power to vote 20,468,385 shares of Common Stock (including 19,837,647 shares of Common Stock held directly by Mr. Strattan and 630,738 shares of Common Stock owned by a tax exempt organization over which Mr. Strattan has sole voting and dispositive power), or approximately 34.8% of the issued and outstanding shares of Common Stock. Accordingly, Mr. Strattan has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as a director of the Company, the personal interests of Mr. Strattan may conflict with, or differ from, the interests of other holders of our capital stock. Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s board for seven (7) years, which slate will be required to include two representatives of investors in the private placement consummated on the same date. This arrangement could have the effect of preventing a change of control of the Company. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of our executive officers and certain other key employees, including N. Scott Fine, our Executive Chairman and Chief Executive Officer, and Jeffrey L. Tate, Ph.D., our Director, Chief Operating Officer and Chief Scientific Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers or employees do not remain with us.

We do not have a majority independent board of directors or independent audit committee.

Our Board of Directors is currently comprised of seven people, four of whom are currently or were recently employed by the Company. Accordingly, a majority of our directors do not qualify as “independent” using the definition set forth in the NASDAQ Marketplace Rules. In addition, our audit, compensation and governance committees, are not comprised exclusively of independent directors. Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not have the protection afforded by a board with a majority of independent directors and an independent audit committee which are some of the traditional procedural safeguards that protect the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with a majority of independent board members.

Broker-dealers may be discouraged from effecting transactions in our Common Stock because it is considered a penny stock and is subject to the penny stock rules.

Our Common Stock currently constitutes “penny stock.”  Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share.  Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (“SEC”) relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

In 2000, we bought a series of buildings totaling approximately 6,000 sq. ft. on approximately 40 acres near the City of High Springs, Florida, for $210,000. Prior to September 30, 2011, we used the property as our corporate headquarters.  During 2011, we changed the property’s classification to held for sale and discontinued recognizing depreciation.  In 2013, we recorded an impairment charge of $95,456. In 2015, we recorded an additional impairment charge of $125,000. We sold this property in January 2016 for $275,000.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock currently trades on the OTCQB under the symbol CTDH. Since the commencement of trading of the company’s securities, there has been an extremely limited market for its securities. The following table sets forth high and low bid quotations for the quarters indicated as reported by the OTCQB.

		High	Low
2014	First Quarter	$0.40	$0.07
	Second Quarter	$1.03	$0.36
	Third Quarter	$0.99	$0.55
	Fourth Quarter	$0.75	$0.52

2015	First Quarter	$0.71	$0.52
	Second Quarter	$0.67	$0.39
	Third Quarter	$0.78	$0.41
	Fourth Quarter	$0.72	$0.46

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 17, 2016, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 98.

Dividend Policy

The Company paid no dividends in 2015 and will not pay any cash dividends on its Common Stock in 2016 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $352,000 for 2015 from $901,000 for 2014. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

Most recently, we were advised by the FDA that we have sufficient pre-clinical data to support a clinical trial of Trappsol® Cyclo™ in the United States, and we are preparing an Investigational New Drug (IND) application for Trappsol® Cyclo™ as a treatment for NPC. Following approval of the IND, we expect to conduct a U.S. clinical study in which we will provide Trappsol® Cyclo™ intravenously to NPC patients two years of age and older in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms.

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

Pulse Drying Services

In 2011, we installed a pulse dryer system on our premises to manufacture cyclodextrin complexes. We started operating the pulse dryer in January 2012 through our wholly owned subsidiary, NanoSonic Products, Inc. We intend to use our pulse dryer as a proprietary purification technology to develop our UltraPure™ line of cyclodextrin material. We have prospective clients for this material and potential additional customers for other UltraPure™ grades of cyclodextrins that include cell culture supply producers, medical diagnostic test kit manufacturers and pharmaceutical formulation developers. This technology can be easily modified to include other cyclodextrins in our product catalog. We also offer third parties the use of our pulse dryer for the manufacture of products to their specifications but have not generated any revenues to date from this service.

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

Proposed Sale of Cyclodextrin Distribution Business

Subsequent to the end of 2015, we entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of our directors, to sell our cyclodextrin manufacturing and distribution business in order to focus exclusively on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of our Common Stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include our real property or our Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease CTD's office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including our pulse dryer. There can be no assurance that we will close the transaction.

Liquidity and Capital Resources

Our cash decreased to $1,842,000 as of December 31, 2015, from $2,380,000 at December 31, 2014. Our working capital was $1,511,000 at December 31, 2015 compared to $2,134,000 at December 31, 2014. All of our debt has been classified as current at both December 31, 2015 and December 31, 2014 due to our non-compliance with a loan covenant as described below.  Cash used in operations for 2015 increased to $1,989,000 compared to $631,000 for 2014.  Our decrease in cash and working capital is due to our net loss. The increase in cash used in operations is due primarily to our net loss from increasing our expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised, and increased board advisory fees. We owed $516,685 on a secured mortgage note and $233,052 under an equipment loan at December 31, 2015. We were not in compliance with a debt service coverage ratio covenant for the years ended December 31, 2015 and 2014. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

The Company presently believes that it has sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months. Additional capital will be required in the future to develop our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions.

On January 21, 2016, we closed on the sale of our real property located in High Springs, Florida, which had been previously classified on the our balance sheets as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid us $10,000 in cash and we received a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016.

On July 10, 2015, we issued 2,600,000 shares of Common Stock in a private placement and received gross proceeds of $1,300,000, prior to expenses.

On July 28, 2015, we received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of Common Stock at an exercise price of $0.25 per share.

On August 20, 2015, we issued 1,300,000 shares of Common Stock in a private placement and received gross proceeds of $650,000, prior to expenses.

We plan to use the proceeds of our recent stock transactions primarily for the development of our Trappsol® Cyclo™ orphan drug product, including implementation of our International Clinical Program and U.S. clinical trials and designs, and other general corporate purposes.

In July 2013, we refinanced all of our long-term debt, resulting in a $296,000 equipment loan with a seven year amortization, and a $579,000 mortgage loan with a ten year amortization and a balloon payment of $350,000 due in July 2023.  We reduced our interest rate to 3.99% on each and our combined monthly payment is $7,557.  The loans are secured by all equipment of the Company and the Company’s corporate offices in Alachua, Florida, respectively. We were not in compliance with a debt service coverage ratio covenant for the years ending December 31, 2015 and 2014.

We maintain a $100,000 line of credit with an interest rate of the higher of prime plus 1.8% or 4.75%. There was a balance outstanding at December 31, 2015 of $34,296. There was no balance outstanding at December 31, 2014.

During 2015, we completed our sales and training center at a cost of $156,000, and capitalized an additional $272,000 for our new executive office suite.

At December 31, 2015, we have approximately $3,683,000 in net state and federal operating loss carryforwards expiring from 2020 through 2035 that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We have no off-balance sheet arrangements as of December 31, 2015.

Results of Operations - 2015 compared to 2014

For 2015, we incurred a net loss of $2,551,000, compared to a net loss in 2014 of $593,000. Total revenues for 2015 were $950,000 compared to $1,567,000 for 2014.

Our change in the mix of our product sales for 2015 and 2014 is as follows:

Trappsol ® Cyclo™

Our sales of Trappsol® Cyclo™ decreased 61% to $352,000 for 2015 from $901,000 for 2014.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $296,000 (84% of total sales of Trappsol® Cyclo™) for 2015. Our annual 2014 sales to this customer were $893,000 (99% of total 2014 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB decreased 25% to $388,000 for 2015 from $515,000 for 2014.

Trappsol® other products

Our sales of other Trappsol® products increased by 16%, to $124,000 from $107,000 for 2015 and 2014, respectively.

Aquaplex®

Our sales of Aquaplex® increased to $75,000 for 2015 compared to $36,000 for 2014, and are primarily attributable to a single customer. The increase in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for last five years are 2015 - $75,474, 2014 - $34,027, 2013 - $2,907, 2012 - $77,569, 2011 - $139,861.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2015, our five largest customers (Uno Healthcare, Inc., Siemens Medical Solutions USA, Inc., Sigma-Aldrich Fine Chemicals, Inc., Thermofisher Scientific Diagnostics, Inc., and Charles River Laboratories, Inc.) accounted for 59% of our revenues, and the largest accounted for 31% of our revenues.   In 2014, our four largest customers (Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., and Qiagen) accounted for 80% of our revenues, and the largest accounted for 57% of our revenues. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) decreased to $124,000 for 2015 compared to $273,000 for 2014. Our cost of products sold as a percentage of product sales decreased to 13% for 2015 from 17% for 2014.  This decrease was due to the sales make up by product mix as well as customer order size from year to year.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. We have four employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

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

Personnel expenses increased 40% to $908,000 for 2015, from $649,000 for 2014.  The increase in personnel expense is due to an increase in the number of employees and employee healthcare benefits. We expect personnel costs to continue to increase in 2016 as the result of additional employees and our International Clinical Program product development activities.

Research and development expenses increased to $659,000 for 2015, from $94,000 for 2014. The increase in research and development expense is due to the International Clinical Program. We expect research and development costs to increase in 2016 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased 49% to $33,000 for 2015 from $65,000 for 2014.

Professional fees increased 5% to $456,000 for 2015 from $433,000 for 2014.  Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses decreased 27% to $333,000 for 2015 from $453,000 for 2014.

Board of Directors fees and costs were $526,000 for 2015 and $111,000 for 2014. This increase is due to compensation of our Chairman of the Board (who now serves as our Chief Executive Officer) and scientific advisory board members in 2015, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation increased 11% to $169,000 for 2015 from $152,000 for 2014.  The increase is due to continued capital improvements to our facility.

Freight and shipping decreased 31% to $8,000 for 2015 from $11,000 for 2014. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We recorded an expense for slow moving inventory of $17,000 for 2015.

We recorded an impairment expense on our property held for sale of $125,000 for 2015.

Interest expense decreased to $31,000 for 2015, from $34,000 for 2014.

We increased our valuation allowance to 100% of our deferred tax deferred tax asset and recognized $120,000 income tax expense in 2015. We had no income tax benefit or provision for 2014.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2015, we fully reserved for our net deferred tax asset with a $1,239,000 valuation allowance. We increased our valuation allowance by $1,029,000 in 2015 to reduce our recognized deferred tax asset to zero.

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by the extent to which we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings (loss) experience, expectations of future expenses from research and development and product development, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2015.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTD Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ WithumSmith+Brown, PC

Orlando, Florida

March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTD Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTD Holdings, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Averett, Warmus, Durkee, P.A.

Orlando, Florida

March 25, 2015

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,842,233	$2,380,054
Accounts receivable, net	55,636	80,981
Inventory	610,166	575,176
Other current assets	14,851	13,277
Total current assets	2,522,886	3,049,488

PROPERTY AND EQUIPMENT, NET	1,892,943	1,645,703

OTHER ASSETS
Property held for sale	275,000	400,000
Deferred tax asset	-	120,000
Deferred costs, net of accumulated amortization of $11,732 and $8,267, respectively	66,424	69,888
Total other assets	341,424	589,888

TOTAL ASSETS	$4,757,253	$5,285,079

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$257,537	$120,646
Notes payable	719,737	794,496
Line of credit	34,296	-
Total current liabilities	1,011,570	915,142

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 58,670,347 and 54,420,882 shares issued and outstanding, respectively	5,867	5,442
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	9,015,582	7,088,891
Accumulated deficit	(5,275,766)	(2,724,396)
Total stockholders' equity	3,745,683	4,369,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,757,253	$5,285,079

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

REVENUES
Product sales	$950,455	$1,567,436

EXPENSES
Personnel	907,744	648,531
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	124,425	272,641
Research and development	658,505	94,133
Repairs and maintenance	32,985	65,072
Professional fees	456,636	432,993
Office and other	332,531	342,291
Board of Directors fees and costs	526,480	110,744
Amortization and depreciation	169,030	152,446
Freight and shipping	7,569	10,899
Gain on disposal of equipment	(700)	-
Inventory write down	17,000	-
Impairment on property held for sale	125,000	-
	3,357,205	2,129,750

LOSS FROM OPERATIONS	(2,406,750)	(562,314)

OTHER INCOME (EXPENSE)
Investment and other income	6,670	3,300
Interest expense	(31,290)	(33,673)
Total other income (expense)	(24,620)	(30,373)

LOSS BEFORE INCOME TAXES	(2,431,370)	(592,687)

PROVISION FOR INCOME TAXES	(120,000)	-

NET LOSS	$(2,551,370)	$(592,687)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	56,209,420	50,543,101

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2013	37,455,882	$3,745	$3,923,049	$(2,131,709)	$1,795,085

Sale of common stock	15,725,000	1,573	3,022,286	-	3,023,859

Exchange of common stock for one share of preferred stock	1,000,000	100	(100)	-	-

Stock compensation	240,000	24	143,656	-	143,680

Net loss	-	-	-	(592,687)	(592,687)

Balance, December 31, 2014	54,420,882	$5,442	$7,088,891	$(2,724,396)	$4,369,937

Sale of common stock	3,900,000	390	1,831,589	-	1,831,979

Exercise of common stock warrants	314,465	31	78,585	-	78,616

Stock compensation	35,000	4	16,517	-	16,521

Net loss	-	-	-	(2,551,370)	(2,551,370)

Balance, December 31, 2015	58,670,347	$5,867	$9,015,582	$(5,275,766)	$3,745,683

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,551,370)	$(592,687)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,030	152,446
Gain on disposal of equipment	(700)	-
Impairment on property held for sale	125,000	-
Inventory valuation allowance	17,000	-
Deferred income taxes	120,000	-
Stock compensation to employees	48,200	71,920
Stock compensation to nonemployees	26,400	88,280
Increase or decrease in:
Accounts receivable	25,345	18,301
Inventory	(45,557)	(327,720)
Other current assets	(1,574)	(3,221)
Accounts payable and accrued expenses	78,812	(38,481)
Total adjustments	561,956	(38,475)

NET CASH USED IN OPERATING ACTIVITIES	(1,989,414)	(631,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(419,239)	(173,880)
Proceeds from sale of equipment	700	-

NET CASH USED IN INVESTING ACTIVITIES	(418,539)	(173,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	1,910,595	3,023,859
Payments on notes payable	(74,759)	(57,279)
Proceeds from line of credit	54,796	-
Payments on line of credit	(20,500)	-
Retainer for financial advisor	-	(50,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,870,132	2,916,580

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(537,821)	2,111,538

CASH AND CASH EQUIVALENTS, beginning of period	2,380,054	268,516

CASH AND CASH EQUIVALENTS, end of period	$1,842,233	$2,380,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$31,290	$33,673

Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at December 31, 2015 and 2014 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  No impairments were identified or recorded in 2015 or 2014.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(g) PROPERTY HELD FOR SALE–– Property held for sale consists of 40 acres of land and buildings located in High Springs, Florida.  This property was used for operations and our corporate offices through September 30, 2011, and is currently vacant.  Property is classified as held for sale when management’s intent is to sell the property and the applicable accounting criteria are satisfied.  This determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur.  Actual results could differ from those assumptions.  Upon designation as held for sale, the carrying values of the assets are recorded at the lower of the carrying value or the estimated fair value, less estimated selling costs.  Assets held for sale are no longer depreciated.  We periodically review our property held for sale to determine if the carrying value of assets may not be recoverable. If we identify impairment, a loss is recognized for the difference between the carrying amount and the estimated market value of the assets.  In 2013, an impairment loss of $95,455 was recorded to adjust the carrying value to $400,000.  In 2015, an additional impairment loss of $125,000 was recorded, to adjust the carrying value to $275,000. This property was sold in January 2016 for $275,000 (See Note 10).

(h) DEFERRED COSTS––Deferred costs consist primarily of loan costs. Deferred costs are amortized using the straight-line method over their respective estimated useful lives, which approximates the effective interest method.

(i) REVENUE RECOGNITION––We recognize revenue from product sales, royalties, and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. At December 31, 2015 and 2014, there is no deferred revenue.

(j) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(l) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred.

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 577,500 and 657,965 common shares were antidilutive for 2015 and 2014, respectively.

(o) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants.  An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2015 or 2014.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.  As previously disclosed, we recorded an impairment of $95,455 on property held for sale in 2013, and an additional impairment of $125,000 in 2015.  The impairment was determined based on actual transactions of similar property, a Level 2 input.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of our long-term debt is estimated based on the present value of the underlying cash flows discounted at current rates offered the Company for similar debt.  At December 31, 2015 and 2014, the carrying value of long-term debt approximated fair value.

(q) LIQUIDITY––For the year ended December 31, 2015, the Company incurred a net loss of $2,551,000 and had cash flows used in operations of $1,989,000. At December 31, 2015, the Company had a cash balance of $1,842,000 and working capital of $1,511,000. The Company is actively seeking to raise capital through the sale of its common stock. In the event that the Company can not raise sufficient capital, management may have to reduce expenditures related to its operations.

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

(s) RECLASSIFICATIONS––Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported net income or stockholders equity.

(t) NEW ACCOUNTING PRONOUNCEMENTS––The Financial Accounting Standards Board (FASB) has issued various Accounting Standards Updates (ASUs), including ASU 2014-09, Revenue from Contracts with Customers, as subsequently amended; ASU 2014-15, Presentation of Financial Statements-Going Concern; ASU 2015-03, Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs); ASU 2015-17, Income Taxes; and ASU 2016-02, Leases, which are effective in future fiscal years. We do not expect the adoption of these standards to have a material effect on our financial position or results of operations.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(2) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2015, one major customer accounted for 31% of total revenues. In 2014, one major customer accounted for 57% of total revenues.

Substantially all inventory purchases were from three vendors in 2015 and 2014. These vendors are located primarily outside the United States.

We have two sources for our Aquaplex® products. However, we have manufactured these products in the past and could do so again, if necessary. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2015, our revenues consisted of 38% biopharmaceuticals, 34% basic natural and chemically modified cyclodexterins, and 8% cyclodexterin complexes. For the year ended December 31, 2014, our revenues consisted of 58% biopharmaceuticals, 40% basic natural and chemically modified cyclodexterins, and 8% cyclodexterin complexes.

(3) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(a) DEMAND AND CERTIFICATE OF DEPOSITS––We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits. The bank accounts may exceed Federally insured levels; however, we have not experienced any losses in such accounts.

(b) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Five customers accounted for 89% of the accounts receivable balance at December 31, 2015. Two customers accounted for 77% of the accounts receivable balance at December 31, 2014. We have no policy requiring collateral or other security to support our accounts receivable.

(4) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

	2015	2014

Land	$92,181	$86,181
Building and improvements	656,835	500,516
Machinery and equipment	1,455,010	1,455,839
Office Furniture and equipment	49,409	47,932
	2,253,435	2,090,468
Less: accumulated depreciation	632,279	465,135
	1,621,156	1,625,333

Building improvements not in service	271,787	20,370

Property and equipment, net	$1,892,943	$1,645,703

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(5) NOTES PAYABLE:

We owed $516,685 and $551,913, at December 31, 2015 and 2014, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010.  We refinanced our mortgage in July 2013.  Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a voluntary prepayment penalty which was 3% of the principal repaid as of the date of this filing, and which decreases 1% on July 17 of each year. We were not in compliance with a debt coverage ratio covenant for the year ending December 31, 2015 or 2014. As a result, we have reclassified the principal due beyond one year as current in the accompanying balance sheets.

We also owed this lender $203,052 and $242,583 at December 31, 2015 and 2014, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations.  We refinanced our equipment note in July 2013, in conjunction with our mortgage refinancing. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we voluntarily repay the loan prior to July 17, 2018. Principal due under this loan has also been reclassified as current in the accompanying balance sheet due to our non-compliance with the loan covenant referred to above.

Scheduled debt obligations on both loans for the next five years and thereafter are as follows, assuming the bank does not call the loans due to the debt covenant non-compliance:

Year Ending December 31,	Year
2016	$62,411
2017	64,982
2018	67,658
2019	70,446
2020	52,889
Thereafter	401,351
$719,737

We maintain a $100,000 line of credit, with interest due monthly at prime plus 1.45%, with a minimum rate of 4.75% (4.75% at December 31, 2015), due in full May 2017, unless further extended. The line of credit is collateralized by our inventory, accounts receivable, equipment, general intangibles and fixtures.  The credit line is also cross collateralized with our mortgage and equipment loans.  There was a $34,296 balance outstanding at December 31, 2015, and no balance outstanding at December 31, 2014.

(6) STOCK TRANSACTIONS:

On February 19, 2014, the Company received $500,000 for the issuance of 10,000,000 shares of its Common Stock, less $37,640 in direct legal expenses, in connection with a securities purchase agreement with certain investors.

In connection with the closing of the February 2014 Common Stock transaction, the Company’s then Chief Executive Officer, C.E. Rick Strattan, converted his share of Series A Preferred Stock into 1,000,000 shares of the Company’s Common Stock. The share of Series A Preferred Stock was the only share of Series A Preferred Stock outstanding. Initially issued in 2004 to Mr. Strattan in exchange for the surrender of 1,029,412 shares of Common Stock then owned by him, the Series A Preferred Stock carried certain voting rights that entitled its holder to cast a number of votes representing a majority of the votes entitled to be cast by all of the Company’s capital stock. It was convertible by its terms into a number of shares of Common Stock to be agreed mutually by the Company and the holder at the time of conversion. The conversion was effected through a Conversion Agreement, dated as of February 19, 2014, between the Company and Mr. Strattan. The conversion of the Series A Preferred Stock was a condition to the closing of the February 2014 transaction.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(6) STOCK TRANSACTIONS: (CONTINUED)

In April 2014, we entered into entered into a one-year agreement with Scarsdale Equities, LLC (“Scarsdale”) to act as our financial advisor and exclusive placement agent. Under the agreement, Scarsdale is entitled to a fee with respect to each private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of such financing, and a seven-year warrant to purchase 6% of the securities issued as a part of such financing, with an exercise price equal to 100% of the offering price of the securities sold during the term of the agreement. The agreement also provides for payment of the above fees for any financing within one year of the expiration of the term, with investors identified by Scarsdale during the term. N. Scott Fine, a director of the Company, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son is currently employed by Scarsdale and is active on our account.

On April 9, 2014, the Company entered into a Securities Purchase and Collaboration Agreement with Novit, L.P., a Delaware limited partnership and an investment arm of U.S. Pharmacia, and issued 4,000,000 shares of its Common Stock to Novit for gross proceeds to the Company of $1,000,000. In connection with the financing, the Company paid Scarsdale $60,000 and issued warrants to it and its designees to purchase 240,000 shares of Common Stock at an exercise price of $0.25 per share expiring April 2021.

Pursuant to the terms of the Agreement with Novit, the Company also agreed to give USP Zdrowie Sp. z o.o. (“USP”), a company organized under the laws of Poland and an affiliated entity of Novit, a “first look” for 60 days from the date of notice to USP by the Company, at any new products involving cyclodextrin technology developed or formulated by the Company for potential use by USP in its own product portfolio in certain Eastern European markets, prior to the Company marketing or selling such products in the same region for use in the over-the-counter pharmaceutical markets, and to explore other ways in which the Company’s cyclodextrin products may offer improvements to USP’s product portfolio.

On July 22, 2014, the Company entered into a Securities Purchase Agreement with a group of qualified private investors led by Novit L.P. The Company issued 1,725,000 shares of Common Stock and received gross proceeds of $1,725,000. In connection with the financing, the Company paid Scarsdale $103,500 and issued warrants to it and its designees to purchase 103,500 shares of Common Stock at an exercise price of $1.00 per share expiring July 2021.

In August 2014, the Company granted 100,000 shares of Common Stock to Jeff Tate (our President at that time). The Company expensed $66,400 for the year ended December 31, 2014.

On November 7, 2014, the Company awarded 10,000 shares of Common Stock to employees as a bonus. The Company also issued 10,000 shares of Common Stock to a scientific consultant, and 120,000 shares of Common Stock to its board of directors. The Company expensed $77,280.

On January 21, 2015, the Company awarded 35,000 shares of Common Stock to a consultant for past services. The Company accrued and expensed $16,520 in 2014.

On July 10, 2015, the Company entered into a Securities Purchase Agreement under which it issued 2.6 million shares of its Common Stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the Company of $1.3 million. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and was issued seven-year warrants to purchase 156,000 shares of Common Stock at an exercise price of $0.50 per share.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(6) STOCK TRANSACTIONS: (CONTINUED)

On July 28, 2015, the Company received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of Common Stock at an exercise price of $0.25 per share.

On August 20, 2015, the Company issued 1.3 million shares of its Common Stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the company of $650,000. Scarsdale acted as financial advisor to the company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and it and its was designees were issued seven-year warrants to purchase 78,000 shares of Common Stock at an exercise price of $0.50 per share.

The following table presents the number common stock warrants outstanding at year end December 31, 2015 and 2014.

Warrants outstanding, December 31, 2013	314,465
Issued	343,500
Exercised	-
Expired	-
Warrants outstanding, December 31, 2014	657,965
Issued	234,000
Exercised	(314,465)
Expired	-
Warrants outstanding, December 31, 2015	577,500

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates at December 31, 2015:

Warrants Issued	Exercise Price	Expiration Date

240,000	$0.25	April 2021
103,500	$1.00	July 2021
156,000	$0.50	July 2022
78,000	$0.50	August 2022
577,500

(7) PREFERRED STOCK:

In 2004, we amended our Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock consisting of one share and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by all shareholders. Each share of Series A Preferred Stock has a par value and liquidation preference of $.0001. In 2004, we issued one share of the Series A Preferred Stock to our majority common shareholder in exchange for 1,029,412 shares of Common Stock held by the majority common shareholder, which were surrendered to the Company and cancelled. See Note 6 regarding the redemption of the Series A Preferred Stock in 2014.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $1,386,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2015, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior nine years, the trend of increased revenues from 2006 through 2013, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include our recent net losses, our plans for continued clinical trial and product development expenses, the timing of expiration of the net operating loss carryforwards prior to being utilized, unpredictability of future sales and profitability, the unknown future operating results from our pulse drying facility, competition from others, and new government regulations.  We determined greatest weight should be given to our plans for continued clinical trial and product development expenses, trend of increasing expenses, and recent net operating losses in our evaluation.

For 2014, we calculated our deferred tax asset using the temporary deductible timing differences plus the net operating loss carryforward multiplied by our expected effective income tax rate.  We estimated our future taxable income based on historical results and expected future trends in sales and margins.  We estimated the timing of deducting our temporary deductible differences.  We estimated the amount of our net operating loss carryforward we would be able to utilize prior to expiration.  The difference between our gross deferred tax asset and the amount expected to be utilized was recorded as a valuation allowance.  We remeasure our valuation allowance each quarter based on changes in our current and expected future sales and margins, and changes in the other factors of both positive and negative evidence.

We have available at December 31, 2015, unused federal and state net operating loss carryforwards totaling approximately $3,683,000 that may be applied against future taxable income.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(8) INCOME TAXES: (CONTINUED)

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2020	$174,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	2,357,000
Total	$3,683,000

During 2014, the Company believes a change in ownership pursuant to Section 382 of the Internal Revenue Code occurred. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation. At December 31, 2015, the amount of net operating losses subject to an annual Section 382 limitation has not been determined.

For 2015, we recognized a $120,000 provision for income taxes, which was due to the increase in our valuation allowance to 100% of net deferred tax assets. Our net deferred tax asset before the valuation allowance increased $1,029,000 from 2014 to 2015, which is primarily the result of an additional net operating loss for 2015. We increased our valuation allowance to offset this increase in our deferred tax asset as well as our previously recognized deferred tax assets. For 2014, we did not recognize a benefit or provision for income taxes.  Our net deferred tax asset before the valuation allowance increased $162,000 from 2013 to 2014, which is primarily the result of an additional net operating loss for 2014, less the expiration of prior unused net operating losses. We increased our valuation allowance to offset this increase in our deferred tax asset. Our valuation allowance percentage was 37% of deferred tax assets at December 31, 2014.

The components of our provision for income taxes are as follows for the years ended December 31:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total Current	$-	$-

Deferred:
Federal	$102,460	$-
State	17,540	-
Total Deferred	(120,000)	-

Total tax expense	$(120,000)	$-

Significant components of our deferred Federal income taxes were as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,386,000	$498,000
Impairment allowances	89,000	36,000
Stock compensation	28,000	40,000
Less valuation allowance	(1,239,000)	(210,000)
Deferred tax assets, net of valuation	264,000	364,000
Deferred tax liabilities:
Property and equipment	(264,000)	(244,000)
Deferred tax liabilities	(264,000)	(244,000)

Net tax assets	$-	$120,000

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(8) INCOME TAXES: (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 34% is summarized as follows:

	2015	2014

Tax benefit (expense) at Federal statutory rate	$827,000	$202,000
Effect of State taxes	88,000	16,000
Nondeductible expenses	(6,000)	1,000
Expiration of net operating loss	-	(57,000)
Valuation allowance – deferred tax assets	(1,029,000)	(162,000)
Total tax benefit (provision)	$(120,000)	$-

We file income tax returns in the U.S. Federal jurisdiction, and in various state jurisdictions. We are no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2012.

We have reviewed and evaluated the relevant technical merits of each of our tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the financial statements of the Company. When applicable, interest and penalties will be reflected as a component of income tax expense.

(9) EMPLOYEE BENEFIT PLAN:

We maintain a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. We may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2015 and 2014, we elected to match the employee’s contribution, not to exceed 4% of compensation. Our 401(k) contribution was $16,597 and $10,118 for 2015 and 2014, respectively.

(10) SUBSEQUENT EVENTS:

On January 21, 2016, the Company closed on the sale of its real property located in High Springs, Florida, which had been previously classified on the Company’s balance sheets as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash and delivered to the Company a promissory note in the principal amount of $265,000, and a mortgage in favor of the Company securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016, with the unpaid balance due in February 2023.

Subsequent to the end of 2015, the Company entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of the Company’s directors, to sell the Company’s cyclodextrin manufacturing and distribution business. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of Company Common Stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include the Company’s real property or Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease the Company’s office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including the pulse dryer. There can be no assurance that the Company will close the transaction.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 17, 2016:

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	59	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	58	Director, Chief Operating Officer, Chief Scientific Officer	2010
George L. Fails	71	Director, Executive Vice President and Operations Manager	2001
C.E. Rick Strattan	70	Director	1990
Markus W. Sieger	50	Director	2014
F. Patrick Ostronic	60	Director	2014
Judge Joseph J. Farnan	70	Director	2015

N. Scott Fine has been a Director of the Company since February 2014, and became our Chief Executive Officer on September 14, 2015.  From 2004 until 2014, he was a principal at Scarsdale Equities, an investment banking firm located in New York City. Mr. Fine has been involved in investment banking for over 35 years working on a multitude of debt and equity financings, buy and sell side M&A, strategic advisory work and corporate restructurings. The majority of his time has been focused on transactions in the healthcare and consumer products area, including time with The Tempo Group of Jakarta, Indonesia when Mr. Fine and his family resided in Jakarta for a period of two years.

Mr. Fine currently serves on the board of directors of Kenon Holdings Ltd, a spin-off from the Israel Corporation Ltd., and Forward Industries, Inc., both of which are public companies.  Additionally, Mr. Fine serves on the board of the Global Virus Network.  Mr. Fine also served as Sole Director of Better Place Inc. from 2013 until 2015, where he successfully managed the global wind down of the company.

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

Dr. Jeffrey L. Tate has served as a Director of the Company since August 2010 and since September 14, 2015 has served as our Chief Operating Officer. Prior to Mr. Fine’s appointment as Chief Executive Officer, Dr. Tate served as our President (from August 2010) and Chief Executive Officer (from July 2014).  Dr. Tate has been President and CEO of NanoSonic Products, Inc., and Sphingo Biotechnology, Inc., wholly-owned subsidiaries of the Company since 2010.  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets products manufactured using pulse drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company.  From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

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

C.E. Rick Strattan has served as Director of the Company since 1990.  Mr. Strattan served as Chairman & CEO from 1990 to 2014, and as treasurer of the Company from August 1990 to May 1995.  From November 1987 through July 1989, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for cyclodextrins. Mr. Strattan was responsible for cyclodextrin sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of cyclodextrins.

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

F. Patrick Ostronic has been a director since April 2014. Mr. Ostronic has been an officer of US Pharmacia International, Inc., a subsidiary of USP, since November 2006, and also serves as the Chief Financial Officer of The USP Group. Mr. Ostronic is also a director of Novit US, Inc., the general partner of Novit.

Mr. Ostronic’s extensive experience in finance and the pharmaceutical industry make him a valuable member of the Board of Directors. Mr. Ostronic was appointed to the Board in connection with a private placement of Common Stock by the Company in April 2014.

Joseph J. Farnan has been a director since October 2015. Judge Farnan served as a United States District Judge for the District of Delaware from 1985 to 2010 and as Chief Judge from 1997 to 2001. During his tenure, Judge Farnan presided over hundreds of bench and jury trials involving patents and complex commercial disputes. His current law practice focuses on patent litigation and consulting, and complex commercial matters. Additionally, Judge Farnan serves as an arbitrator and mediator in complex disputes.

Judge Farnan’s experience in complex legal matters make him a valuable member of the Board of Directors.

Board Committee Structure

During 2014, our Board of Directors constituted Audit, Compensation and Governance Committees as three new standing committees. Currently, N. Scott Fine, F. Patrick Ostronic and Jeffrey L. Tate serve as the members of our Audit Committee; Markus W. Sieger, F. Patrick Ostronic and C.E. Rick Strattan serve as the members of our Compensation Committee; and Markus W. Sieger, N. Scott Fine and George L. Fails serve as the members of our Governance Committee.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2015, no person who, at any time during the year ended December 31, 2015 was a director, officer or beneficial owner of more than 10 percent of the Company’s Common Stock failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2015, except that Novit LP and its affiliates, which together beneficially hold more than 10% of our shares of Common Stock, filed one late report on Form 3.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2015 and 2014 to (i) the persons who served as our Chief Executive Officer during 2015, and (ii) our executive officer as of December 31, 2015 whose compensation exceeded $100,000 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Stock Awards ($)		All Other Compensation ($) (5)	Total ($)

N. Scott Fine (1)	2015	392,500	-		-	392,500
CEO	2014	135,000	11,040	(2)	-	146,040

Jeffrey L. Tate	2015	147,328	-		5,518	152,846
COO and Chief Scientific Officer (3)	2014	129,000	66,400	(3)	42,488	237,888

George L. Fails	2015	129,136	-		2,400	131,536
Executive Vice President	2014	93,000	11,040	(4)	2,628	106,668

(1)	Reflects compensation paid to Mr. Fine following his appointment as Chief Executive Officer on September 14, 2015 in the amount of $158,915, as well as compensation paid to him for periods prior thereto for serving as our Chairman of the Board.

(2)	Reflects award of 20,000 shares, which were awarded in 2014 as compensation for services as a member of the Company’s board of directors. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(3)	Prior to September 14, 2015, Mr. Tate served as our Chief Executive Officer and President.

(4)	Reflects award of 20,000 shares, which were awarded in 2014 as compensation to Mr. Fails for his services as a member of the Company’s board of directors. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(5)	In 2015, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $5,518 and $2,400 to Mr. Tate and Mr. Fails, respectively. In 2014, the Company made matching contributions paid under the Company’s 401(k) plan in the amounts of $5,160 and $1,800 to Mr. Tate and Mr. Fails, respectively. In 2014, the Company also made cash payments of $828, $37,328 and $828 to Mr. Strattan, Mr. Tate and Mr. Fails, respectively, for gross-ups relating to estimated income tax liabilities associated with the equity awards reported in the table under “Stock Awards”.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, our Named Executive Officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

Currently, N. Scott Fine is our only Named Executive Officer who is a party to an employment agreement with us.

We entered into an Employment Agreement with Mr. Fine dated as of September 14, 2015, pursuant to which Mr. Fine serves as our Chief Executive Officer. Under the Employment Agreement:

●	Mr. Fine’s employment as Chief Executive Officer is for an initial term of three years, subject to automatic one-year extensions unless either party notifies the other party at least 60 days prior to the expiration of the then term.

●	Mr. Fine receives an initial base salary of $400,000 per annum.

●	Mr. Fine is entitled to an annual bonus based on financial performance and personal performance targets to be established by the Board of Directors or a committee thereof.

●	In the event of the termination of Mr. Fine’s employment by the Company without Cause (as defined in the Employment Agreement), Mr. Fine will be entitled to continued payment of his base salary for a period of one-year following termination, and the payment of any bonus previously earned by Mr. Fine but not yet paid.

Compensation of Directors

Directors of the Company are entitled to such compensation for their services as the board may from time to time determine, and are also entitled to reimbursements for reasonable expenses incurred in attending meetings of directors. We did not compensate our directors for their services during the year ended December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 17, 2016, by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. No such options or warrants are currently held by the persons in the table below. Percentage of ownership is based on 58,776,820 shares of Common Stock outstanding as of March 17, 2016.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class

C.E. Rick Strattan	20,468,385	(2)	34.8%

Novit, L.P. (3)	5,900,000	(3)	10.0%
966 Hungerford Drive Rockville, Maryland 20850

Jeffrey L. Tate	560,972		*

George L. Fails	1,645,221		2.8%

N. Scott Fine	4,520,000		7.7%

Markus Sieger	3,520,000		6.0%

F. Patrick Ostronic	135,000		*

Judge Joseph J. Farnan	650,000		1.1%

All Directors and Executive Officers as a Group (7 Persons)	31,499,578		53.6%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o CTD Holdings, Inc., 14120 N.W. 126th Terrace, Alachua, Florida 32615.

(2)	Based solely on a Schedule 13D/A filed by Mr. Strattan with the SEC on October 20, 2015. Includes 630,738 shares of Common Stock owned by TFBU, Inc. (“TFBU”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code. Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of TFBU.

(3)

Based solely on a Schedule 13D/A filed by Novit, LP and its affiliates with the SEC on October 20, 2015. Novit U.S., Inc. is the general partner of Novit, L.P. and Katarzyna Kusmierz is the trustee of the NAP Trust, which owns all of the outstanding partnership interests in Novit, L.P. Each of Novit US, Inc. and Ms. Kusmierz share voting and dispositive power over the shares Common Stock owned by Novit, L.P. and may be deemed to own such shares of Common Stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)(3)
Equity compensation plans not approved by security holders (1)	577,500	$0.49	0

Equity compensation plans approved by security holders	None	Not Applicable	Not Applicable

Total:	577,500	$0.49	0

(1)	Consists of (i) seven-year warrants to purchase 240,000 shares of Common Stock at an exercise price of $0.25 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our April 2014 private placement, (ii) seven-year warrants to purchase 103,500 shares of Common Stock at an exercise price of $1.00 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our July 2014 private placement, (iii) seven-year warrants to purchase 156,000 shares of Common Stock at an exercise price of $.50 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our July 2015 private placement, and (iv) seven-year warrants to purchase 78,000 shares of Common Stock at an exercise price of $.50 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our August 2015 private placement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

N. Scott Fine was a principal at Scarsdale Equities and a director of ours when we initially retained Scarsdale Equities as our financial adviser and exclusive placement agent in April 2014. Mr. Fine ceased to be affiliated with Scarsdale Equities on October 6, 2014. However, Mr. Fine’s son is currently employed by Scarsdale Equities and active on our account. During 2014 we paid Scarsdale Equities cash fees of $163,500 and issued it and its designees warrants to purchase 343,500 shares of Common Stock at exercise prices of $0.25 and $1.00 per share in connection with private placements of our Common Stock, and during 2015 we paid Scarsdale Equities cash fees of $117,000 and issued it and its designees warrants to purchase 234,000 shares of Common Stock at an exercise price of $0.50 per share in connection with private placements of our Common Stock.

In January 2016, we entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of our directors, to sell our cyclodextrin manufacturing and distribution business in order to focus exclusively on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of our Common Stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include our real property or our Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease CTD's office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including our pulse dryer. There can be no assurance that we will close the transaction.

Director Independence

Our Board of Directors is comprised of seven individuals, four of whom are or were in the last three years employed by the Company. We have determined that our other directors, Mr. Sieger, Mr. Ostronic, and Mr. Farnan, are “independent” using the definition set forth in the NYSE MKT Company Guide, which we have chosen to use for purposes of evaluating board independence as if we were listed on such exchange.  We also do not have an independent audit committee, compensation committee or governance committee, since members of the Board who do not qualify as “independent” under the standards of the NYSE MKT Company Guide serve on each of those committees.

Item 14.  Principal Accountant Fees and Services.

Effective January 31, 2016, Averett Warmus Durkee, P.A. (“Averett”) ceased to serve as the independent registered public accounting firm of CTD Holdings, Inc. (the “Company”) due to Averett’s acquisition by WithumSmith+Brown, PC (“Withum”). As a result, Averett resigned as the Company’s independent registered public accounting firm as of January 31, 2016, and effective as of February 1, 2016, the Company engaged Withum as the Company’s new independent registered public accounting firm. The engagement of Withum was unanimously approved by the Company’s audit committee.

Audit Fees

The aggregate fees billed in 2015 and 2014 for professional services rendered by the principal accountant, Averett Warmus Durkee, P.A. for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $42,900 and $36,750, respectively.

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

Audit Committee Pre-Approval Policies

The Company’s Audit Committee has not adopted a policy for the pre-approval of services provided by its independent auditors. However, the Company’s independent auditors are generally engaged only to audit the Company’s annual financial statements and review the Company’s interim financial statements.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits

3.1	Articles of Incorporation filed August 9, 1990 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.2	By-Laws (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.3	Certificates of Amendment to the Articles of Incorporation filed November 18, 1993 and September 24, 1993 (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

3.4	Certificate of Amendment to the Articles of Incorporation filed May 10, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

3.5	Certificate of Amendment to the Articles of Incorporation filed September 27, 2004 (incorporated by reference to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2011).

10.1	Business Loan Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2013 filed November 13, 2013 (the “Third Quarter 2013 Form 10-Q”)).

10.2	Promissory Note dated July 17, 2013 in the principal amount of $578,988 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.3	Mortgage dated July 17, 2013 between Nanosonic Products, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.4	Assignment of Leases, Rents and Profits dated July 17, 2013 made by CTD Holdings, Inc. and Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.5	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.6	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.7	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

Exhibits

10.8	Promissory Note dated July 17, 2013 in the principal amount of $295,890 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.9	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.10	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.11	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.12	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.13	Promissory Note dated July 17, 2013 in the principal amount of $100,000 made by CTD Holdings, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.14	Commercial Security Agreement dated July 17, 2013 between CTD Holdings, Inc. and Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.15	Commercial Guaranty dated July 17, 2013 made by Nanosonic Products, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.16	Commercial Guaranty dated July 17, 2013 made by Cyclodextrin Technologies Development, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.17	Commercial Guaranty dated July 17, 2013 made by Sphingo Biotech, Inc. in favor of Regions Bank (incorporated by reference to the Company’s Third Quarter 2013 Form 10-Q).

10.18	Securities Purchase Agreement dated as of February 19, 2014 between and among CTD Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2014).

10.19	Conversion Agreement dated as of February 19, 2014 between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2014).

10.20	Voting Commitment Letter dated as of February 19, 2014 between CTD Holdings, Inc. and C.E. Rick Strattan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 20, 2014).

Exhibits

10.21	Securities Purchase and Collaboration Agreement dated as of April 9, 2014 between CTD Holdings, Inc. and Novit, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2014).

10.22	Securities Purchase Agreement dated as of July 21, 2014 by and among CTD Holdings and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2014).

10.23	Securities Purchase Agreement dated as of July 21, 2014 by and among CTD Holdings and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2014).

10.24	Securities Purchase Agreement dated as of July 10, 2015, between and among CTD Holdings, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2015).

10.25	Employment Agreement between the Company and N. Scott Fine, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2015).

10.26	Promissory Note in the original principal amount of $265,000, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

10.27	Mortgage, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

21.1	Subsidiaries (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2015).

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive, financial and accounting officer) Date: March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer; Director (principal executive, financial and accounting officer)
Date: March 30, 2016

By:	/s/ George L. Fails
GEORGE L. FAILS Executive Vice President; Director
Date: March 30, 2016

By:	/s/ C.E. Rick Strattan
C.E. RICK STRATTAN Director
Date: March 30, 2016

By:	/s/ Jeffrey L. Tate
JEFFREY L. TATE
Chief Operating Officer; Director
Date: March 30, 2016

By:	/s/ Markus W. Sieger
MARKUS W. SIEGER
Director
Date: March 30, 2016

By:	/s/ F. Patrick Ostronic
F. PATRICK OSTRONIC
Director

Date: March 30, 2016

By:	/s/ Joseph J. Farnan
JOSEPH J. FARNAN
Director

Date: March 30, 2016

