Form 10-Q
period 2016-03-31
CTD HOLDINGS INC
filed 2016-05-16
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2016

or

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

☐ Yes ☒ No

As of May 9, 2016, the Company had outstanding 58,776,820 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,078,961	$1,842,233
Accounts receivable, net	107,790	55,636
Inventory	621,453	610,166
Current portion of mortgage note receivable	27,228	-
Other current assets	37,429	14,851
Total current assets	1,872,861	2,522,886

PROPERTY AND EQUIPMENT, NET	1,856,723	1,892,943

OTHER ASSETS
Property held for sale	-	275,000
Deferred costs, net	65,883	66,424
Mortgage note receivable, less current portion	235,058	-
Total other assets	300,941	341,424

TOTAL ASSETS	$4,030,525	$4,757,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$282,042	$257,537
Notes payable	704,275	719,737
Line of credit	4,296	34,296
Total current liabilities	990,613	1,011,570

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 58,670,347 and 58,670,347 shares issued and outstanding, respectively	5,867	5,867
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	9,015,582	9,015,582
Accumulated deficit	(5,981,537)	(5,275,766)
Total stockholders' equity	3,039,912	3,745,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,030,525	$4,757,253

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

REVENUES
Product sales	$312,685	$173,198

EXPENSES
Personnel	301,291	241,631
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	36,834	22,466
Research and development	282,682	67,231
Repairs and maintenance	5,934	9,456
Professional fees	201,800	92,149
Office and other	145,312	42,745
Board of Director fees and costs	24,581	37,736
Amortization and depreciation	41,147	41,295
Freight and shipping	1,665	1,726
Loss (gain) on disposal of property and equipment	4,489	(700)
	1,045,735	555,735

LOSS FROM OPERATIONS	(733,050)	(382,537)

OTHER INCOME (EXPENSE)
Investment and other income	34,859	2,160
Interest expense	(7,580)	(7,879)
Total other income (expense)	27,279	(5,719)

LOSS BEFORE INCOME TAXES	(705,771)	(388,256)

Provision for income taxes	-	-

NET LOSS	$(705,771)	$(388,256)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,670,347	54,452,382

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(705,771)	$(388,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,146	41,295
Loss (gain) on disposal of property and equipment	4,489	(700)
Increase or decrease in:
Accounts receivable	(52,154)	41,658
Inventory	(6,329)	(45,169)
Other current assets	(22,578)	(31,057)
Accounts payable and accrued expenses	24,505	23,253
Total adjustments	(10,921)	29,280

NET CASH USED IN OPERATING ACTIVITIES	(716,692)	(358,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(9,343)	(159,834)
Proceeds from sale of property, net of closing costs	5,511	700
Proceeds from mortgage note receivable	2,714	-

NET CASH USED IN INVESTING ACTIVITIES	(1,118)	(159,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(15,462)	(14,792)
Payments on line of credit	(30,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(45,462)	(14,792)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(763,272)	(532,902)

CASH AND CASH EQUIVALENTS, beginning of period	1,842,233	2,380,054

CASH AND CASH EQUIVALENTS, end of period	$1,078,961	$1,847,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,580	$7,879
Cash paid for income taxes	$-	$-
NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$265,000	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

The information presented herein as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements.

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

(b) BASIS OF PRESENTATION––The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at March 31, 2016 and December 31, 2015 will be immaterial.

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

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. No impairments were identified or recorded for the three months ended March 31, 2016 or 2015.

(g) REVENUE RECOGNITION––We recognize revenue from product sales, royalties, and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at March 31, 2016 and December 31, 2015.

(h) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred.

(i) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 577,500 and 656,965 common shares were antidilutive for the three months ended March 31, 2016 and 2015, respectively, and have been excluded from the calculation of loss per common share.

(k) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(l) CONCENTRATIONS OF CREDIT RISK––Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(i) DEMAND AND CERTIFICATE OF DEPOSITS––We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits. The bank accounts may exceed Federally insured levels; however, we have not experienced any losses in such accounts.

(ii) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Four customers accounted for 86% of the accounts receivable balance at March 31, 2016. Five customers accounted for 89% of the accounts receivable balance at December 31, 2015. We have no policy requiring collateral or other security to support our accounts receivable.

(m) LIQUIDITY––For the year ended December 31, 2015, the Company incurred a net loss of $2,551,000 and used net cash in operations in the amount of $1,989,000. For the three months ended March 31, 2016, the Company incurred a net loss of $706,000 and used net cash in operations in the amount of $717,000. At March 31, 2016, the Company had a cash balance of $1,079,000 and working capital of $882,000. The Company is actively seeking to raise capital through the sale of its common stock. In the event that the Company cannot raise sufficient capital, management may have to reduce expenditures related to its operations.

(n) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(o) NEW ACCOUNTING PRONOUNCEMENTS––The Financial Accounting Standards Board (FASB) has issued various Accounting Standards Updates (ASUs), including ASU 2014-09, Revenue from Contracts with Customers, as subsequently amended; ASU 2014-15, Presentation of Financial Statements-Going Concern; ASU 2015-03, Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs); ASU 2015-17, Income Taxes; and ASU 2016-02, Leases, which are effective in future fiscal years. We do not expect the adoption of these standards to have a material effect on our financial position or results of operations.

(2) MORTGAGE NOTE RECEIVABLE

On January 21, 2016, we sold our real property located in High Springs, Florida to an unrelated party. This property was previously classified on our balance sheet as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash, less selling costs and settlement charges, and delivered to us a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016, with the unpaid balance due in February 2023.

(3) DEBT

We owed $511,362 and $516,685, at March 31, 2016 and December 31, 2015, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a voluntary prepayment penalty which was 3% of the principal repaid as of the date of this filing, and which decreases 1% on July 17 of each year. We were not in compliance with a debt coverage ratio covenant for the year ending December 31, 2015. As a result, we have reclassified the principal due in 2016 and beyond one year as current in the accompanying balance sheet.

We also owed this lender $192,913 and $203,052 at March 31, 2016 and December 31, 2015, respectively, under an equipment loan related to the installation of the pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we voluntarily repay the loan prior to July 17, 2018. Principal due under this loan has also been reclassified as current in the accompanying balance sheet due to our non-compliance with the loan covenant referred to above.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Scheduled debt obligations on both loans for the next five years and thereafter are as follows, assuming the bank does not call the loans due to the debt covenant non-compliance:

Year Ending December 31,	Year
2016	$62,411
2017	64,982
2018	67,658
2019	70,446
2020	42,750
Thereafter	396,028
$704,275

(4) EQUITY TRANSACTIONS:

On January 21, 2015, the Company awarded 35,000 shares of common stock to a consultant for past services. The Company accrued and expensed $16,520 for this award in 2014.

On July 10, 2015, the Company entered into a Securities Purchase Agreement under which it issued 2.6 million shares of its common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the Company of $1.3 million. Scarsdale Equities LLC (“Scarsdale”) acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and it and its designees were issued seven-year warrants to purchase 156,000 shares of common stock at an exercise price of $0.50 per share.

On July 28, 2015, the Company received $78,616 from the exercise of previously outstanding warrants for 314,465 shares of common stock at an exercise price of $0.25 per share.

On August 20, 2015, the Company issued 1.3 million shares of its common stock in a private placement, at a purchase price of $0.50 per share, for aggregate gross proceeds to the company of $650,000. Scarsdale acted as financial advisor to the company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement and it and its designees were issued seven-year warrants to purchase 78,000 shares of common stock at an exercise price of $0.50 per share.

As of March 31, 2016, the Company had warrants outstanding to purchase 577,500 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in 2021 and 2022.

(5) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2016 and 2015, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(6) SALES CONCENTRATIONS:

Sales to three major customers accounted for 80% of total sales for the three months ended March 31, 2016. Sales to three major customers accounted for 61% of total sales for the three months ended March 31, 2015. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

(7) OTHER:

On January 12, 2016, the Company entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of the Company’s directors, to sell the Company’s cyclodextrin manufacturing and distribution business. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of Company common stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include the Company’s real property or Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease the Company’s office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including the pulse dryer. There can be no assurance that the Company will close the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2015.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $352,000 for 2015 from $901,000 for 2014. Sales of Trappsol® Cyclo™ were $140,000 and $70,000 for the three months ended March 31, 2016 and 2015, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

Proposed Sale of Cyclodextrin Distribution Business

In January 2016 we entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of our directors, to sell our cyclodextrin manufacturing and distribution business in order to focus exclusively on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease. Under the Letter of Intent, Mr. Strattan (or his designee) would acquire the purchased assets in exchange for 7.5 million shares of our common stock that Mr. Strattan holds, and the assumption by Mr. Strattan of certain liabilities related to that business. The purchased assets will not include our real property or our Trappsol® Cyclo™ assets. However, as part of the transaction, Mr. Strattan will lease CTD's office and manufacturing facilities in Alachua, Florida, with an option to buy the facilities, including our pulse dryer. There can be no assurance that we will close the transaction.

 Liquidity and Capital Resources

Our cash decreased to $1,079,000 as of March 31, 2016, compared to $1,842,000 as of December 31, 2015. Our working capital was $882,000 as of March 31, 2016, compared to $1,511,000 at December 31, 2015. All of our debt has been classified as current at both March 31, 2016 and December 31, 2015 due to our non-compliance with a loan covenant as described below. We owed $511,362 at March 31, 2016 on a secured mortgage note and $192,913 under an equipment loan, with a bank that has a covenant requiring our ratio of EBITDA to interest expense and prior period current maturities of long term debt to be not less than 1.3, measured annually. We were not in compliance with this debt service coverage covenant for the year ending December 31, 2015. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

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

On January 21, 2016, we closed on the sale of our real property located in High Springs, Florida, which had been previously classified on the our balance sheet as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid us $10,000 in cash, less selling costs and settlement charges, and we received a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016.

We plan to use our available cash primarily for the development of our Trappsol® Cyclo™ orphan drug product, including implementation of our International Clinical Program and U.S. clinical trials and designs, and other general corporate purposes.

We have no off-balance sheet arrangements at March 31, 2016.

Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We reported a net loss of $(706,000) for the three months ended March 31, 2016, compared to net loss of $(388,000) for the three months ended March 31, 2015.

Total revenues for the three month period ended March 31, 2016 increased 81% to $313,000 compared to $173,000 for the same period in 2015. Our change in the mix of our product sales for the three months ended March 31, 2016 and 2015 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ increased by 100% for the three month period ended March 31, 2016, to $140,000 from $70,000 for the three months ended March 31, 2015.  Our sales to a particular customer who exports Trappsol® Cyclo™ to South America were $134,000 (96% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2016, compared to $57,000 (82% of total sales of Trappsol® Cyclo™) for the three months ended March 31, 2015.  Our annual 2015 sales to this customer were $296,000 (84% of total 2015 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 98% for the three month period ended March 31, 2016, to $138,000 from $70,000 for the three months ended March 31 2015.

Trappsol® other products

Our sales of other Trappsol® products decreased by 11% for the three month period ended March 31, 2016, to $21,000 from $23,000 for the three months ended March 31, 2015.

Aquaplex®

Our sales of Aquaplex® were $1,000 for the three months ended March 31, 2016 compared to $8,000 for the three months ended March 31, 2015.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2016, our three largest customers accounted for 80% of our sales; the largest accounted for 45% of sales. During the three months ended March 31, 2015, our four largest customers accounted for 68% of our sales; the largest accounted for 33% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2016 increased 64% to $37,000 from $22,000 for the same period in 2015. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 12% for the three months ended March 31, 2016 compared to 13% for the three months ended March 31, 2015.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014, or the first quarter of 2016.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. We have six employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

As we buy most of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has had and will continue to have an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros.

Personnel expenses increased by 25%, to $301,000 for the three months ended March 31, 2016 from $242,000 for the three months ended March 31, 2015. The increase in personnel expense is due to an increase in the number of employees and employee healthcare benefits. We expect personnel costs to continue to increase in 2016 as the result of additional employees and our International Clinical Program product development activities.

Research and development expenses increased to $283,000 for the three months ended March 31, 2016, from $67,000 for the three months ended March 31, 2015. The increase in research and development expense is due to the International Clinical Program. We expect research and development costs to increase in 2016 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased to $6,000 for the three months ended March 31, 2016 from $9,000 for 2015.

Professional fees increased 119% to $202,000 for the three months ended March 31, 2016, compared to $92,000 for the three months ended March 31, 2015. Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased 240% to $145,000 for the three months ended March 31, 2016 compared to $43,000 for the three months ended March 31, 2015.

Board of Directors fee and costs decreased to $25,000 for the three months ended March 31, 2016, compared to $38,000 for the three months ended March 31, 2015.

Amortization and depreciation was $41,000 for the three months ended March 31, 2016 and 2015, respectively.

Freight and shipping was $2,000 for the three months ended March 31, 2016 and 2015, respectively.

Interest expense was $8,000 for the three months ended March 31, 2016, and 2015, respectively.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2016, and 2015, respectively.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2015.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)

