Form 10-Q
period 2016-06-30
CTD HOLDINGS INC
filed 2016-08-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

☐ Yes   ☒ No

As of August 11, 2016, the Company had outstanding 66,776,820 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,133,725	$1,842,233
Accounts receivable, net	81,150	55,636
Inventory	616,562	610,166
Current portion of mortgage note receivable	27,228	-
Other current assets	10,739	14,851
Total current assets	2,869,404	2,522,886

PROPERTY AND EQUIPMENT, NET	1,810,054	1,892,943

OTHER ASSETS
Property held for sale	-	275,000
Deferred costs, net	65,342	66,424
Mortgage note receivable, less current portion	226,857	-
Total other assets	292,199	341,424

TOTAL ASSETS	$4,971,657	$4,757,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$434,172	$257,537
Notes payable	688,734	719,737
Line of credit		34,296
Total current liabilities	1,122,906	1,011,570

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 66,670,347 and 58,670,347 shares issued and outstanding, respectively	6,667	5,867
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	10,894,782	9,015,582
Accumulated deficit	(7,052,698)	(5,275,766)
Total stockholders' equity	3,848,751	3,745,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,971,657	$4,757,253

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES
Product sales	$384,386	$380,340	$697,071	$553,538

EXPENSES
Personnel	381,147	166,641	682,438	328,272
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	56,169	57,406	93,003	79,872
Research and development	660,867	110,834	943,549	178,065
Repairs and maintenance	9,805	7,093	15,739	16,549
Professional fees	77,230	130,759	279,030	222,908
Office and other	195,459	85,042	307,315	127,787
Board of Director fees and costs	21,800	134,053	46,381	251,789
Amortization and depreciation	47,210	39,269	88,357	80,564
Freight and shipping	2,127	1,604	3,792	3,330
Loss (gain) on disposal of property and equipment	-	-	4,489	(700)
	1,451,814	732,701	2,464,093	1,288,436

LOSS FROM OPERATIONS	(1,067,428)	(352,361)	(1,767,022)	(734,898)

OTHER INCOME (EXPENSE)
Investment and other income	3,440	80	4,843	2,240
Interest expense	(7,173)	(7,899)	(14,753)	(15,778)
	(3,733)	(7,819)	(9,910)	(13,538)

LOSS BEFORE INCOME TAXES	(1,071,161)	(360,180)	(1,776,932)	(748,436)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,071,161)	$(360,180)	$(1,776,932)	$(748,436)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.01)	$(.03)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,803,680	54,455,882	59,737,014	54,454,132

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,776,932)	$(748,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,357	80,564
Loss (gain) on sale of property and equipment	4,489	(700)
Increase or decrease in:
Accounts receivable	(25,514)	31,684
Inventory	(1,438)	(26,877)
Other current assets	4,112	(16,668)
Accounts payable and accrued expenses	176,635	(18,995)
Total adjustments	246,641	49,008

NET CASH USED IN OPERATING ACTIVITIES	(1,530,291)	(699,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(9,343)	(225,175)
Proceeds from mortgage note receivable	10,915	-
Proceeds from sale of property and equipment, net of closing costs	5,510	700
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,082	(224,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(31,003)	(29,562)
Payments on line of credit	(34,296)	-
Net proceeds from sale of common stock and warrants	1,880,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,814,701	(29,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291,492	(953,465)

CASH AND CASH EQUIVALENTS, beginning of period	1,842,233	2,380,054

CASH AND CASH EQUIVALENTS, end of period	$2,133,725	$1,426,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,753	$15,778

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$265,000	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The information presented herein as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), and recently filed an Investigational New Drug application (IND) with the FDA which describes our Phase I clinical plans in the US. The Company has also filed a Clinical Trial Application with the United Kingdom's Medicines and Healthcare Products Regulatory Agency, and launched an International Clinical Program for Trappsol® Cyclo™.

While we also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business which had been primarily reselling basic cyclodextrin products.

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

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at June 30, 2016 and December 31, 2015 will be immaterial.

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

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. No impairments were identified or recorded for the six months ended June 30, 2016 or 2015.

(g) REVENUE RECOGNITION––We recognize revenue from product sales, royalties, and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at June 30, 2016 and December 31, 2015.

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 9,057,500 and 577,500 common shares were antidilutive for the three and six months ended June 30, 2016 and 2015, respectively, and have been excluded from the calculation of loss per common share.

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

(ii) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Four customers accounted for 86% of the accounts receivable balance at June 30, 2016. Five customers accounted for 89% of the accounts receivable balance at December 31, 2015. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(m) LIQUIDITY––For the year ended December 31, 2015, the Company incurred a net loss of approximately $2,551,000 and used net cash in operations in the amount of approximately $1,989,000. For the six months ended June 30, 2016, the Company incurred a net loss of $1,776,932, used net cash in operations in the amount of $1,530,291, and received net proceeds of $1,880,000 from the sale of its securities. At June 30, 2016, the Company had a cash balance of $2,133,725 and working capital of $1,746,498. The Company seeks to raise capital from time to time through the sale of its common stock and other securities. In the event that the Company cannot raise sufficient capital when required, management may have to reduce expenditures related to its operations.

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

(3) DEBT

We owed $506,042 and $516,685, at June 30, 2016 and December 31, 2015, respectively, on a mortgage note payable, collateralized by land and a building we acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on our Alachua property. The note has a voluntary prepayment penalty which was 3% of the principal repaid as of the date of this filing, and which decreases 1% on July 17 of each year. We were not in compliance with a debt coverage ratio covenant for the year ended December 31, 2015. As a result, we have reclassified the principal due in 2016 and beyond one year as current in the accompanying balance sheet.

We also owed this lender $182,692 and $203,052 at June 30, 2016 and December 31, 2015, respectively, under an equipment loan related to the installation of a pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of our equipment. There is a prepayment penalty of 2% of the outstanding balance if we voluntarily repay the loan prior to July 17, 2018. Principal due under this loan has also been reclassified as current in the accompanying balance sheet due to our non-compliance with the loan covenant referred to above.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

On June 6, 2016, the Company issued 8 million units (“Units”) at a purchase price of $0.25 per Unit in a private placement, each Unit consisting of one share of its common stock, and a seven-year warrant to purchase an additional share of common stock at an exercise price of $0.25, for aggregate gross proceeds to the Company of $2 million. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount equal to 6% of the gross proceeds of the private placement, and it and its designees were issued seven-year warrants to purchase 480,000 Units at an exercise price of $0.25 per Unit.

As of June 30, 2016, the Company had warrants outstanding to purchase 8,577,500 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in years 2021 through 2023. The Company also had warrants outstanding to purchase 480,000 Units which expire in 2023.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(5) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2016 and 2015, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(6) SALES CONCENTRATIONS:

Sales to two major customers accounted for 64% of total sales for the six months ended June 30, 2016. Sales to one major customers accounted for 49% of total sales for the six months ended June 30, 2015. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

(7) OTHER:

On January 12, 2016, the Company entered into a non-binding Letter of Intent with C.E. Rick Strattan, a significant stockholder and one of the Company’s directors, to sell the Company’s cyclodextrin manufacturing and distribution business. The Letter of Intent has expired, and the parties have terminated their discussions with respect to the transactions contemplated thereby.

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), and recently filed an Investigational New Drug application (“IND”) with the FDA which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the US. We have also filed a Clinical Trial Application with the United Kingdom's Medicines and Healthcare Products Regulatory Agency, and launched an International Clinical Program for Trappsol® Cyclo™.

While we also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business which had been primarily reselling basic cyclodextrin products.  Subsequent to the three-month period ended June 30, 2016, we listed for sale our real property located in Alachua, Florida. In the event we are able to complete the sale of this property, we expect to repay our secured loans and terminate our cyclodextrin manufacturing and distribution business. Our strategy going forward is to focus on biopharmaceutical opportunities in healthcare where we believe cyclodextrin applications have maximum value.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $352,000 for 2015 from $901,000 for 2014. Sales of Trappsol® Cyclo™ were $380,000 and $386,000 for the three and six months ended June 30, 2016, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

Most recently, we filed our IND for Trappsol® Cyclo™ as a treatment for NPC with the FDA, as well as a Clinical Trial Application with the United Kingdom's Medicines and Healthcare Products Regulatory Agency,. Following approval of the IND, we expect to conduct a U.S. clinical study in which we will provide Trappsol® Cyclo™ intravenously to NPC patients two years of age and older in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms.

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

Liquidity and Capital Resources

Our cash increased to $2,134,000 as of June 30, 2016, compared to $1,842,000 as of December 31, 2015, primarily as a result of the private placement we completed in June 2016 which resulted in net proceeds to us of $1,880,000. Our working capital was $1,746,000 as of June 30, 2016, compared to $1,511,000 at December 31, 2015. All of our debt has been classified as current at both June 30, 2016 and December 31, 2015 due to our non-compliance with a loan covenant as described below. We owed $506,042 at June 30, 2016 on a secured mortgage note and $182,692 under an equipment loan, with a bank that has a debt service covenant. We were not in compliance with this debt service coverage covenant for the year ended December 31, 2015. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

Subsequent to June 30, 2016, the Company listed for sale its real property located in Alachua, Florida. In the event we are able to complete the sale of this property on terms acceptable to us, we expect to repay our secured loans and terminate our cyclodextrin manufacturing and distribution business. Our strategy going forward is to focus on biopharmaceutical opportunities in healthcare where we believe cyclodextrin applications have maximum value.

The Company presently believes that it has sufficient cash to meet its anticipated operating costs and capital expenditure requirements for at least the next twelve months. Additional capital will be required in the future to develop our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including the results of our clinical trials, our progress in obtaining regulatory approval for our drug candidates and market conditions.

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

We have no off-balance sheet arrangements at June 30, 2016.

Results of Operations - Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2016

We reported a net loss of $(1,071,000) and $(1,777,000) for the three and six months ended June 30, 2016, respectively, compared to a net loss of $(360,000) and $(748,000) for the three and six months ended June 30, 2015, respectively.

Total revenues for the three month period ended June 30, 2016 increased 10% to $384,000 compared to $380,000 for the same period in 2015. Total revenues for the six month period ended June 30, 2016 increased 26% to $697,000 compared to $554,000 for the same period in 2015.

Our change in the mix of our product sales for the three and six months ended June 30, 2016 and 2015 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ were relatively unchanged for the three month period ended June 30, 2016, at $241,000, compared to $240,000 for the three month period ended June 30, 2015.  Our sales of Trappsol® Cyclo™ increased by 25% for the six month period ended June 30, 2016, to $386,000 from $310,000 for the six month period ended June 30, 2015. Our sales to a particular customer who exports Trappsol® Cyclo™ to South America were $231,000 (96% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2016, compared to $213,000 (89% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2015; and our sales to that same customer who exports Trappsol® Cyclo™ to South America were $365,000 (95% of total sales of Trappsol® Cyclo™) for the six month period ended June 30, 2016, compared to $270,000 (87% of total sales of Trappsol® Cyclo™) for the six month period ended June 30, 2015. Our 2015 sales to this customer were $296,000 (84% of total 2015 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 9% for the three month period ended June 30, 2016, to $90,000 from $83,000 for the three months ended June 30, 2015. Our sales of Trappsol® HPB increased by 49% for the six month period ended June 30, 2016, to $228,000 from $153,000 for the six month period ended June 30, 2015.

Trappsol® other products

Our sales of other Trappsol® products decreased by 19% for the three month period ended June 30, 2016, to $25,000 from $31,000 for the three month period ended June 30, 2015. Our sales of other Trappsol® products decreased by 26% for the six month period ended June 30, 2016, to $40,000 from $54,000 for the six month period ended June 30, 2015.

Aquaplex®

Our sales of Aquaplex® were $21,000 for the three month period ended June 30, 2016 compared to $23,000 for the three month period ended June 30, 2015. Our sales of Aquaplex® were $21,000 for the six month period ended June 30, 2016 compared to $31,000 for the six month period ended June 30, 2015.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2016, our three largest customers accounted for 73% of our sales; the largest accounted for 54% of sales. During the six months ended June 30, 2015, our three largest customers accounted for 65% of our sales; the largest accounted for 49% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2016 was 15% ($93,000) compared to 14% ($80,000) for the same period in 2015. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 15% ($56,000) for the three months ended June 30, 2016 compared to 15% ($57,000) for the same period in 2015.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014, or the first six months of 2016.

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

Personnel expenses increased to $381,000 for the three months ended June 30, 2016 from $167,000 for the three months ended June 30, 2015. Personnel expenses increased to $682,000 for the six months ended June 30, 2016 from $328,000 for the six months ended June 30, 2015. The increase in personnel expense is due to an increase in the number of employees and employee healthcare benefits. We expect personnel costs to continue to increase in 2016 as the result of additional employees and our International Clinical Program product development activities.

Research and development expenses increased to $661,000 for the three months ended June 30, 2016, from $111,000 for the three months ended June 30, 2015. Research and development expenses increased to $944,000 for the six months ended June 30, 2016, from $178,000 for the six months ended June 30, 2015. The increase in research and development expense is due to the International Clinical Program. We expect research and development costs to increase in 2016 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses increased to $10,000 for the three months ended June 30, 2016 from $7,000 for the three months ended June 30, 2015. Repairs and maintenance expenses increased to $16,000 for the six months ended June 30, 2016 from $17,000 for the six months ended June 30, 2015.

Professional fees decreased to $77,000 for the three months ended June 30, 2016, compared to $131,000 for the three months ended June 30, 2015. Professional fees increased to $279,000 for the six months ended June 30, 2016, compared to $223,000 for the six months ended June 30, 2015. Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased to $195,000 for the three months ended June 30, 2016 compared to $85,000 for the three months ended June 30, 2015. Office and other expenses increased to $307,000 for the six months ended June 30, 2016 compared to $128,000 for the six months ended June 30, 2015.

Board of Directors fees and costs decreased to $22,000 for the three months ended June 30, 2016, compared to $134,000 for the three months ended June 30, 2015. Board of Directors fee and costs decreased to $46,000 for the six months ended June 30, 2016, compared to $252,000 for the six months ended June 30, 2015.

Amortization and depreciation was $47,000 for the three months ended June 30, 2016, compared to $39,000 for the three months ended June 30, 2015. Amortization and depreciation was $88,000 for the six months ended June 30, 2016, compared to $81,000 for the six months ended June 30, 2015.

Freight and shipping was $2,000 for the three months ended June 30, 2016 and 2015, respectively. Freight and shipping was $4,000 for the six months ended June 30, 2016, compared to $3,000 for the six months ended June 30, 2015.

Interest expense was $7,000 for the three months ended June 30, 2016, compared to $8,000 for the six months ended June 30, 2015. Interest expense was $15,000 for the six months ended June 30, 2016, compared to $16,000 for the six months ended June 30, 2015.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and six months ended June 30, 2016, and 2015, respectively.

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

CTD HOLDINGS, INC.

Date: August 12, 2016	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)

