Form 10-Q
period 2016-09-30
CTD HOLDINGS INC
filed 2016-11-10
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

or

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

☐ Yes ☒ No

As of November 10, 2016, the Company had outstanding 66,952,529 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,270,046	$1,842,233
Accounts receivable, net	124,234	55,636
Inventory	595,366	610,166
Current portion of mortgage note receivable	27,228	-
Other current assets	1,678	14,851
Total current assets	2,018,552	2,522,886

PROPERTY AND EQUIPMENT, NET	33,691	1,892,943

OTHER ASSETS
Property held for sale	963,115	275,000
Mortgage note receivable, less current portion	218,569	-
Total other assets	1,181,684	275,000

TOTAL ASSETS	$3,233,927	$4,690,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$267,716	$257,537
Notes payable	608,232	653,313
Line of credit	-	34,296
Total current liabilities	875,948	945,146

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 66,952,529 and 58,670,347 shares issued and outstanding, respectively	6,695	5,867
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	11,018,915	9,015,582
Accumulated deficit	(8,667,631)	(5,275,766)
Total stockholders' equity	2,357,979	3,745,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,233,927	$4,690,829

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES
Product sales	$278,196	$234,660	$975,267	$788,198

EXPENSES
Personnel	327,858	222,922	1,010,296	551,194
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	30,893	25,219	123,896	105,091
Research and development	311,351	221,362	1,254,900	399,427
Repairs and maintenance	3,334	7,144	19,073	23,693
Professional fees	175,616	101,097	454,646	324,005
Office and other	171,425	85,005	478,740	212,792
Board of Director fees and costs	53,195	140,068	99,576	391,857
Amortization and depreciation	3,789	44,426	92,146	124,990
Freight and shipping	1,465	2,599	5,257	5,929
Loss (gain) on disposal of property and equipment	-	-	4,489	(700)
Impairment on assets held for sale	810,000	125,000	810,000	125,000
	1,888,926	974,842	4,353,019	2,263,278

LOSS FROM OPERATIONS	(1,610,730)	(740,182)	(3,377,752)	(1,475,080)

OTHER INCOME (EXPENSE)
Investment and other income	2,766	375	7,609	2,615
Interest expense	(6,969)	(7,749)	(21,722)	(23,527)
	(4,203)	(7,374)	(14,113)	(20,912)

LOSS BEFORE INCOME TAXES	(1,614,933)	(747,556)	(3,391,865)	(1,495,992)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,614,933)	$(747,556)	$(3,391,865)	$(1,495,992)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.01)	$(.05)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,889,822	57,262,835	62,121,283	55,390,366

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,391,865)	$(1,495,992)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,146	124,990
Loss (gain) on sale of property and equipment	4,489	(700)
Impairment on assets held for sale	810,000	125,000
Stock compensation to employees	57,114	-
Stock compensation to non-employees	44,106	-
Increase or decrease in:
Accounts receivable	(68,598)	(33,279)
Inventory	19,758	(63,941)
Other current assets	13,173	(8,183)
Accounts payable and accrued expenses	33,120	185,541
Total adjustments	1,005,308	329,428

NET CASH USED IN OPERATING ACTIVITIES	(2,386,557)	(1,166,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(9,343)	(337,884)
Proceeds from mortgage note receivable	19,203	-
Proceeds from sale of property and equipment, net of closing costs	5,510	700
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,370	(337,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(46,704)	(44,484)
Payments on line of credit	(34,296)	-
Net proceeds from sale of common stock and warrants	1,880,000	1,910,595
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,799,000	1,866,111

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(572,187)	362,363

CASH AND CASH EQUIVALENTS, beginning of period	1,842,233	2,380,054

CASH AND CASH EQUIVALENTS, end of period	$1,270,046	$2,742,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,722	$23,527

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$265,000	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

The information presented herein as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited.

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

Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at September 30, 2016 and December 31, 2015 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(f) PROPERTY AND EQUIPMENT––Property and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, seven to ten years for machinery and furniture, fifteen years for certain land improvements, and forty years for buildings and building improvements). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset (see Note 2).

(g) REVENUE RECOGNITION––We recognize revenue from product sales, royalties, and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at September 30, 2016 and December 31, 2015.

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 9,057,500 and 577,500 common shares were antidilutive for the three and nine months ended September 30, 2016 and 2015, respectively, and have been excluded from the calculation of loss per common share.

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

(ii) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Three customers accounted for 94% of the accounts receivable balance at September 30, 2016. Five customers accounted for 89% of the accounts receivable balance at December 31, 2015. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(m) LIQUIDITY––For the year ended December 31, 2015, the Company incurred a net loss of approximately $2,551,000 and used net cash in operations in the amount of approximately $1,989,000. For the nine months ended September 30, 2016, the Company incurred a net loss of $3,391,865, used net cash in operations in the amount of $2,386,557, and received net proceeds of $1,880,000 from the sale of its securities. At September 30, 2016, the Company had a cash balance of $1,270,046, current assets of $2,018,552 and current liabilities of $875,948. The Company seeks to raise capital from time to time through the sale of its common stock and other securities. In the event that the Company cannot raise sufficient capital when required, management may have to reduce expenditures related to its operations.

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

(o) NEW ACCOUNTING PRONOUNCEMENTS––The Financial Accounting Standards Board (FASB) has issued various Accounting Standards Updates (ASUs), including ASU 2014-09, Revenue from Contracts with Customers, as subsequently amended; ASU 2014-15, Presentation of Financial Statements-Going Concern; ASU 2015-17, Income Taxes; and ASU 2016-02, Leases, which are effective in future fiscal years. We do not expect the adoption of these standards to have a material effect on our financial position or results of operations. The Company adopted ASU 2015-03, Interest-Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs), and reclassified net deferred financing costs of $64,801 from noncurrent assets as a reduction of the associated notes payable balance as of September 30, 2016. This change reduced noncurrent assets and liabilities by $64,801. There was no change in the net loss for the periods presented as a result of this reclassification. The Company also reclassified certain items on the December 31, 2015 balance sheet to be consistent with the current presentation.

(2) ASSETS HELD FOR SALE

The Company has offered for sale its office and manufacturing facility in Alachua, Florida, which includes its pulse dryer. Accordingly, these assets have been reclassified as assets held for sale in the accompanying balance sheet as of September 30, 2016. As a result, an impairment loss of $810,000 has been identified and recognized in the three and nine months ended September 30, 2016. The impairment loss is equal to the difference between the former carrying amount and the current estimated market value of $963,000 for these assets. For the three and nine months ended September 30, 2015, the Company determined the fair value of its High Springs property was less than its carrying value and therefore recorded an impairment loss of $125,000 to adjust the carrying value to $275,000. The High Springs property was sold in January 2016 (see Note 3 below).

(3) MORTGAGE NOTE RECEIVABLE

On January 21, 2016, the Company sold its real property located in High Springs, Florida to an unrelated party. This property was previously classified on our balance sheet as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash, less selling costs and settlement charges, and delivered to the Company a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016, with the unpaid balance due in February 2023. Scheduled debt principal collections on this mortgage for the next five years and thereafter are as follows:

Year Ending
December 31,	Principal
2016	$46,431
2017	34,393
2018	35,884
2019	37,439
2020	39,061
Thereafter	71,792
$265,000

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(4) FAIR VALUES OF FINANCIAL INVESTMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The Company accounts for the fair value of financial investments in accordance with FASB ASC No. 820 “Fair Value Measurements” (ASC No. 820). ASC No. 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. ASC No. 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The ASC No. 820 fair value hierarchy is defined as follows:

●	Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.
●	Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The following table represents the Company’s financial assets and liabilities which are carried at fair value at September 30, 2016.

	Level 1	Level 2	Level 3
Non-recurring fair value instrument	$-	$-	$245,797

The level 3 non-recurring fair value investment represents a mortgage note receivable (see Note 2). The carrying amount of the mortgage note receivable approximates fair value because the stated interest rate approximates current market interest rates.

(5) DEBT

The Company owed $500,667 and $516,685, at September 30, 2016 and December 31, 2015, respectively, on a mortgage note payable, collateralized by land and a building acquired in September 2010. Monthly payments of $3,506, including principal and interest at 3.99%, are due, with a final balloon payment of approximately $350,000 due in July 2023. The note is secured by a mortgage on the Company’s Alachua property. The note has a voluntary prepayment penalty which was 2% of the principal repaid as of the date of this filing in the event of a refinancing, and which decreases 1% on July 17 of each year. The Company was not in compliance with a debt coverage ratio covenant for the year ended December 31, 2015. As a result, the principal due in 2016 and beyond one year has been reclassified as current in the accompanying balance sheet.

The Company also owed this lender $172,366 and $203,052 at September 30, 2016 and December 31, 2015, respectively, under an equipment loan related to the installation of a pulse dryer and related building renovations. Monthly payments of $4,051, including principal and interest at 3.99%, are due through and including July 2020. The note is collateralized by all of the Company’s equipment. There is a prepayment penalty of 2% of the outstanding balance if the Company voluntarily repays the loan prior to July 17, 2018. Principal due under this loan has also been reclassified as current in the accompanying balance sheet due to the Company’s non-compliance with the loan covenant referred to above.

Notes payable has been reduced by capitalized deferred financing costs of $64,801 and $66,424 at September 30, 2016 and December 31, 2015, respectively.

Scheduled debt obligations on both loans for the next five years and thereafter are as follows, assuming the bank does not call the loans due to the debt covenant non-compliance:

Year Ending December 31,
2016	$62,411
2017	64,982
2018	67,658
2019	67,709
2020	24,940
Thereafter	385,333
$673,033

CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(6) EQUITY TRANSACTIONS:

The Company expensed $30,460 and $101,220 in stock compensation for the three and nine months ended September 30, 2016. The Company did not have any stock compensation expense for the three and nine months ended September 30, 2015. The Company accrues stock compensation expense over the period earned for employees and board members. The Company issued 264,000 shares of common stock due to an employee and board member on July 22, 2016.

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

As of September 30, 2016, the Company had warrants outstanding to purchase 8,577,500 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in years 2021 through 2023. The Company also had warrants outstanding to purchase 480,000 Units, which expire in 2023.  Each Unit consists of one share of its common stock, and a seven-year warrant to purchase an additional share of common stock at an exercise price of $0.25

(7) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2016 and 2015, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) SALES CONCENTRATIONS:

Sales to two major customers accounted for 52% of total sales for the nine months ended September 30, 2016. Sales to one major customer accounted for 34% of total sales for the nine months ended September 30, 2015. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

While we also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business which had been primarily reselling basic cyclodextrin products.  On August 5, 2016, we listed for sale our real property (which includes our pulse dryer) located in Alachua, Florida. In the event we are able to complete the sale of this property, we expect to repay our secured loans. Although we expect to continue to operate our cyclodextrin distribution business following such sale, our strategy going forward is to focus on biopharmaceutical opportunities in healthcare where we believe cyclodextrin applications have maximum value.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $352,000 for 2015 from $901,000 for 2014. Sales of Trappsol® Cyclo™ were $21,000 and $401,000 for the three and nine months ended September 30, 2016, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

Most recently, we obtained regulatory approval of both the IND we filed with the FDA for Trappsol® Cyclo™ as a treatment for NPC, and the Clinical Trial Application we filed with the United Kingdom's Medicines and Healthcare Products Regulatory Agency. As a result, we expect to conduct multiple U.S. and international clinical studies in which we will provide Trappsol® Cyclo™ intravenously to NPC patients in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms.

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

Liquidity and Capital Resources

Our cash decreased to $1,270,000 as of September 30, 2016, compared to $1,842,000 as of December 31, 2015. Our current assets and current liabilities were $2,018,552 and $875,948, respectively, as of September 30, 2016, compared to current assets of $2,522,886 and current liabilities of $945,146 at December 31, 2015. All of our term debt is classified as current at both September 30, 2016 and December 31, 2015 due to our non-compliance with a loan covenant as described below. We owed $500,667 at September 30, 2016 on a secured mortgage note and $172,366 under an equipment loan, with a bank that has a debt service covenant. We are not in compliance with this debt service coverage covenant. If we are unable to have the debt covenant modified, or we are unable to refinance the indebtedness, we may be required to use our cash on hand to repay the indebtedness, which will have a material adverse effect on our financial condition by diverting cash intended for use in our development of a clinical trial program or for other business development efforts.

On August 5, 2016, the Company listed for sale its real property located in Alachua, Florida. In the event we are able to complete the sale of this property on terms acceptable to us, we expect to repay our secured loans in full.

The Company presently believes that it will require additional cash to meet its anticipated operating costs and capital expenditure requirements for the next twelve months, including, without limitation, to commence and continue its approved U.S. and U.K. clinical trials. To date, the Company has been able to generate sufficient cash to fund its drug development activities from private offerings of its equity securities, together with cash generated from operations and asset sales. While we expect to continue to be successful in obtaining additional funds to meet our cash requirements, no assurance can be given that adequate additional funding will be available to us on acceptable terms, if at all. Additional capital will also be required in the future to develop our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including the results of our clinical trials, our progress in obtaining regulatory approval for our drug candidates and market conditions.

On January 21, 2016, we closed on the sale of our real property located in High Springs, Florida, which had been previously classified on our balance sheet as property held for sale, with a carrying value of $275,000. Pursuant to the terms of the sale, at the closing, the buyer paid us $10,000 in cash, less selling costs and settlement charges, and we received a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period commencing March 1, 2016.

We plan to use our available cash primarily for the development of our Trappsol® Cyclo™ orphan drug product, including implementation of our U.S. and international clinical trials and designs, and other general corporate purposes.

We have no off-balance sheet arrangements at September 30, 2016.

Results of Operations - Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

We reported a net loss of $(1,615,000) and $(3,392,000) for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $(748,000) and $(1,496,000) for the three and nine months ended September 30, 2015, respectively.

Total revenues for the three-month period ended September 30, 2016 increased 18% to $278,000 compared to $235,000 for the same period in 2015. Total revenues for the nine-month period ended September 30, 2016 increased 24% to $975,000 compared to $788,000 for the same period in 2015.

Our change in the mix of our product sales for the three and nine months ended September 30, 2016 and 2015 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ increased 11% for the three-month period ended September 30, 2016, to $21,000, from $19,000 for the three-month period ended September 30, 2015.  Our sales of Trappsol® Cyclo™ increased by 22% for the nine-month period ended September 30, 2016, to $401,000 from $329,000 for the nine-month period ended September 30, 2015. Our sales to a particular customer who exports Trappsol® Cyclo™ to South America were $21,000 (100% of total sales of Trappsol® Cyclo™) for the three months ended September 30, 2016, compared to no sales for the three months ended September 30, 2015; and our sales to that same customer who exports Trappsol® Cyclo™ to South America were $386,000 (96% of total sales of Trappsol® Cyclo™) for the nine-month period ended September 30, 2016, compared to $270,000 (82% of total sales of Trappsol® Cyclo™) for the nine-month period ended September 30, 2015. Our 2015 sales to this customer were $296,000 (84% of total 2015 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 31% for the three-month period ended September 30, 2016, to $163,000 from $124,000 for the three months ended September 30, 2015. Our sales of Trappsol® HPB increased by 43% for the nine-month period ended September 30, 2016, to $397,000 from $278,000 for the nine-month period ended September 30, 2015.

Trappsol® other products

Our sales of other Trappsol® products decreased by 36% for the three-month period ended September 30, 2016, to $35,000 from $55,000 for the three-month period ended September 30, 2015. Our sales of other Trappsol® products decreased by 32% for the nine-month period ended September 30, 2016, to $74,000 from $109,000 for the nine-month period ended September 30, 2015.

Aquaplex®

Our sales of Aquaplex® were $57,000 for the three-month period ended September 30, 2016 compared to $32,000 for the three-month period ended September 30, 2015. Our sales of Aquaplex® were $78,000 for the nine-month period ended September 30, 2016 compared to $63,000 for the nine-month period ended September 30, 2015.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2016, our two largest customers accounted for 52% of our sales; the largest accounted for 41% of sales. During the nine months ended September 30, 2015, our three largest customers accounted for 50% of our sales; the largest accounted for 34% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine-month period ended September 30, 2016 was 13% ($124,000) compared to 13% ($105,000) for the same period in 2015. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% ($31,000) for the three months ended September 30, 2016 compared to 11% ($25,000) for the same period in 2015.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2015 or 2014, or the first nine months of 2016.

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

Personnel expenses increased to $328,000 for the three months ended September 30, 2016 from $223,000 for the three months ended September 30, 2015. Personnel expenses increased to $1,010,000 for the nine months ended September 30, 2016 from $551,000 for the nine months ended September 30, 2015. The increase in personnel expense is due to an increase in the number of employees and employee benefits. We expect personnel costs to continue to increase in 2016 as the result of additional employees and our International Clinical Program product development activities.

Research and development expenses increased to $311,000 for the three months ended September 30, 2016, from $221,000 for the three months ended September 30, 2015. Research and development expenses increased to $1,255,000 for the nine months ended September 30, 2016, from $399,000 for the nine months ended September 30, 2015. The increase in research and development expense is due to the International Clinical Program. We expect research and development costs to increase in 2016 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased to $3,000 for the three months ended September 30, 2016 from $7,000 for the three months ended September 30, 2015. Repairs and maintenance expenses decreased to $19,000 for the nine months ended September 30, 2016 from $24,000 for the nine months ended September 30, 2015.

Professional fees increased to $176,000 for the three months ended September 30, 2016, compared to $101,000 for the three months ended September 30, 2015. Professional fees increased to $455,000 for the nine months ended September 30, 2016, compared to $324,000 for the nine months ended September 30, 2015. Professional fees may further increase due to new initiatives in raising capital or compliance for developing new products.

Office and other expenses increased to $171,000 for the three months ended September 30, 2016 compared to $85,000 for the three months ended September 30, 2015. Office and other expenses increased to $479,000 for the nine months ended September 30, 2016 compared to $213,000 for the nine months ended September 30, 2015.

Board of Directors fees and costs decreased to $53,000 for the three months ended September 30, 2016, compared to $140,000 for the three months ended September 30, 2015. Board of Directors fee and costs decreased to $100,000 for the nine months ended September 30, 2016, compared to $392,000 for the nine months ended September 30, 2015.

Amortization and depreciation was $4,000 for the three months ended September 30, 2016, compared to $44,000 for the three months ended September 30, 2015. Amortization and depreciation was $92,000 for the nine months ended September 30, 2016, compared to $125,000 for the nine months ended September 30, 2015.

Freight and shipping was $1,000 for the three months ended September 30, 2016, compared to $3,000 for the three months ended September 30, 2015. Freight and shipping was $5,000 for the nine months ended September 30, 2016, compared to $6,000 for the nine months ended September 30, 2015.

Interest expense was $7,000 for the three months ended September 30, 2016, compared to $8,000 for the three months ended September 30, 2015. Interest expense was $22,000 for the nine months ended September 30, 2016, compared to $24,000 for the nine months ended September 30, 2015.

We recorded a $810,000 impairment loss on our office and pulse dryer for the three and nine months ended September 30, 2016. We recorded a $125,000 impairment loss on our High Springs property (which was subsequently sold) for the three and nine months ended September 30, 2015.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and nine months ended September 30, 2016, and 2015, respectively.

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

CTD HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)

