Form 10-Q
period 2017-03-31
CTD HOLDINGS INC
filed 2017-05-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

Commission file number: 0-25466

CTD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6714 NW 16th Street, Suite B, Gainesville, Florida	32653
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

As of May 12, 2017, the Company had outstanding 72,879,361 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,638,097	$960,197
Accounts receivable	222,698	89,667
Inventory	500,018	497,397
Current portion of mortgage note receivable	34,393	34,393
Other current assets	61,912	53,879
Total current assets	2,457,118	1,635,533

FURNITURE AND EQUIPMENT, NET	25,992	29,984

Mortgage note receivable, less current portion	194,562	203,028

TOTAL ASSETS	$2,677,672	$1,868,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,987	$342,542

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 72,879,361 and 66,952,529 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	7,287	6,695
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	12,936,478	11,018,915
Accumulated deficit	(10,487,080)	(9,499,607)
Total stockholders' equity	2,456,685	1,526,003

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,677,672	$1,868,545

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUES
Product sales	$305,057	$312,685

EXPENSES
Personnel	334,529	301,291
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	19,378	36,834
Research and development	643,645	282,682
Repairs and maintenance	2,792	5,934
Professional fees	123,800	201,800
Office and other	132,189	145,312
Board of Director fees and costs	46,807	24,581
Depreciation	2,208	41,147
Freight and shipping	1,461	1,665
Loss (gain) on disposal of property and equipment	(1,261)	4,489
	1,295,548	1,045,735

LOSS FROM OPERATIONS	(990,491)	(733,050)

OTHER INCOME (EXPENSE)
Investment and other income	3,018	34,859
Interest expense	-	(7,580)
Total other income	3,018	27,279

LOSS BEFORE INCOME TAXES	(987,473)	(705,771)

Provision for income taxes	-	-

NET LOSS	$(987,473)	$(705,771)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,320,315	58,670,347

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(987,473)	$(705,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,208	41,146
Loss (gain) on disposal of property and equipment	(1,261)	4,489
Accrued stock compensation	21,500	-
Increase or decrease in:
Accounts receivable	(133,031)	(52,154)
Inventory	(2,621)	(6,329)
Other current assets	(8,033)	(22,578)
Accounts payable and accrued expenses	(75,955)	24,505
Total adjustments	(197,193)	(10,921)

NET CASH USED IN OPERATING ACTIVITIES	(1,184,666)	(716,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(1,605)	(9,343)
Proceeds from sale of property, net of closing costs	4,650	5,511
Proceeds from mortgage note receivable	8,466	2,714

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	11,511	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net of issue costs	1,851,055	-
Payments on notes payable	-	(15,462)
Payments on line of credit	-	(30,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,851,055	(45,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	677,900	(763,272)

CASH AND CASH EQUIVALENTS, beginning of period	960,197	1,842,233

CASH AND CASH EQUIVALENTS, end of period	$1,638,097	$1,078,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$7,580
Cash paid for income taxes	$-	$-
NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$-	$265,000

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The information presented herein as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS –– The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”). The FDA recently approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the US for Trappsol® Cyclo™. We have also filed Clinical Trial Applications with the United Kingdom's Medicines and Healthcare Products Regulatory Agency and other European regulators, and launched an International Clinical Program for Trappsol® Cyclo™.

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

(b) BASIS OF PRESENTATION –– The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017.

(c) CASH AND CASH EQUIVALENTS –– Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE –– Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at March 31, 2017 and December 31, 2016 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD –– Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or market. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(f) FURNITURE AND EQUIPMENT –– Furniture and equipment are recorded at cost. Depreciation on property and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, and seven to ten years for machinery and furniture).

(g) REVENUE RECOGNITION –– We recognize revenue from product sales, royalties, and drying services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at March 31, 2017 and December 31, 2016.

(h) RESEARCH AND DEVELOPMENT COSTS –– Research and development costs are expensed as incurred.

(i) INCOME TAXES –– Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

(j) NET LOSS PER COMMON SHARE –– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 15,085,787 and 577,500 common shares were antidilutive for the three months ended March 31, 2017 and 2016, respectively, and have been excluded from the calculation of loss per common share.

(k) STOCK BASED COMPENSATION –– The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(l) CONCENTRATIONS OF CREDIT RISK –– Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

(i) DEMAND AND CERTIFICATE OF DEPOSITS –– We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits. The bank accounts may exceed Federally insured levels; however, we have not experienced any losses in such accounts.

(ii) ACCOUNTS RECEIVABLE –– Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Two customers accounted for 73% of the accounts receivable balance at March 31, 2017. Two customers accounted for 81% of the accounts receivable balance at December 31, 2016. We have no policy requiring collateral or other security to support our accounts receivable.

(m) LIQUIDITY––For the year ended December 31, 2016, the Company incurred a net loss of $4,223,841 and used $2,950,938 of cash flows in its operations. At December 31, 2016, the Company had a cash balance of $960,197 and its current assets less current liabilities were $1,292,991. For the three months ended March 31, 2017, the Company incurred a net loss of $987,473 and used net cash in operations in the amount of $1,184,666. At March 31, 2017, the Company had a cash balance of $1,638,097 and its current assets less current liabilities were $2,236,131. On February 23, 2017, the Company generated additional net proceeds of $1,851,055 from the sale of equity securities in a private placement. The Company has concluded that proceeds from the private placement of its securities are currently the primary source of its cash flows that will permit the Company to meet its financial obligations as they come due through May 2018 despite its history of net losses. The Company continues to actively seek additional capital through the sale of its common stock. In the event that the Company cannot raise sufficient capital, management may be required to reduce expenditures related to its operations.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(n) USE OF ESTIMATES –– The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including contingencies. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(o) NEW ACCOUNTING PRONOUNCEMENTS –– The Financial Accounting Standards Board (FASB) has issued various Accounting Standards Updates (ASUs), including ASU 2014-09, Revenue from Contracts with Customers, as subsequently amended; ASU 2014-15, Presentation of Financial Statements-Going Concern; ASU 2015-17, Income Taxes; and ASU 2016-02, Leases, which are effective in future fiscal years. We do not expect the adoption of these standards to have a material effect on our financial position or results of operations.

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

(3) EQUITY TRANSACTIONS:

The Company expensed $21,500 in employee and board member stock compensation for the three months ended March 31, 2017. There was no stock compensation expense for the three months ended March 31, 2016. The Company accrues stock compensation expense over the period earned for employees and board members. On March 31, 2017, the Company issued 172,000 shares of common stock valued at $67,100 to eight board members and the Company’s secretary as settlement of accrued stock compensation for prior service.

On February 23, 2017, the Company issued 5,754,832 units (“Units”) at a purchase price of $0.35 per Unit in a private placement, each Unit consisting of one share of its common stock, and a seven-year warrant to purchase an additional share of common stock at an exercise price of $0.35, for aggregate gross proceeds to the Company of $2 million. Scarsdale Equities LLC acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of approximately $153,000, and it and its designees were issued seven-year warrants to purchase 273,455 Units at an exercise price of $0.35 per Unit.

As of March 31, 2017, the Company had warrants outstanding to purchase 14,332,332 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in years until 2024. In addition, there are seven-year warrants outstanding at March 31, 2017 to purchase 753,455 Units at exercise prices of $0.25-$0.35 per Unit.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(4) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2017 and 2016, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to one major customer accounted for 52% of total sales for the three months ended March 31, 2017. Sales to three major customers accounted for 80% of total sales for the three months ended March 31, 2016. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2016.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease found primarily in children and young adults. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the US. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. We have also filed Clinical Trial Applications with several European regulators, including the United Kingdom's Medicines and Healthcare Products Regulatory Agency, which approved our application. We expect to commence a U.S. clinical study in 2017 in which we will provide Trappsol® Cyclo™ intravenously to NPC patients two years of age and older in order to track biochemical markers of cholesterol metabolism and to measure effects on neurologic, lung and liver symptoms, with similar studies to be conducted in Europe.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ increased to $697,000 for 2016 from $352,000 for 2015. Sales of Trappsol® Cyclo™ were $27,000 and $140,000 for the three ended March 31, 2017 and 2016, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), Quian Hui (China), and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding satisfactory supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs and currency exchange rates are making domestic sources more competitively priced. We make patent information about cyclodextrins available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

Liquidity and Capital Resources

Our cash increased to $1,638,000 as of March 31, 2017, compared to $960,000 as of December 31, 2016. Our current assets less current liabilities were $2,236,000 as of March 31, 2017, compared to $1,293,000 at December 31, 2016. We used $1,185,000 in operations for the three months ended March 31, 2017, compared to $717,000 for the same period in 2016. We repaid all of our bank debt in December 2016 with proceeds from the sales of our real property and manufacturing facility.

On February 23, 2017, we generated additional net proceeds of $1,851,000 from the sale of our equity securities in a private placement.

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

We have no off-balance sheet arrangements at March 31, 2017.

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We reported a net loss of $987,000 for the three months ended March 31, 2017, compared to net loss of $706,000 for the three months ended March 31, 2016.

Total revenues for the three month period ended March 31, 2017 decreased 2% to $305,000 compared to $313,000 for the same period in 2016. Our change in the mix of our product sales for the three months ended March 31, 2017 and 2016 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ decreased by 81% for the three month period ended March 31, 2017, to $27,000 from $140,000 for the three months ended March 31, 2016.  We had no sales to a particular customer who exports Trappsol® Cyclo™ to South America in the three months ended March 31, 2017, compared to sales of $134,000 (96% of total sales of Trappsol® Cyclo™) to this customer for the three months ended March 31, 2016.  Our annual 2016 sales to this customer were $669,000 (96% of total 2016 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 74% for the three month period ended March 31, 2017, to $241,000 from $138,000 for the three months ended March 31 2016.

Trappsol® other products

Our sales of other Trappsol® products decreased by 15% for the three month period ended March 31, 2017, to $18,000 from $21,000 for the three months ended March 31, 2016.

Aquaplex®

Our sales of Aquaplex® were $17,000 for the three months ended March 31, 2017 compared to $1,000 for the three months ended March 31, 2016.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2017, our four largest customers accounted for 75% of our sales; the largest accounted for 52% of sales. During the three months ended March 31, 2016, our three largest customers accounted for 80% of our sales; the largest accounted for 45% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2017 decreased 47% to $19,000 from $37,000 for the same period in 2016. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 6% for the three months ended March 31, 2017 compared to 12% for the three months ended March 31, 2016.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2016, or the first quarter of 2017.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation expense. We have six employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

As we buy most of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has had and will continue to have an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros.

Research and development expenses increased to $644,000 for the three months ended March 31, 2017, from $283,000 for the three months ended March 31, 2016. Research and development as a percentage of our total operating expenses increased to 50% for the three months ended March 31, 2017 from 27% for the three months ended March 31, 2016. The increase in research and development expense is due to the International Clinical Program. We expect research and development costs to increase in 2017 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Operating expenses excluding research and development decreased to $652,000 for the three months ended March 31, 2017 from $763,000 for the three months ended March 31, 2016. Operating expenses excluding research and development as a percentage of total operating expenses decreased to 50% for the three months ended March 31, 2017 from 73% for the three months ended March 31, 2016.

Personnel expenses increased by 11%, to $335,000 for the three months ended March 31, 2017 from $301,000 for the three months ended March 31, 2016. We expect personnel costs to continue to increase in 2017 as the result of additional employees and our International Clinical Program product development activities.

Repairs and maintenance expenses decreased to $3,000 for the three months ended March 31, 2017 from $6,000 for 2015.

Professional fees decreased 39% to $124,000 for the three months ended March 31, 2017, compared to $202,000 for the three months ended March 31, 2016. Professional fees may increase in the future as we increase our capital raising initiatives and seek to develop new products.

Office and other expenses decreased 9% to $132,000 for the three months ended March 31, 2017, compared to $145,000 for the three months ended March 31, 2016.

Board of Directors fees and costs increased to $37,000 for the three months ended March 31, 2017, compared to $25,000 for the three months ended March 31, 2016.

Depreciation decreased to $2,000 for the three months ended March 31, 2017, compared to $41,000 for the three months ended March 31, 2016. Depreciation decreased due to the sale of our real property and manufacturing facility in December 2016.

We had no interest expense in the three months ended March 31, 2017, compared to $8,000 for the three months ended March 31, 2016, due to the repayment of our bank debt in December 2016.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2017, and 2016, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2016.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: May 12, 2017	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)