Form 10-Q
period 2017-06-30
CTD HOLDINGS INC
filed 2017-08-11
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2017

or

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

☐ Yes ☒ No

As of August 11, 2017, the Company had outstanding 73,105,834 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,330,587	$960,197
Accounts receivable	101,639	89,667
Inventory	473,150	497,397
Current portion of mortgage note receivable	34,393	34,393
Other current assets	43,121	53,879
Total current assets	1,982,890	1,635,533

FURNITURE AND EQUIPMENT, NET	26,392	29,984

Mortgage note receivable, less current portion	186,006	203,028

TOTAL ASSETS	$2,195,288	$1,868,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$566,374	$342,542

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 72,879,361 and 66,952,529 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,287	6,695
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	12,936,478	11,018,915
Accumulated deficit	(11,314,851)	(9,499,607)
Total stockholders' equity	1,628,914	1,526,003

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,195,288	$1,868,545

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES
Product sales	$523,085	$384,386	$828,142	$697,071

EXPENSES
Personnel	304,836	381,147	639,365	682,438
Cost of products sold (exclusive of depreciation, shown separately below)	79,018	56,169	98,396	93,003
Research and development	526,984	660,867	1,170,629	943,549
Repairs and maintenance	1,203	9,805	3,995	15,739
Professional fees	302,203	77,230	426,003	279,030
Office and other	94,348	195,459	226,537	307,315
Board of Director fees and costs	39,946	21,800	76,753	46,381
Depreciation	2,252	47,210	4,460	88,357
Freight and shipping	3,150	2,127	4,611	3,792
Loss (gain) on disposal of property and equipment	-	-	(1,261)	4,489
	1,353,940	1,451,814	2,649,488	2,464,093

LOSS FROM OPERATIONS	(830,855)	(1,067,428)	(1,821,346)	(1,767,022)

OTHER INCOME (EXPENSE)
Investment and other income	3,084	3,440	6,102	4,843
Interest expense	-	(7,173)	-	(14,753)
	3,084	(3,733)	6,102	(9,910)

LOSS BEFORE INCOME TAXES	(827,771)	(1,071,161)	(1,815,244)	(1,776,932)

Provision for income taxes	-	-	-	-

NET LOSS	$(827,771)	$(1,071,161)	$(1,815,244)	$(1,776,932)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.02)	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	72,879,361	60,803,680	71,098,883	59,737,014

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,815,244)	$(1,776,932)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,460	88,357
Loss (gain) on sale of property and equipment	(1,261)	4,489
Accrued stock compensation to employees	57,180	32,800
Accrued stock compensation to non-employees	27,960	37,960
Increase or decrease in:
Accounts receivable	(11,972)	(25,514)
Inventory	24,247	(1,438)
Other current assets	10,758	4,112
Accounts payable and accrued expenses	205,792	105,875
Total adjustments	317,164	246,641
NET CASH USED IN OPERATING ACTIVITIES	(1,498,080)	(1,530,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,257)	(9,343)
Proceeds from mortgage note receivable	17,022	10,915
Proceeds from sale of equipment	4,650	5,510
NET CASH PROVIDED BY INVESTING ACTIVITIES	17,415	7,082

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock and warrants	1,851,055	1,880,000
Principal payments on notes payable	-	(31,003)
Payments on line of credit	-	(34,296)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,851,055	1,814,701

NET INCREASE IN CASH AND CASH EQUIVALENTS	370,390	291,492

CASH AND CASH EQUIVALENTS, beginning of period	960,197	1,842,233

CASH AND CASH EQUIVALENTS, end of period	$1,330,587	$2,133,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$14,753

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$-	$265,000

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The information presented herein as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (“we” “our”, “us” or the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. The FDA recently approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study is expected to occur in September 2017. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, all of which have approved our applications. The first patient was dosed in our European study in July 2017.

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at June 30, 2017 and December 31, 2016 will be immaterial.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(f) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost. Depreciation on furniture and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, and seven to ten years for machinery and furniture).

(g) REVENUE RECOGNITION––We recognize revenue from product sales, and royalties when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at June 30, 2017 and December 31, 2016.

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented; outstanding warrants to purchase 15,085,787 and 9,057,500 common shares were antidilutive for the three and six months ended June 30, 2017 and 2016, respectively, and have been excluded from the calculation of loss per common share.

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

(ii) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Two customers accounted for 87% of the accounts receivable balance at June 30, 2017. Two customers accounted for 81% of the accounts receivable balance at December 31, 2016. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(m) LIQUIDITY––For the year ended December 31, 2016, the Company incurred a net loss of $4,223,841 and used $2,950,938 of cash flows in its operations. At December 31, 2016, the Company had a cash balance of $960,197 and its current assets less current liabilities were $1,292,991. For the six months ended June 30, 2017, the Company incurred a net loss of $1,815,244 and used net cash in operations in the amount of $1,498,080. At June 30, 2017, the Company had a cash balance of $1,330,587 and its current assets less current liabilities were $1,416,516. On February 23, 2017, the Company generated additional net proceeds of $1,851,055 from the sale of equity securities in a private placement. The Company has concluded that proceeds from the private placement of its securities are currently the primary source of its cash flows that will permit the Company to meet its financial obligations as they come due through August 2018 despite its history of net losses. The Company continues to actively seek additional capital through the sale of its common stock. In the event that the Company cannot raise sufficient capital, management may be required to reduce expenditures related to its operations. Further, if the Company is unable to raise sufficient capital in the near-term, the inability to do so could have a significant adverse effect on its future financial condition, results of operations, and cash flows.

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

(o) RECLASSIFICATIONS – Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on previously reported net income or stockholders equity.

(p) NEW ACCOUNTING PRONOUNCEMENTS––The Financial Accounting Standards Board (FASB) has issued various Accounting Standards Updates (ASUs), including ASU 2014-09, Revenue from Contracts with Customers, as subsequently amended; ASU 2015-17, Income Taxes; and ASU 2016-02, Leases, which are effective in future fiscal years. We do not expect the adoption of these standards to have a material effect on our financial position or results of operations.

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

 (3) EQUITY TRANSACTIONS:

The Company expensed $63,640 and $85,140 in employee and board member stock compensation for the three and six months ended June 30, 2017, respectively. The Company expensed $35,560 and $70,760 in employee and board member stock compensation for the three and six months ended June 30, 2016, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. On March 31, 2017, the Company issued 172,000 shares of common stock valued at $67,100 to eight board members and the Company’s secretary as settlement of accrued stock compensation for prior service. In July 2017, 120,000 shares were issued to employees as bonus compensation.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

As of June 30, 2017, the Company had warrants outstanding to purchase 14,332,332 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in various years until 2024. In addition, there are seven-year warrants outstanding at June 30, 2017 to purchase 753,455 Units at exercise prices of $0.25-$0.35 per Unit.

(4) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2017 and 2016, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to two major customers accounted for 66% of total sales for the six months ended June 30, 2017. Sales to two major customers accounted for 64% of total sales for the six months ended June 30, 2016. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol ® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study is expected to occur in September 2017.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil, Spain and Norway. Our annual sales of Trappsol® Cyclo™ increased to $697,000 for 2016 from $352,000 for 2015. Sales of Trappsol® Cyclo™ were $314,000 and $386,000 for the six months ended June 30, 2017 and 2016, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

 Liquidity and Capital Resources

Our cash increased to $1,331,000 as of June 30, 2017, compared to $960,000 as of December 31, 2016. Our current assets less current liabilities were $1,417,000 as of June 30, 2017, compared to $1,293,000 at December 31, 2016. We used $1,498,000 in operations for the six months ended June 30, 2017, compared to $1,530,000 for the same period in 2016. We repaid all of our bank debt in December 2016 with proceeds from the sales of our real property and manufacturing facility.

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

We have no off-balance sheet arrangements at June 30, 2017.

Results of Operations - Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

We reported a net loss of $(828,000) and $(1,815,000) for the three and six months ended June 30, 2017, respectively, compared to a net loss of $(1,071,000) and $(1,777,000) for the three and six months ended June 30, 2016, respectively.

Total revenues for the three month period ended June 30, 2017 increased 36% to $523,000 compared to $384,000 for the same period in 2016. Total revenues for the six month period ended June 30, 2017 increased 19% to $828,000 compared to $697,000 for the same period in 2016.

Our change in the mix of our product sales for the three and six months ended June 30, 2017 and 2016 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ increased by 19% for the three month period ended June 30, 2017, to $287,000 from $241,000 for the three month period ended June 30, 2016.  Our sales of Trappsol® Cyclo™ decreased by 19% for the six month period ended June 30, 2017, to $314,000 from $386,000 for the six month period ended June 30, 2016. Our sales to a particular customer who exports Trappsol® Cyclo™ to South America were $287,000 (100% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2017, compared to $231,000 (96% of total sales of Trappsol® Cyclo™) for the three months ended June 30, 2016; and our sales to that same customer who exports Trappsol® Cyclo™ to South America were $287,000 (91% of total sales of Trappsol® Cyclo™) for the six month period ended June 30, 2017, compared to $365,000 (95% of total sales of Trappsol® Cyclo™) for the six month period ended June 30, 2016. Our annual 2016 sales to this customer were $669,000 (96% of total 2016 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 102% for the three month period ended June 30, 2017, to $182,000 from $90,000 for the three months ended June 30, 2016. Our sales of Trappsol® HPB increased by 85% for the six month period ended June 30, 2017, to $422,000 from $228,000 for the six month period ended June 30, 2016.

Trappsol® other products

Our sales of other Trappsol® products increased by 104% for the three month period ended June 30, 2017, to $51,000 from $25,000 for the three month period ended June 30, 2016. Our sales of other Trappsol® products increased by 75% for the six month period ended June 30, 2017, to $70,000 from $40,000 for the six month period ended June 30, 2016.

Aquaplex®

There were negligible sales of Aquaplex® for the three month period ended June 30, 2017 compared to $21,000 for the three month period ended June 30, 2016. Our sales of Aquaplex® were $17,000 for the six month period ended June 30, 2017 compared to $21,000 for the six month period ended June 30, 2016.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2017, our two largest customers accounted for 66% of our sales; the largest accounted for 34% of sales. During the six months ended June 30, 2016, our three largest customers accounted for 73% of our sales; the largest accounted for 54% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for the six month period ended June 30, 2017 was 12% ($98,000) compared to 13% ($93,000) for the same period in 2016. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 15% ($79,000) for the three months ended June 30, 2017 compared to 15% ($56,000) for the same period in 2016.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2016 or 2015, or the first six months of 2017.

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

Personnel expenses decreased to $305,000 for the three months ended June 30, 2017 from $381,000 for the three months ended June 30, 2016. Personnel expenses decreased to $639,000 for the six months ended June 30, 2017 from $682,000 for the six months ended June 30, 2016. The decrease in personnel expense is due to the sale of our office and manufacturing facility in December 2016.

Research and development expenses decreased to $527,000 for the three months ended June 30, 2017, from $661,000 for the three months ended June 30, 2016. Research and development expenses increased to $1,171,000 for the six months ended June 30, 2017, from $944,000 for the six months ended June 30, 2016. Research and development expenses as a percentage of our total operating expenses increased to 44% for the six months ended June 30, 2017 from 39% for the six months ended June 30, 2016. The increase in research and development expense is due to the International Clinical Program. We expect future research and development costs to increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased to $1,000 for the three months ended June 30, 2017 from $10,000 for the three months ended June 30, 2016. Repairs and maintenance expenses decreased to $4,000 for the six months ended June 30, 2017 from $16,000 for the six months ended June 30, 2016.

Professional fees increased to $302,000 for the three months ended June 30, 2017, compared to $77,000 for the three months ended June 30, 2016. Professional fees increased to $426,000 for the six months ended June 30, 2017, compared to $279,000 for the six months ended June 30, 2016. Professional fees may further increase as we increase our capital raising initiatives and seek to develop new products.

Office and other expenses decreased to $94,000 for the three months ended June 30, 2017 compared to $195,000 for the three months ended June 30, 2016. Office and other expenses decreased to $227,000 for the six months ended June 30, 2017 compared to $307,000 for the six months ended June 30, 2016.

Board of Directors fees and costs increased to $40,000 for the three months ended June 30, 2017, compared to $22,000 for the three months ended June 30, 2016. Board of Directors fee and costs increased to $77,000 for the six months ended June 30, 2017, compared to $46,000 for the six months ended June 30, 2016.

Depreciation was $2,000 for the three months ended June 30, 2017, compared to $47,000 for the three months ended June 30, 2016. Depreciation was $4,000 for the six months ended June 30, 2017, compared to $88,000 for the six months ended June 30, 2016. This decrease is due to the sale of our office and manufacturing facility in December 2016. Our depreciation expense for future periods will be consistent with the current expense.

We had no interest expense in the three and six months ended June 30, 2017, compared to $7,000 and $15,000 for the three and six months ended June 30, 2016 due to the repayment of our bank debt in December 2016.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and six months ended June 30, 2017, and 2016, respectively.

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

CTD HOLDINGS, INC.

Date: August 11, 2017	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)