Form 10-Q
period 2017-09-30
CTD HOLDINGS INC
filed 2017-11-09
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2017

or

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

☐ Yes ☒ No

As of November 9, 2017, the Company had outstanding 73,105,834 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,342,642	$960,197
Accounts receivable	94,017	89,667
Inventory	474,010	497,397
Current portion of mortgage note receivable	34,393	34,393
Other	20,210	53,879
Total current assets	1,965,272	1,635,533

FURNITURE AND EQUIPMENT, NET	27,225	29,984

Mortgage note receivable, less current portion	177,359	203,028

TOTAL ASSETS	$2,169,856	$1,868,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$545,171	$342,542
Advance – private placement	585,000	-
Total current liabilities	1,130,171	342,542

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 72,999,361 and 66,952,529 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,299	6,695
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Additional paid-in capital	12,980,986	11,018,915
Accumulated deficit	(11,948,600)	(9,499,607)
Total stockholders' equity	1,039,685	1,526,003

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,169,856	$1,868,545

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES
Product sales	$241,147	$278,196	$1,069,289	$975,267

EXPENSES
Personnel	268,684	327,858	908,049	1,010,296
Cost of products sold (exclusive of depreciation, shown separately below)	19,660	30,893	118,056	123,896
Research and development	338,723	311,351	1,509,352	1,254,900
Repairs and maintenance	1,203	3,334	5,198	19,073
Professional fees	116,004	175,616	542,007	454,646
Office and other	111,713	171,425	338,250	478,740
Board of Director fees and costs	18,010	53,195	94,763	99,576
Depreciation	2,413	3,789	6,873	92,146
Freight and shipping	1,635	1,465	6,246	5,257
Loss (gain) on disposal of property and equipment	-	-	(1,261)	4,489
Impairment on assets held for sale	-	810,000	-	810,000
	878,045	1,888,926	3,527,533	4,353,019

LOSS FROM OPERATIONS	(636,898)	(1,610,730)	(2,458,244)	(3,377,752)

OTHER INCOME (EXPENSE)
Investment and other income	3,149	2,766	9,251	7,609
Interest expense	-	(6,969)	-	(21,722)
	3,149	(4,203)	9,251	(14,113)

LOSS BEFORE INCOME TAXES	(633,749)	(1,614,933)	(2,448,993)	(3,391,865)

Provision for income taxes	-	-	-	-

NET LOSS	$(633,749)	$(1,614,933)	$(2,448,993)	$(3,391,865)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.02)	$(.03)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	72,966,028	66,889,822	71,721,264	62,121,283

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,448,993)	$(3,391,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,873	92,146
Loss (gain) on sale of property and equipment	(1,261)	4,489
Impairment on assets held for sale	-	810,000
Accrued stock compensation to employees	76,030	57,114
Accrued stock compensation to non-employees	31,110	44,106
Increase or decrease in:
Accounts receivable	(4,350)	(68,598)
Inventory	23,387	19,758
Other current assets	33,669	13,173
Accounts payable and accrued expenses	207,109	33,120
Total adjustments	372,567	1,005,308
NET CASH USED IN OPERATING ACTIVITIES	(2,076,426)	(2,386,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and building improvements	(7,503)	(9,343)
Proceeds from mortgage note receivable	25,669	19,203
Proceeds from sale of equipment	4,650	5,510
NET CASH PROVIDED BY INVESTING ACTIVITIES	22,816	15,370

CASH FLOWS FROM FINANCING ACTIVITIES
Advance – private placement	585,000	-
Net proceeds from sale of common stock and warrants	1,851,055	1,880,000
Principal payments on notes payable	-	(46,704)
Payments on line of credit	-	(34,296)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,436,055	1,799,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	382,445	(572,187)

CASH AND CASH EQUIVALENTS, beginning of period	960,197	1,842,233

CASH AND CASH EQUIVALENTS, end of period	$1,342,642	$1,270,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$21,722

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$-	$265,000

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

The information presented herein as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (“we”, “our”, “us” or the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990, as a Florida corporation with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. The FDA recently approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase 1 study commenced in September 2017. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden, Israel and Italy, all of which have approved our applications. The first patient was dosed in our European study in July 2017.

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

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 17, 2017.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, we have concluded that losses on balances outstanding at September 30, 2017 and December 31, 2016 will be immaterial.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation expense.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(f) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost. Depreciation on furniture and equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles, and seven to ten years for machinery and furniture).

(g) REVENUE RECOGNITION––We recognize revenue from product sales, and royalties when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. There is no deferred revenue at September 30, 2017 and December 31, 2016.

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented; outstanding warrants to purchase 15,085,787 and 9,057,500 common shares were antidilutive for the three and nine months ended September 30, 2017 and 2016, respectively, and have been excluded from the calculation of loss per common share.

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

(ii) ACCOUNTS RECEIVABLE––Our accounts receivable consist of amounts due primarily from chemical supply and pharmaceutical companies located primarily in the United States. Three customers accounted for 87% of the accounts receivable balance at September 30, 2017. Two customers accounted for 81% of the accounts receivable balance at December 31, 2016. We have no policy requiring collateral or other security to support our accounts receivable.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(m) LIQUIDITY––For the year ended December 31, 2016, the Company incurred a net loss of $4,223,841 and used $2,950,938 of cash flows in its operations. At December 31, 2016, the Company had a cash balance of $960,197 and its current assets less current liabilities were $1,292,991. For the nine months ended September 30, 2017, the Company incurred a net loss of $2,448,993 and used net cash in operations in the amount of $2,076,426. At September 30, 2017, the Company had a cash balance of $1,342,642 and its current assets less current liabilities (excluding a $585,000 advance received from the private placement of stock that closed in October 2017) were $1,420,101. In October 2017, the Company generated additional net proceeds of $1,465,000, including the $585,000 received in September 2017, from the sale of equity securities in a private placement. The Company has concluded that proceeds from the private placement of its securities are currently the primary source of its cash flows that will permit the Company to meet its financial obligations as they come due through November 2018 despite its history of net losses. The Company continues to actively seek additional capital through the sale of its common stock. In the event that the Company cannot raise sufficient capital, management may be required to reduce its expenditures for clinical trials.  Further, if the Company is unable to raise sufficient capital in the near-term, the inability to do so could have a significant adverse effect on its future financial condition, results of operations, and cash flows.

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

 (3) EQUITY TRANSACTIONS:

The Company expensed $61,720 and $107,140 in employee and board member stock compensation for the three and nine months ended September 30, 2017, respectively, including with respect to 120,000 shares of common stock issued to employees as bonus compensation.  The Company expensed $30,460 and $101,220 in employee and board member stock compensation for the three and nine months ended September 30, 2016, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. On March 31, 2017, the Company issued 172,000 shares of common stock valued at $67,100 to eight board members and the Company’s secretary as settlement of accrued stock compensation for prior service.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

In October 2017, the Company completed a private placement of 15,250 (“Units”) at a purchase price of $100 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock (“Preferred Stock”) convertible into 400 shares of common stock, and seven-year warrants to purchase 400 shares of common stock at an exercise price of $0.25 per share. The Preferred Stock will automatically convert into common stock on the date the Company effects an increase of its authorized shares of common stock and/or a reverse stock split of its common stock, so that the Company has a sufficient number of authorized and unissued shares of common stock to permit the conversion or exercise, as applicable, of all outstanding shares of preferred stock, warrants and other convertible securities. The Preferred Stock has a liquidation preference of $100 per share, is not redeemable, and does not entitle the holder to special dividends. In the event the Company were to pay dividends on its common stock, holders of Preferred Stock would receive dividends based on the number of shares of common stock into which their shares of Preferred Stock are then convertible. Prior to September 30, 2017, the Company received a $585,000 advance from an investor in this private placement, which has been recorded as a current liability in the accompanying balance sheet. Subsequent to September 30, 2017, the investor was issued his Units and the Company reclassified the advance to stockholders’ equity.

On February 23, 2017, the Company issued 5,754,832 units (“Units”) at a purchase price of $0.35 per Unit in a private placement, each Unit consisting of one share of its common stock, and a seven-year warrant to purchase an additional share of common stock at an exercise price of $0.35, for aggregate gross proceeds to the Company of $2 million. Scarsdale Equities LLC acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of approximately $153,000, and it and its designees were issued seven-year warrants to purchase 230,193 Units at an exercise price of $0.35 per Unit.

As of September 30, 2017, the Company had warrants outstanding to purchase 14,332,332 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in various years until 2024. In addition, there are seven-year warrants outstanding at September 30, 2017 to purchase 710,193 Units at exercise prices of $0.25-$0.35 per Unit.

(4) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to two major customers accounted for 59% and 55% of total sales for the three and nine months ended September 30, 2017, respectively. Sales to two major customers accounted for 51% and 52% of total sales for the three and nine months ended September 30, 2016, respectively. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

(6) SUBSEQUENT EVENT:

In October 2017, the Company completed the private placement disclosed in Note 3.

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol ® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil, Spain and Norway. Our annual sales of Trappsol® Cyclo™ increased to $697,000 for 2016 from $352,000 for 2015. Sales of Trappsol® Cyclo™ were $331,000 and $401,000 for the nine months ended September 30, 2017 and 2016, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

 Liquidity and Capital Resources

Our cash increased to $1,343,000 as of September 30, 2017, compared to $960,000 as of December 31, 2016. Our current assets less current liabilities (excluding a $585,000 advance received from our private placement of stock that closed in October 2017) were $1,420,101. We used $2,076,000 in operations for the nine months ended September 30, 2017, compared to $2,387,000 for the same period in 2016. We repaid all of our bank debt in December 2016 with proceeds from the sales of our real property and manufacturing facility.

In October, 2017, we received net proceeds of $1,465,000, including the $585,000 received in September 2017, from the sale of our equity securities in a private placement.

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

We have no off-balance sheet arrangements at September 30, 2017.

Results of Operations - Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

We reported a net loss of $(634,000) and $(2,449,000) for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $(1,615,000) and $(3,392,000) for the three and nine months ended September 30, 2016, respectively.

Total revenues for the three month period ended September 30, 2017 decreased 13% to $241,000 compared to $278,000 for the same period in 2016. Total revenues for the nine month period ended September 30, 2017 increased 10% to $1,069,000 compared to $975,000 for the same period in 2016.

Our change in the mix of our product sales for the three and nine months ended September 30, 2017 and 2016 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ decreased by 20% for the three month period ended September 30, 2017, to $17,000 from $21,000 for the three month period ended September 30, 2016.  Our sales of Trappsol® Cyclo™ decreased by 18% for the nine month period ended September 30, 2017, to $331,000 from $401,000 for the nine month period ended September 30, 2016. We had no sales to a particular customer who exports Trappsol® Cyclo™ to South America for the three months ended September 30, 2017, compared to $21,000 (100% of total sales of Trappsol® Cyclo™) for the three months ended September 30, 2016; and our sales to that same customer who exports Trappsol® Cyclo™ to South America were $287,000 (87% of total sales of Trappsol® Cyclo™) for the nine month period ended September 30, 2017, compared to $386,000 (96% of total sales of Trappsol® Cyclo™) for the nine month period ended September 30, 2016. Our annual 2016 sales to this customer were $669,000 (96% of total 2016 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 5% for the three month period ended September 30, 2017, to $171,000 from $163,000 for the three months ended September 30, 2016. Our sales of Trappsol® HPB increased by 50% for the nine month period ended September 30, 2017, to $595,000 from $397,000 for the nine month period ended September 30, 2016.

Trappsol® other products

Our sales of other Trappsol® products decreased by 2% for the three month period ended September 30, 2017, to $34,000 from $35,000 for the three month period ended September 30, 2016. Our sales of other Trappsol® products increased by 36% for the nine month period ended September 30, 2017, to $103,000 from $75,000 for the nine month period ended September 30, 2016.

Aquaplex®

There were negligible sales of Aquaplex® for the three month period ended September 30, 2017 compared to $57,000 for the three month period ended September 30, 2016. Our sales of Aquaplex® were $18,000 for the nine month period ended September 30, 2017 compared to $78,000 for the nine month period ended September 30, 2016.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2017, our two largest customers accounted for 55% of our sales; the largest accounted for 29% of sales. During the nine months ended September 30, 2016, our two largest customers accounted for 52% of our sales; the largest accounted for 41% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for the nine month period ended September 30, 2017 was 11% ($118,000) compared to 13% ($124,000) for the same period in 2016. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 8% ($20,000) for the three months ended September 30, 2017 compared to 11% ($31,000) for the same period in 2016.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2016 or 2015, or the first nine months of 2017.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation expense. We have three employees who provide receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

As we buy most of our inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro, Yen and Yuan has had and will continue to have an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros.

Personnel expenses decreased to $269,000 for the three months ended September 30, 2017 from $328,000 for the three months ended September 30, 2016. Personnel expenses decreased to $908,000 for the nine months ended September 30, 2017 from $1,010,000 for the nine months ended September 30, 2016. The decrease in personnel expense is due to our reduction in personnel in conjunction with the sale of our office and manufacturing facility in December 2016.

Research and development expenses increased to $339,000 for the three months ended September 30, 2017, from $311,000 for the three months ended September 30, 2016. Research and development expenses increased to $1,509,000 for the nine months ended September 30, 2017, from $1,255,000 for the nine months ended September 30, 2016. Research and development expenses as a percentage of our total operating expenses increased to 43% for the nine months ended September 30, 2017 from 29% for the nine months ended September 30, 2016. The increase in research and development expense is due to the International Clinical Program. We expect future research and development costs to increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased to $1,000 for the three months ended September 30, 2017 from $3,000 for the three months ended September 30, 2016. Repairs and maintenance expenses decreased to $5,000 for the nine months ended September 30, 2017 from $19,000 for the nine months ended September 30, 2016.

Professional fees decreased to $116,000 for the three months ended September 30, 2017, compared to $176,000 for the three months ended September 30, 2016. Professional fees increased to $542,000 for the nine months ended September 30, 2017, compared to $455,000 for the nine months ended September 30, 2016. Professional fees may increase as we increase our capital raising initiatives and seek to develop new products.

Office and other expenses decreased to $112,000 for the three months ended September 30, 2017 compared to $171,000 for the three months ended September 30, 2016. Office and other expenses decreased to $338,000 for the nine months ended September 30, 2017 compared to $479,000 for the nine months ended September 30, 2016.

Board of Directors fees and costs decreased to $18,000 for the three months ended September 30, 2017, compared to $53,000 for the three months ended September 30, 2016. Board of Directors fee and costs decreased to $95,000 for the nine months ended September 30, 2017, compared to $100,000 for the nine months ended September 30, 2016.

Depreciation was $2,000 for the three months ended September 30, 2017, compared to $4,000 for the three months ended September 30, 2016. Depreciation was $7,000 for the nine months ended September 30, 2017, compared to $92,000 for the nine months ended September 30, 2016. This decrease is due to the sale of our office and manufacturing facility in December 2016. Our depreciation expense for future periods will be consistent with the current expense.

We had no interest expense in the three and nine months ended September 30, 2017, compared to $7,000 and $22,000 for the three and nine months ended September 30, 2016 due to the repayment of our bank debt in December 2016.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and nine months ended September 30, 2017, and 2016, respectively.

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

CTD HOLDINGS, INC.

Date: November 9, 2017	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)