Form 10-K
period 2017-12-31
CTD HOLDINGS INC
filed 2018-04-16
CIK 922247

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $16,837,450 based on the closing price on the over-the-counter market of such Common Stock on such date.

As of April 10, 2018, there were 73,504,500 shares of registrant’s Common Stock outstanding.

CTD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017.

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

Preliminary data from our clinical studies suggests that Trappsol® CycloTM crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® CycloTM to study subjects, it was detected in subjects' cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We have also recently begun to explore the use of cyclodextrins in the treatment of Alzheimer's disease, and in January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease.

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

Use of Cyclodextrins to Treat NPC

Natural cyclodextrins have been confirmed to be generally recognized as safe (GRAS) in most of the world, including the U.S. Moreover, approvals of products containing cyclodextrins by the FDA since 2001 suggest that regulatory approval for new products may be easier to obtain in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl beta cyclodextrin as an excipient. In 2008, one of our clients used our product, Trappsol® hydroxypropyl beta cyclodextrin, in an FDA approved compassionate use investigational new drug protocol for the treatment of NPC. We now sell this product for industrial use under our trademark Trappsol® Cyclo™.  Our customer successfully applied to the FDA to designate Trappsol® Cyclo™ as an orphan drug in the treatment of NPC in support of an Investigational New Drug protocol for a particular U.S. patient.  Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug and, if such application is approved, they have the ability to sell it exclusively for seven years, and may get clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in Europe. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. The doctors and patients participating in these programs, including patients that have been administered Trappsol® Cyclo™ intravenously for more than five years, have made their data available to us, which we used to design our clinical studies in the U.S. and abroad.

Other Cyclodextrin Uses

Applications of cyclodextrins in personal products and for industrial uses have appeared in many patents and patent applications. Cyclodextrins are used in numerous brand-name household goods, including fabric softeners and air fresheners. With increased manufacturing capacity and supply, the prices of the natural cyclodextrins have decreased to the point that use of these materials is considered in even the most price sensitive goods.

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

Our Cyclodextrin Products

Substantially all of our revenues are derived from the sale of cyclodextrins, including bio-pharmaceuticals containing cyclodextrins, cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 100 different cyclodextrins. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 200 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  The APTM-Flavor product lines are cyclodextrins that contain various food flavors.  Sales of Trappsol® and Aquaplex® comprise approximately 99% and 1%, respectively, of our 2017 product sales.  Our sales of APTM-Flavors are not significant and are primarily targeted to the food industry.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our service and trademarks by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

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

 Customers

We currently sell our products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2017, our revenues consisted of 28% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 1% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. In 2017 and 2016, one customer (UNO Healthcare, Inc.) accounted for 23% and 44% of our total revenue, respectively.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 95% of our annual sales of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

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

Research and Development

We are currently pursuing clinical programs in the U.S., Europe and Israel in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC. We have also recently commenced activities exploring the use of cyclodextrins in the treatment of Alzheimer's disease. We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017. Research and development expenses increased to approximately $2,293,000 in 2017, from $1,865,000 in 2016.

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

Government Regulation

The development, production and marketing of biological products, which include the proposed use of Trappsol® Cyclo™ to treat disease, including NPC, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., the development, manufacturing and marketing of pharmaceuticals are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act. The FDA, and comparable agencies in foreign countries, not only assesses the safety and efficacy of these products but also regulate, among other things, the testing, manufacture, labeling, storage, record-keeping, advertising and promotion of such products. The process of obtaining FDA and foreign regulatory approval for a new pharmaceutical is costly and time-consuming.

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

There have been a number of federal and state legislative changes made over the last few years regarding the pricing of pharmaceutical products, government control and other changes to the healthcare system of the U.S. It is uncertain how such legislative changes will be adopted or what actions federal, state or private payers for medical goods and services may take in response to such legislation. We cannot predict the effect such healthcare changes will have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Employees

As of December 31, 2017, we employed four people on a full-time basis. None of our employees belong to a union.  We believe relations with our employees are good.

Item 1A.  Risk Factors.

We have suffered recent losses and our future profitability is uncertain.

We have incurred net losses of $3.8 million and $4.2 million for the years ended December 31, 2017 and December 31, 2016, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors, WithumSmith+Brown, PC, have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

We will need additional capital to fund our operations as planned.

For year ended December 31, 2017, our operations used approximately $3,062,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $3,341,000 from equity issuances. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

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

We rely on third parties to conduct certain of the research and clinical trials for products using Trappsol® Cyclo™.

We rely on contact research organizations, academic institutions, corporate partners, and other third parties to assist us in managing, monitoring, and otherwise carrying out clinical trials and research activities. We rely or will rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Although we rely on these third parties to manage the data from clinical trials, we will be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our failure, or the failure of third parties on which we rely, to comply with the strict requirements relating to conducting, recording, and reporting the results of clinical trials, or to follow good clinical practices, may delay the regulatory approval process or cause us to fail to obtain regulatory approval for Trappsol® Cyclo™.

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

Our single largest customer accounted for 25% of our total sales in fiscal 2017. Our largest five customers collectively accounted for 71% of total sales in fiscal 2017. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customers.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® cyclodextrin products we sell from third-party suppliers and depend on those manufacturers for the cyclodextrins we use in our Aquaplex® products. We are also dependent on outside manufacturers that use lyophilization techniques for our Aquaplex® products.   We purchase substantially all of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As of April 10, 2018, C.E. Rick Strattan, our founder and one of our directors, held the beneficial power to vote 20,608,385 shares of Common Stock (including 630,738 shares of Common Stock owned by a tax exempt organization over which Mr. Strattan has sole voting and dispositive power), or approximately 28% of the issued and outstanding shares of Common Stock. Accordingly, Mr. Strattan has the power to influence the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as a director of the Company, the personal interests of Mr. Strattan may conflict with, or differ from, the interests of other holders of our capital stock. Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s board for seven (7) years, which slate will be required to include two representatives of investors in the private placement consummated on the same date. This arrangement could have the effect of preventing a change of control of the Company. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

All of our authorized shares of Common Stock have been reserved for issuance pursuant to outstanding warrants and shares of our Series B Convertible Stock. Any use of Common Stock for future financing or business acquisitions will require us to amend our certificate of incorporation to effect a reverse stock split and/or increase our authorized Common Stock.

As of April 10, 2018, there were issued and outstanding 73,504,500 shares of Common Stock, shares of Series B Convertible Preferred Stock convertible into an aggregate of 6,200,000 shares of Common Stock and warrants to purchase an aggregate of approximately 22,300,478 additional shares of Common Stock. Only 100,000,000 shares of Common Stock are authorized under our certificate of incorporation. We need to amend our certificate of incorporation to increase our authorized Common Stock and/or effect a reverse stock split to issue additional shares of Common Stock and permit the automatic conversion of our outstanding shares of Series B Convertible Preferred Stock into Common Stock. Failure to increase our authorized Common Stock will also limit our ability to raise capital in a future equity financing and use Common Stock for desirable business acquisitions.

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

Item 3.  Legal Proceedings.

On November 30, 2017, we filed a Complaint against the National Institutes of Health (the “NIH”) in the United States District Court for the Northern District of Florida, Gainesville Division. Pursuant to the Complaint, we are seeking an order requiring the NIH to provide the Company with records responsive to a request originally made by us under the Freedom of Information Act on October 19, 2016 (the “FOIA Request”). Subsequent to the filing of the Complaint, we received documents from the NIH with substantial redactions. We are currently reviewing those documents and our options in connection with this proceeding.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable. Other than as set forth above, we are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

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

		High	Low
2016	First Quarter	$0.50	$0.25
	Second Quarter	$0.57	$0.29
	Third Quarter	$0.53	$0.33
	Fourth Quarter	$0.51	$0.40

2017	First Quarter	$0.80	$0.41
	Second Quarter	$0.62	$0.37
	Third Quarter	$0.55	$0.27
	Fourth Quarter	$0.51	$0.25

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of April 10, 2018, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 114.

Dividend Policy

The Company paid no dividends in 2017 and will not pay any cash dividends on its Common Stock in 2018 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lung, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017.

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

Preliminary data from our clinical studies suggests that Trappsol® CycloTM crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® CycloTM to study subjects, it was detected in subjects' cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We have also recently begun to explore the use of cyclodextrins in the treatment of Alzheimer's disease, and in January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease.

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

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $342,000 for 2017 from $697,000 for 2016. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015, we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

Liquidity and Capital Resources

Our cash increased to $1,271,000 as of December 31, 2017, from $960,000 at December 31, 2016. Our current assets less current liabilities was $953,000 at December 31, 2017 compared to $1,293,000 at December 31, 2016.  Cash used in operations for 2017 increased to $3,062,000 compared to $2,951,000 for 2016.  Our increase in cash is due to equity issuances and our decrease in current assets less current liabilities is due to our net loss. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised.

During the year ended December 31, 2017, we generated net proceeds of $3,341,000 from the sale of our equity securities in two private placements.

We plan to use the proceeds of our stock transactions primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

While the Company presently lacks sufficient cash to meet its anticipated operating costs and capital expenditure requirements through April 2019, we intend to close on sales of our securities that will allow us to fund operations for the next 12 months, although there can be no assurance we will be successful in that regard. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our consolidated financial statements for the year ended December 31, 2017 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last four fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2017, we had approximately $8,705,000 in net state and federal operating loss carryforwards expiring from 2020 through 2037 that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2017.

Results of Operations - 2017 compared to 2016

For 2017, we incurred a net loss of $3,833,000, compared to a net loss in 2016 of $4,224,000. Total revenues for 2017 were $1,238,000 compared to $1,503,000 for 2016.

Our change in the mix of our product sales for 2017 and 2016 is as follows:

Trappsol® Cyclo™

Our sales of Trappsol® Cyclo™ decreased 51% to $342,000 for 2017 from $697,000 for 2016.  Our sales to a customer who exports Trappsol® Cyclo™ to South America were $287,000 (84% of total sales of Trappsol® Cyclo™) for 2017. Our 2016 sales to this customer were $669,000 (96% of total 2016 sales of Trappsol® Cyclo™). This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions.

Trappsol® HPB

Our sales of Trappsol® HPB increased 64% to $711,000 for 2017 from $433,000 for 2016.

Trappsol® other products

Our sales of other Trappsol® products decreased 35% to $131,000 for 2017 from $201,000 for 2016.

Aquaplex®

Our sales of Aquaplex® decreased to $18,000 for 2017 compared to $136,000 for 2016, and are primarily attributable to a single customer. The decrease in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were $16,512 in 2017 $133,813 in 2016, $75,474 in 2015, $34,027 in 2014, and $2,907 in 2013.

Our largest customers continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2017, our five largest customers (Charles River Laboratories, Inc., Uno Healthcare, Ventana Medical Systems, Inc., Thermofisher Scientific Diagnostics, Inc., and Siemens Medical Solutions USA, Inc.) accounted for 73% of our revenues, and the largest accounted for 25% of our revenues.  In 2016, our five largest customers (Uno Healthcare, Inc., Thermofisher Scientific Diagnostics, Inc., Sigma-Aldrich Fine Chemicals, Inc., Siemens Medical Solutions USA, Inc., and Peregrine Pharmaceuticals, Inc.) accounted for 74% of our revenues, and the largest accounted for 44% of our revenues.   Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) decreased to $133,000 for 2017 compared to $198,000 for 2016. Our cost of products sold as a percentage of product sales was 11% for 2017 and 13% for 2016.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2017 or 2016.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. We have four employees who provide management, receiving, inspection, warehousing and shipping operations for us. The cost of these employees, and our other employees, are included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

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

Personnel expenses decreased 7% to $1,183,000 for 2017, from $1,274,000 for 2016.  The decrease in personnel expense is due to a decrease in the number of employees and related benefits. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 23% to $2,293,000 for 2017, from $1,865,000 for 2016. The increase in research and development expense is due to our International Clinical Program. We expect research and development costs to increase in 2018 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased 56% to $11,000 for 2017 from $24,000 for 2016. This decrease is due to the sale of our office and manufacturing facility at the end of 2016. We expect our repairs and maintenance expenses to remain consistent in 2018.

Professional fees increased 50% to $903,000 for 2017 from $603,000 for 2016.  The increase from 2017 was due to our lawsuit against the NIH and intellectual property related expenses. Professional fees may further increase due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 33% to $421,000 for 2017 from $631,000 for 2016.

Board of Directors fees and costs decreased to $118,000 for 2017 from $136,000 for 2016. Board of Directors fees and costs include fees paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation decreased 91% to $9,000 for 2017 from $107,000 for 2016.  This decrease is due to the sale of our office and manufacturing facility at the end of 2016.

Freight and shipping increased 10% to $8,000 for 2017 from $7,000 for 2016. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We recorded an impairment expense for slow moving inventory of $5,500 and $5,000 for 2016 and 2017, respectively.

We recorded an impairment expense on our property held for sale of $810,000 in 2016. This property was sold in 2016.

We had no interest expense for 2017, compared to $29,000 for 2016. This decrease is due to repayment of our bank debt in December 2016.

We increased our valuation allowance to allow for 100% of the 2017 increase in our deferred tax asset and did not recognize an income tax benefit or provision for 2017 and 2016.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2017, we fully reserved for our net deferred tax asset with a $4,660,000 valuation allowance. We increased our valuation allowance by $1,044,000 in 2017 to reduce our recognized deferred tax asset to zero.

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

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2017.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CTD Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion.

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2011. Orlando, Florida

April 16, 2018

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,270,973	$960,197
Accounts receivable	56,860	89,667
Inventory, net	471,221	497,397
Current portion of mortgage note receivable	35,884	34,393
Other current assets	60,846	53,879
Total current assets	1,895,784	1,635,533

EQUIPMENT, NET	25,736	29,984

OTHER ASSETS
Mortgage note receivable, less current portion	167,128	203,028

TOTAL ASSETS	$2,088,648	$1,868,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$943,030	$342,542

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 72,999,361 and 66,952,529 shares issued and outstanding at December 31, 2017 and 2016, respectively	7,299	6,695
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized;
Series A – no shares outstanding	-	-
Series B – 50,000 shares designated, convertible, 15,500 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively, liquidation preference $1,550,000	2	-
Additional paid-in capital	14,470,984	11,018,915
Accumulated deficit	(13,332,667)	(9,499,607)
Total stockholders' equity	1,145,618	1,526,003

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,088,648	$1,868,545

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

REVENUES
Product sales	$1,237,756	$1,502,908

EXPENSES
Personnel	1,183,441	1,274,313
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	132,918	198,429
Research and development	2,292,892	1,864,726
Repairs and maintenance	10,500	23,857
Professional fees	902,714	602,715
Office and other	421,256	630,704
Board of Directors fees and costs	117,555	136,128
Depreciation	9,271	107,096
Freight and shipping	7,847	7,159
Loss (gain) on disposal of equipment	(2,817)	48,668
Inventory write down	5,500	5,000
Impairment on property held for sale	-	810,000
	5,081,077	5,708,795

LOSS FROM OPERATIONS	(3,843,321)	(4,205,887)

OTHER INCOME (EXPENSE)
Investment and other income	10,261	10,649
Interest expense	-	(28,603)
Total other income (expense)	10,261	(17,954)

LOSS BEFORE INCOME TAXES	(3,833,060)	(4,223,841)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,833,060)	$(4,223,841)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	72,037,167	63,354,494

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Preferred Stock Series B		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2015	58,670,347	$5,867	-	$-	$9,015,582	$(5,275,766)	$3,745,683
				-
Sale of common stock, net of issuance fees	8,000,000	800	-	-	1,879,200	-	1,880,000
			-	-
Stock compensation	282,182	28	-	-	124,133	-	124,161
			-	-
Net loss	-	-	-	-	-	(4,223,841)	(4,223,841)

Balance, December 31, 2016	66,952,529	6,695	-	-	11,018,915	(9,499,607)	1,526,003

Sale of common stock, net of issuance fees	5,754,832	575	-	-	1,850,480	-	1,851,055

Sale of preferred stock units, net of issuance fees	-	-	15,500	2	1,489,998	-	1,490,000

Stock compensation	292,000	29	-	-	111,591	-	111,620

Net loss	-	-	-	-	-	(3,833,060)	(3,833,060)

Balance, December 31, 2017	72,999,361	$7,299	15,500	$2	$14,470,984	$(13,332,667)	$1,145,618

See accompanying Notes to Consolidated Financial Statements.

 CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,833,060)	$(4,223,841)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,271	107,096
Loss (gain) on disposal of equipment	(2,817)	48,668
Stock compensation to employees	65,205	54,050
Stock compensation to nonemployees	53,475	67,410
Impairment on property held for sale	-	810,000
Inventory valuation allowance	5,500	5,000
Write off deferred costs	-	50,000
Other	-	3,305
Increase or decrease in:
Accounts receivable	32,807	(34,031)
Inventory	20,676	112,727
Other current assets	(6,967)	(39,028)
Accounts payable and accrued expenses	593,428	87,706
Total adjustments	770,578	1,272,903

NET CASH USED IN OPERATING ACTIVITIES	(3,062,482)	(2,950,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,856)	(9,343)
Proceeds from mortgage note receivable	34,409	27,579
Proceeds from sale of property and equipment, net of closing costs	4,650	924,699

NET CASH PROVIDED BY INVESTING ACTIVITIES	32,203	942,935

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, preferred stock, and warrants, net of issuance costs	3,341,055	1,880,000
Principal payments on notes payable	-	(719,737)
Principal payments on line of credit	-	(34,296)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,341,055	1,125,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	310,776	(882,036)

CASH AND CASH EQUIVALENTS, beginning of period	960,197	1,842,233

CASH AND CASH EQUIVALENTS, end of period	$1,270,973	$960,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$28,603

Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
Exchange of property held for sale for a mortgage note receivable	$-	$265,000

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company” or “we”) that affect the accompanying consolidated financial statements:

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at December 31, 2017 and 2016.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.  The Company records a specific reserve for inventory items that are determined to be obsolete.  The reserve for obsolete inventory was $27,500 and $22,000 at December 31, 2017 and 2016, respectively.

(f) MORTGAGE NOTE RECEIVABLE––The mortgage note receivable is stated at amortized value, which is the amount we expect to collect.

 CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(g) EQUIPMENT––Equipment is recorded at cost, less accumulated depreciation. Depreciation on property is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.  The Company recorded an impairment of $810,000 in 2016 with respect to property that was sold in 2016. No impairments were identified or recorded in 2017.

(h) REVENUE RECOGNITION––We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Product sales and shipping revenues, net of any discounts or return allowances, are recorded when the products are shipped and title passes to customers. Sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, have been historically infrequent, and are recorded when they become known. Amounts received in advance are deferred and recognized as revenue when all four revenue recognition criteria have been met. At December 31, 2017 and 2016, there is no deferred revenue.

(i) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(j) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(k) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. Changes in tax law are accounted for in the period of enactment. In addition, federal net operating losses (“NOLs”) generated during future periods will be carried forward indefinitely, but will be subject to an 80% utilization against taxable income. The carryback provision has been revoked for NOLs after January 1, 2018. The Company continues to evaluate the impact of the Tax Act and analyze additional guidance.

(m) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as convertible preferred stock and outstanding warrants to purchase 28,500,478 and 9,537,500 common shares were antidilutive for 2017 and 2016, respectively.

(n) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants.  An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2017 or 2016.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.  We recorded an impairment of $810,000 on property and equipment in 2016.  The impairment was determined based on actual transactions of similar property, a Level 2 input.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At December 31, 2017 and 2016, the carrying value of the mortgage note receivable approximates fair value.

(p) LIQUIDITY AND GOING CONCERN–– For the year ended December 31, 2017 and 2016, the Company incurred net losses of $3,833,000 and $4,224,000, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For year ended December 31, 2017, our operations used approximately $3,062,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $3,341,000 from equity issuances. At December 31, 2017, the Company had a cash balance of $1,271,000 and current assets less current liabilities of $953,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

We will need to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Our consolidated financial statements for the year ended December 31, 2017 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last four fiscal years.  Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS–– In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU relate to eight specific types of cash receipts and cash payments which current U.S. generally accepted accounting principles (“U.S. GAAP”) either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

Between May 2014 and December 2016, the FASB issued several ASUs on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company has evaluated the impact of its pending adoption of these standards on its consolidated financial statements and believes that there will be no material effect on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendment requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. The amendments apply to all inventory that is measured using first-in, first-out (FIFO) or average costs. The amendments in this update were adopted by the Company for its December 31, 2017 financial statements with no material impact.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this ASU define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this ASU are effective for us in our fiscal year ended December 31, 2017. The Company has evaluated the impact of the updated guidance and has reflected the impact in the footnotes to its consolidated financial statements.

(2) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2017, three major customers accounted for 59% of total revenues. In 2016, two major customers accounted for 54% of total revenues. Accounts receivable balances for these major customers represent 27% of total accounts receivable at December 31, 2017. These major customers did not have any outstanding accounts receivable balances at December 31, 2016.

Substantially all inventory purchases were from three vendors in 2017 and 2016. These vendors are located primarily outside the United States.

We have two sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2017, the product mix of our revenues consisted of 28% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 1% cyclodextrin complexes. For the year ended December 31, 2016, the product mix of our revenues consisted of 48% biopharmaceuticals, 43% basic natural and chemically modified cyclodextrins, and 9% cyclodextrin complexes.

(3) MORTGAGE NOTE RECEIVABLE:

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

Year Ending
December 31,	Principal
2018	$35,884
2019	37,439
2020	39,061
2021	40,772
2022	42,520
Thereafter	7,336
$203,012

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

(5) EQUIPMENT:

Equipment consists of the following as of December 31:

	2017	2016

Machinery and equipment	$14,764	$21,861
Office furniture and equipment	51,186	49,409
	65,950	71,270
Less: accumulated depreciation	40,214	41,286

Equipment, net	$25,736	$29,984

(6) EQUITY TRANSACTIONS:

The Company expensed $118,680 and $121,460 in employee and board member stock compensation in 2017 and 2016, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. In 2017, the Company issued 292,000 shares of Common Stock to eight board members, the Company’s secretary, and to employees as a bonus. In 2016, the Company issued 264,000 shares of Common Stock due to an employee, seven board members, and the Company’s secretary.

In April 2014, we entered into entered into a one-year agreement with Scarsdale Equities, LLC (“Scarsdale”), which was subsequently extended, to act as our financial advisor and exclusive placement agent. Under the agreement, Scarsdale is entitled to a fee with respect to each private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of such financing raised by Scarsdale, and a seven-year warrant to purchase 6% of the securities issued as a part of such financing raised by Scarsdale, with an exercise price equal to 100% of the offering price of the securities sold during the term of the agreement. The foregoing compensation terms were modified for private placements effected in 2017, resulting in the compensation described in more detail below. The agreement also provides for payment of the above fees for any financing within one year of the expiration of the term, with investors identified by Scarsdale during the term. N. Scott Fine, a director of the Company, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son is currently employed by Scarsdale, is active on our account and serves as our Secretary.

On June 6, 2016, the Company issued 8 million “Units” at a purchase price of $0.25 per Unit in a private placement, each Unit consisting of one share of Common Stock, and a seven-year warrant to purchase an additional share of Common Stock at an exercise price of $0.25, for aggregate gross proceeds to the Company of $2 million. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee in an amount of $120,000, and it and its designees were issued seven-year warrants to purchase 480,000 Units at an exercise price of $0.25 per Unit.

On February 23, 2017, the Company issued 5,754,832 “Units” at a purchase price of $0.35 per Unit in a private placement, each Unit consisting of one share of Common Stock, and a seven-year warrant to purchase an additional share of Common Stock at an exercise price of $0.35, for aggregate gross proceeds to the Company of approximately $2 million. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of approximately $153,000, and it and its designees were issued seven-year warrants to purchase 164,074 Units at an exercise price of $0.35 per Unit. A $10,000 cash fee was also paid to another party with respect to this private placement.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(6) EQUITY TRANSACTIONS: (CONTINUED)

In October 2017, the Company completed a private placement of 15,500 “Units” at a purchase price of $100 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) convertible into 400 shares of Common Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. The Series B Preferred Stock will automatically convert into Common Stock on the date the Company effects an increase of its authorized shares of Common Stock and/or a reverse stock split of its Common Stock, so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion or exercise, as applicable, of all outstanding shares of preferred stock, warrants and other convertible securities. The Series B Preferred Stock has a liquidation preference of $100 per share, is not redeemable, and does not entitle the holder to special dividends. In the event the Company were to pay dividends on its Common Stock, holders of Series B Preferred Stock would receive dividends based on the number of shares of Common Stock into which their shares of Series B Preferred Stock are then convertible. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $60,000, and it and its designees were issued seven-year warrants to purchase 600 Units at an exercise price of $100 per Unit.

The following table presents the number of Common Stock warrants outstanding:

Warrants outstanding, December 31, 2015	577,500
Issued	8,000,000
Exercised	-
Expired	-
Warrants outstanding, December 31, 2016	8,577,500
Issued	11,954,831
Exercised	-
Expired	-
Warrants outstanding, December 31, 2017	20,532,331

The following table presents the number of Common Stock warrants outstanding, their exercise price, and expiration dates at December 31, 2017:

Warrants Issued	Exercise Price	Expiration Date

240,000	$0.25	April 2021
103,500	$1.00	July 2021
156,000	$0.50	July 2022
78,000	$0.50	August 2022
8,000,000	$0.25	June 2023
5,754,831	$0.35	February 2024
6,200,000	$0.25	October 2024
20,532,331

In addition, there are seven-year warrants outstanding at December 31, 2017 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(7) PREFERRED STOCK:

In 2004, the Company amended its Articles of Incorporation authorizing a class of “blank check” preferred stock consisting of 5,000,000 shares and created a Series A Preferred Stock consisting of one share and set forth its designations, rights and preferences. The more significant right is the Series A share votes together with the holders of the Common Stock on all matters submitted to a vote of company holders of Common Stock, with the share of Series A Preferred Stock being entitled to one vote more than one-half of all votes entitled to be cast by all holders of voting capital stock of the Company on any matter submitted to common shareholders so as to ensure that the votes entitled to be cast by the holder of the Series A Preferred Stock are equal to at least a majority of the total of all votes entitled to be cast by all shareholders. Each share of Series A Preferred Stock has a par value and liquidation preference of $.0001. There was no Series A Preferred Stock issued or outstanding in 2016 or 2017.

In October 2017, the Company designated 50,000 shares of preferred stock as Series B Convertible Preferred Stock and issued 15,500 of such shares in connection with the private placement described in Note 6 above. Each share of

Series B Preferred Stock is convertible into 400 shares of Common Stock. The Series B Preferred Stock will automatically convert into Common Stock on the date the Company effects an increase of its authorized shares of Common Stock and/or a reverse stock split of its Common Stock, so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion or exercise, as applicable, of all outstanding shares of Series B Preferred Stock, warrants and other convertible securities. The Series B Preferred Stock has a liquidation preference of $100 per share, is not redeemable, and does not entitle the holder to special dividends. In the event the Company were to pay dividends on the Common Stock, holders of Series B Preferred Stock would receive dividends based on the number of shares of Common Stock into which their shares of Preferred Stock are then convertible.

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

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $4,660,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2017, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

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

We have available at December 31, 2017, unused federal and state net operating loss carryforwards totaling approximately $8,705,000 that may be applied against future taxable income.

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(8) INCOME TAXES: (CONTINUED)

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2020	$174,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,543,000
Total	$8,705,000

The Company believes a change in ownership pursuant to Section 382 of the Internal Revenue Code occurred during 2014. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation. At December 31, 2017, the amount of net operating losses subject to an annual Section 382 limitation has not been determined.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $2,397,000 at December 31, 2017.

For 2017, the Company did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $1,044,000 from 2016 to 2017, which is primarily the result of an additional net operating loss for 2017. We increased our valuation allowance to offset this increase in our deferred tax asset.

For 2016, we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $2,164,000 to 100% of net deferred tax assets, which is primarily the result of an additional net operating loss for 2016. We increased our valuation allowance to offset this increase in our deferred tax asset.

Significant components of our deferred Federal income taxes were as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,206,000	$2,321,000
Tax credits	2,397,000	1,262,000
Impairment allowances	7,000	8,000
Stock compensation	20,000	27,000
Other	35,000	6,000
Less valuation allowance	(4,660,000)	(3,616,000)
Deferred tax asset, net of valuation	5,000	8,000
Deferred tax liabilities:
Property and equipment	(5,000)	(8,000)
Deferred tax liabilities	(5,000)	(8,000)
Net tax assets	$-	$-

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(8) INCOME TAXES: (CONTINUED)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective January 1, 2018.

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 34% at December 31, 2017 and 2016, is summarized as follows:

	2017	2016

Tax benefit (expense) at Federal statutory rate	$1,303,000	$1,436,000
Effect of State taxes	139,000	153,000
Tax credits	1,135,000	932,000
Nondeductible expenses	(435,000)	(357,000)
Tax Cuts and Jobs Act rate decrease	(1,098,000)	-
Valuation allowance – deferred tax assets	(1,044,000)	(2,164,000)
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. Federal jurisdiction, and in the State of Florida. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2014.

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

(9) EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2017 and 2016, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $14,235 and $16,294 for 2017 and 2016, respectively.

(10) SALE OF PROPERTY AND EQUIPMENT:

On January 21, 2016, the Company closed on the sale of its real property located in High Springs, Florida. Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash and delivered to the Company a promissory note in the principal amount of $265,000, and a mortgage in favor of the Company securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period that commenced March 1, 2016, with the unpaid balance due in February 2023. The Company previously recorded an impairment on this property in the amount of $220,455, and recorded a loss of $4,489 in 2016 on the sale.

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(10) SALE OF PROPERTY AND EQUIPMENT: (CONTINUED)

On December 16, 2016, the Company completed the sale of its office and manufacturing facility located in Alachua, Florida for an aggregate purchase price of $980,000. The assets sold consisted of the Company’s real property, sold for a purchase price of $800,000, and substantially all of the Company’s manufacturing equipment at such location, including the Company’s pulse dryer, sold for a purchase price of $180,000. The Company previously recorded an impairment on these properties in the amount of $810,000 in 2016, and recorded a loss of $44,179 in 2016 on the sale. The Company used $664,800 of the proceeds of the sale to repay in full all of its outstanding indebtedness to Regions Bank, which consisted of a mortgage loan secured by the real property sold to the buyer, and an equipment loan secured by the equipment sold to the buyer, thereby terminating the Company’s loan agreements with Regions Bank. Net cash proceeds to the Company from the sale, after giving effect to repayment of the indebtedness to Regions Bank as described above and the payment of transaction expenses, amounted to $255,690.

(11) COMMITMENTS AND CONTINGENCIES:

During 2017, the Company filed a Complaint against the National Institutes of Health (the “NIH”) in the United States District Court for the Northern District of Florida, Gainesville Division. Pursuant to the Complaint, the Company is seeking an order requiring the NIH to provide the Company with records responsive to a request originally made by the Company to the NIH under the Freedom of Information Act on October 19, 2016.

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and records an expense for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

On January 27, 2017, the Company entered into a two-year lease for approximately 2,500 square feet of office and distribution warehouse space located in Gainesville, Florida for $1,500 per month, with a two-year renewal option.

(12) RELATED PARTY TRANSACTIONS:

As discussed in Note 6 above, N. Scott Fine, a director of the Company, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son is currently employed by Scarsdale, is active on our account and serves as our Secretary.

During 2016 and 2017, Rebecca A. Fine, Mr. Fine’s daughter, was employed by us as an Executive Assistant to Mr. Fine and was paid an annual salary of $60,000. She is currently engaged by us as an independent contractor at the rate of $5,000 per month and provides executive assistant services to Mr. Fine.

Kevin J. Stratton, the son of C.E. Rick Strattan, our founder and one of our directors, has been employed by us as our Vice President, Finance – Compensation since 2008.  During 2016 and until November 2017 he was paid an annual salary of $90,000.  In November 2017, his annual salary increased to $100,000, which is his current salary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of April 10, 2018:

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	61	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	60	Director, Chief Operating Officer, Chief Scientific Officer	2010
C.E. Rick Strattan	72	Director	1990
Markus W. Sieger	52	Director	2014
F. Patrick Ostronic	62	Director	2014
Judge Joseph J. Farnan	72	Director	2015
William S. Shanahan	77	Director	2016
Dr. Randall M. Toig	67	Director	2018

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

Mr. Fine currently serves on the board of directors of Kenon Holdings Ltd, a spin-off from the Israel Corporation Ltd., and Pacific Drilling S.A., all of which are public companies.  Additionally, Mr. Fine serves on the board of Global Virus Network.  Mr. Fine also served as Sole Director of Better Place Inc. from 2013 until 2015, where he successfully managed the global wind down of the company.

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

Dr. Jeffrey L. Tate has served as a Director of the Company since August 2010 and since September 14, 2015 has served as our Chief Operating Officer. Prior to Mr. Fine’s appointment as Chief Executive Officer, Dr. Tate served as our President (from August 2010) and Chief Executive Officer (from July 2014).  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets industrial, food, cosmetic and nutritional products manufactured using pulse drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company. From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with CTD Holdings, Inc. and his experience with biopharmaceutical development, manufacturing and regulatory compliance.

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

Judge Farnan’s experience in complex legal matters makes him a valuable member of the Board of Directors.

William S. Shanahan has been a director since June 2016. Mr. Shanahan is currently retired and served as the President of Colgate-Palmolive Company from 1992 until to September 30, 2005. More recently he was employed as a Management Advisor to ValueAct Capital LLC of San Francisco and as a Consultant for Life Technologies Corporation.

Mr. Shanahan’s vast experience will greatly benefit the Company as it seeks to execute its global growth plan, and makes him a valuable member of the Board of Directors.

Dr. Randall M. Toig has been a director since March 2018. Dr. Toig has been a practicing physician for more than 35 years in obstetrics, gynecology and gynecological surgery, and practices at Gold Coast Gynecology in Chicago. He is also an associate professor of clinical obstetrics and gynecology at Northwestern University. He previously served at Northwestern Memorial Hospital practicing, teaching and serving on active staff. Dr. Toig is consistently listed in the Top Doctors of Chicago and Guide to America's Top Doctors in his fields.

Dr. Toig’s medical experience makes him a valuable member of the Board of Directors.

Board Committee Structure

Our Board of Directors has Audit, Compensation and Governance Committees as standing committees. Currently, N. Scott Fine, F. Patrick Ostronic and Jeffrey L. Tate serve as the members of our Audit Committee; Markus W. Sieger, F. Patrick Ostronic and C.E. Rick Strattan serve as the members of our Compensation Committee; and Markus W. Sieger and N. Scott Fine serve as the members of our Governance Committee.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2017, no person who, at any time during the year ended December 31, 2017 was a director, officer or beneficial owner of more than 10 percent of the Company’s Common Stock failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2017.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2017 and 2016 to (i) the person who served as our Chief Executive Officer during 2017, and (ii) our executive officer as of December 31, 2017 whose compensation exceeded $100,000 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

N. Scott Fine	2017	400,000	16,170	24,673	440,843
CEO	2016	373,058	8,360	-	381,778

Jeffrey L. Tate	2017	155,000	16,170	17,371	188,541
COO and Chief Scientific Officer (3)	2016	152,000	8,360	6,080	166,440

(1)

Reflects award of 20,000 shares to each Named Executive Officer in 2017 and 2016 as compensation for services as a member of the Company’s board of directors in 2016 and 2015, respectively.  Also reflects award of 20,000 shares in 2017 as compensation for services in the form of an employee bonus. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)	Reflects matching contributions made under the Company’s 401(k) plan, and insurance premiums for health, dental, and vision.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, our Named Executive Officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

Currently, N. Scott Fine is our only Named Executive Officer who is a party to an employment agreement with us.

We entered into an Employment Agreement with Mr. Fine dated as of September 14, 2015, and amended on November 7, 2017, pursuant to which Mr. Fine serves as our Chief Executive Officer. Under the Employment Agreement:

●

Mr. Fine’s employment as Chief Executive Officer is for an initial term ending on September 14, 2020, subject to automatic one-year extensions unless either party notifies the other party prior to the expiration of the then term.

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

Compensation of Directors

Directors of the Company are entitled to such compensation for their services as the board may from time to time determine, and reimbursements for their reasonable expenses incurred in attending meetings of directors. We did not compensate our directors for their services during the 2017 or 2016, other than the issuance of 20,000 shares of Common Stock to each of our directors in March 2017 in consideration of their services to the Company during 2016, and 20,000 shares of Common Stock to each of our directors in July 2016 in consideration of their services to the Company during 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock and Series B Preferred Stock of the Company on April 10, 2018, by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 10, 2018 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 73,504,500 shares of Common Stock and 15,500 shares of Series B Preferred Stock outstanding as of April 10, 2018. Each share of Series B Preferred Stock will automatically convert into 400 shares of Common Stock on the date the Company effects an increase of its authorized shares of Common Stock and/or a reverse stock split of its Common Stock, so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion or exercise, as applicable, of all outstanding shares of preferred stock, warrants and other convertible securities. The Series B Preferred Stock may not be converted into Common Stock by the holder thereof prior to such date.

	Common Stock			Series B Preferred Stock
Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class	Number of Shares Beneficially Owned	Approximate Percent of Class

C.E. Rick Strattan	20,608,385	(2)	28.0%	--	--

Novit, L.P.	7,942,856	(3)	10.6%	2,250	14.5%
966 Hungerford Drive Rockville, Maryland 20850

Jeffrey L. Tate	940,972	(4)	1.3%	250	1.6%

N. Scott Fine	6,291,428	(5)	8.4%	1,000	6.5%

Markus Sieger	3,865,714	(6)	5.3%	250	1.6%

F. Patrick Ostronic	837,856	(7)	1.1%	250	1.6%

Judge Joseph J. Farnan	750,000	(8)	1.0%	--	--

William S. Shanahan	1,837,328	(9)	2.5%	1,000	6.5%

Dr. Randall M. Toig	--		--	--	--

All Directors and Executive Officers as a Group (8 Persons)	35,131,683	(10)	46.0%	2,750	17.7%

*     Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o CTD Holdings, Inc., 6714 NW 16th Street, Suite B, Gainesville, Florida 32563.

(2)

Based solely on a Schedule 13D/A filed by Mr. Strattan with the SEC on October 20, 2015, and Form 4s filed by Mr. Strattan on June 8, 2016, July 26, 2016, April 4, 2017 and February 5, 2018.  Includes currently exercisable warrants to purchase 40,000 shares of Common Stock and 630,738 shares of Common Stock owned by TFBU, Inc. (“TFBU”), a tax exempt organization under Section 501(c)(3) of the Internal Revenue Code.  Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock issued in the name of TFBU.

(3)

Based on a Schedule 13D/A filed by Novit, LP and its affiliates with the SEC on July 21, 2015. Novit U.S., Inc. is the general partner of Novit, L.P. and Katarzyna Kusmierz is the trustee of the NAP Trust, which owns all of the outstanding partnership interests in Novit, L.P. Each of Novit US, Inc. and Ms. Kusmierz share voting and dispositive power over the shares Common Stock owned by Novit, L.P. and may be deemed to own such shares of Common Stock. Includes currently exercisable warrants to purchase 1,471,428 shares of Common Stock.

(4)	Includes currently exercisable warrants to purchase 200,000 shares of Common Stock.

(5)

Includes currently exercisable warrants to purchase 1,045,714 shares of Common Stock. Includes 285,714 shares of Common Stock and warrants to 285,714 shares of Common Stock held of record by FYD Holdings, LLC, of which Mr. Fine is the sole member.

(6)	Includes currently exercisable warrants to purchase 142,857 shares of Common Stock.

(7)	Includes currently exercisable warrants to purchase 371,428 shares of Common Stock.

(8)	Includes currently exercisable warrants to purchase 20,000 shares of Common Stock.

(9)	Includes currently exercisable warrants to purchase 1,085,714 shares of Common Stock.

(10)	Includes currently exercisable warrants to purchase 2,905,713 shares of Common Stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans not approved by security holders (1)	2,345,647	$0.32	0

Equity compensation plans approved by security holders	None	Not Applicable	Not Applicable

Total:	2,345,647	$0.32	0

(1)

Consists of (i) seven-year warrants to purchase 240,000 shares of Common Stock at an exercise price of $0.25 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our April 2014 private placement, (ii) seven-year warrants to purchase 103,500 shares of Common Stock at an exercise price of $1.00 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our July 2014 private placement, (iii) seven-year warrants to purchase 156,000 shares of Common Stock at an exercise price of $0.50 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our July 2015 private placement, (iv) seven-year warrants to purchase 78,000 shares of Common Stock at an exercise price of $0.50 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our August 2015 private placement, (v) seven-year warrants to purchase 480,000 Units at an exercise price of $0.25, each Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $0.25 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our June 2016 private placement, (vi) seven-year warrants to purchase 164,074 Units at an exercise price of $0.35, each Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $0.35 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our February 2017 private placement, and (vii) seven-year warrants to purchase 600 Units at an exercise price of $100, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into 400 shares of Common Stock and one warrant for one additional 400 shares of Common Stock at an exercise price of $0.25 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our October 2017 private placement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

N. Scott Fine was a principal at Scarsdale Equities and a director of ours when we initially retained Scarsdale Equities as our financial adviser and exclusive placement agent in April 2014. Mr. Fine ceased to be affiliated with Scarsdale Equities on October 6, 2014. However, Mr. Fine’s son is currently employed by Scarsdale Equities, is active on our account, and serves as our Secretary. During 2017 we paid Scarsdale Equities cash fees of approximately $213,000 and issued it and its designees warrants to purchase (A) 164,074 Units at an exercise price of $0.35, each such Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $0.35 per share, and (B) 600 Units at an exercise price of $100, each such Unit consisting of one share of Series B Preferred Stock and one warrant to purchase 400 shares of Common Stock at an exercise price of $0.25 per share, in connection with private placements of our Common Stock. During 2016 we paid Scarsdale Equities cash fees of $120,000 and issued it and its designees warrants to purchase 480,000 Units at an exercise price of $0.25, each Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $0.25 per share in connection with a private placement of our Common Stock.

During 2016 and 2017, Rebecca A. Fine, Mr. Fine’s daughter, was employed by us as an Executive Assistant to Mr. Fine and was paid an annual salary of $60,000. She is currently engaged by us as an independent contractor at the rate of $5,000 per month and provides executive assistant services to Mr. Fine.

Kevin J. Stratton, the son of C.E. Rick Strattan, our founder and one of our directors, has been employed by us as our Vice President, Finance – Compensation since 2008.  During 2016 and until November 2017 he was paid an annual salary of $90,000.  In November 2017, his annual salary increased to $100,000, which is his current salary.

Director Independence

Our Board of Directors is comprised of eight individuals, two of whom are or were in the last three years employed by the Company. We have determined that of our other directors, Mr. Sieger, Mr. Ostronic, Judge Farnan, Mr. Shanahan and Dr. Toig, are “independent” using the definition set forth in the NYSE MKT Company Guide, which we have chosen to use for purposes of evaluating board independence as if we were listed on such exchange.  We also do not have an independent audit committee, compensation committee or governance committee, since members of the Board who do not qualify as “independent” under the standards of the NYSE MKT Company Guide serve on each of those committees.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2017 and 2016 for professional services rendered by the principal accountant, WithumSmith+Brown, PC for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $52,200 and $52,000, respectively.

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

3.6

Articles of Amendment to the Articles of Incorporation Designating Series B Convertible Preferred Stock filed October 17, 2017 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2017).

4.1	Form of Warrant issued to investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2016).

10.1

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

10.4

Employment Agreement between the Company and N. Scott Fine, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2015).

10.5

Amendment to Employment Agreement between the Company and N. Scott Fine, dated as of November 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2017).

10.6

Promissory Note in the original principal amount of $265,000, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

Exhibits

10.7

Mortgage, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

10.8

Commercial Contract between Alchem Laboratories Corporation and Nanosonic Products Inc., entered into September 6, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2016).

10.9

Form of Securities Purchase Agreement between CTD Holdings, Inc. and investors in the October 2017 private placement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2017).

21.1	Subsidiaries *

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive, financial and accounting officer) Date: April 16, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joseph J. Farnan Jr.
	N. SCOTT FINE Chief Executive Officer; Director (principal executive, financial and accounting officer)		JOSEPH J. FARNAN JR. Director
Date: April 16, 2018		Date: April 16, 2018

By:	/s/ C.E. Rick Strattan	By:	/s/ William S. Shanahan
	C.E. RICK STRATTAN Director		WILLIAM S. SHANAHAN Director
Date: April 16, 2018		Date: April 16, 2018

By:	/s/ Jeffrey L. Tate	By:	/s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director		F. PATRICK OSTRONIC Director
Date: April 16, 2018		Date: April 16, 2018

By:	/s/ Markus W. Sieger	By:	/s/ Randall M. Toig
	MARKUS W. SIEGER Director		RANDALL M. TOIG Director
Date: April 16, 2018		Date: April 16, 2018