Form 10-Q
period 2018-03-31
CTD HOLDINGS INC
filed 2018-05-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2018

or

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

☐ Yes ☒ No

As of May 14, 2018, the Company had outstanding 73,504,500 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$609,559	$1,270,973
Accounts receivable	47,682	56,860
Inventory	453,443	471,221
Current portion of mortgage note receivable	35,884	35,884
Other current assets	65,104	60,846
Total current assets	1,211,672	1,895,784

FURNITURE AND EQUIPMENT, NET	24,870	25,736

OTHER ASSETS
Mortgage note receivable, less current portion	164,194	167,128

TOTAL ASSETS	$1,400,736	$2,088,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$993,079	$943,030
Advance – private placement	74,983	-
Total current liabilities	1,068,062	943,030

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 100,000,000 shares authorized, 72,991,361 shares issued and outstanding, at March 31, 2018 and December 31, 2017	7,299	7,299
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Series A – no shares outstanding	-	-
Series B – 50,000 shares designated, convertible, 15,500 shares issued and outstanding at March 31, 2018 and December 31, 2017, liquidation preference $1,550,000	2	2
Additional paid-in capital	14,470,984	14,470,984
Accumulated deficit	(14,145,611)	(13,332,667)
Total stockholders' equity	332,674	1,145,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,400,736	$2,088,648

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

REVENUES
Product sales	$198,069	$305,057

EXPENSES
Personnel	277,567	334,529
Cost of products sold (exclusive of amortization and depreciation, shown separately below)	23,672	19,378
Research and development	409,198	643,645
Repairs and maintenance	-	2,792
Professional fees	233,976	123,800
Office and other	47,867	132,189
Board of Director fees and costs	15,783	46,807
Depreciation	2,500	2,208
Freight and shipping	1,882	1,461
Gain on disposal of furniture and equipment	-	(1,261)
	1,012,445	1,295,548

LOSS FROM OPERATIONS	(814,376)	(990,491)

OTHER INCOME
Investment and other income	1,432	3,018
Total other income	1,432	3,018

LOSS BEFORE INCOME TAXES	(812,944)	(987,473)

Provision for income taxes	-	-

NET LOSS	$(812,944)	$(987,473)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	72,999,361	69,320,315

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(812,944)	$(987,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,500	2,208
Gain on disposal of furniture and equipment	-	(1,261)
Accrued stock compensation to employees	3,300	11,500
Accrued stock compensation to non-employees	10,890	10,000
Increase or decrease in:
Accounts receivable	9,178	(133,031)
Inventory	17,778	(2,621)
Other current assets	(4,258)	(8,033)
Accounts payable and accrued expenses	35,859	(75,955)
Total adjustments	75,247	(197,193)

NET CASH USED IN OPERATING ACTIVITIES	(737,697)	(1,184,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,634)	(1,605)
Proceeds from sale of property, net of closing costs	-	4,650
Proceeds from mortgage note receivable	2,934	8,466

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,300	11,511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net of issue costs	-	1,851,055
Advance – private placement	74,983	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,983	1,851,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(661,414)	677,900

CASH AND CASH EQUIVALENTS, beginning of period	1,270,973	960,197

CASH AND CASH EQUIVALENTS, end of period	$609,559	$1,638,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The information presented herein as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited.

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 16, 2018.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for uncollectible accounts was not deemed necessary at March 31, 2018 and December 31, 2017.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete.  The reserve for obsolete inventory was $27,500 at March 31, 2018 and December 31, 2017.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(f) EQUIPMENT––Equipment is recorded at cost, less accumulated depreciation. Depreciation on property is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, and seven to ten years for equipment and office furniture).

(g) REVENUE RECOGNITION––Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Product revenues

In the U.S. we sell our products to the end user or wholesale distributors. In other countries, we sell our products primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.  We treat shipping and handling costs performed after a customer obtains control of the product as a fulfillment cost. We have identified one performance obligation in our contracts with customers which is the delivery of product to our customers.  The transaction price is recognized in full when we deliver the product to our customer, which is the point at which we have satisfied our performance obligation.

Reserves for Discounts and Allowances

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, health care providers or payors, including those associated with the implementation of pricing actions in certain of the international markets in which we operate. Our process for estimating reserves established for these variable consideration components do not differ materially from our historical practices.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, contractual adjustments and returns.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Our estimates of reserves established for variable consideration typically utilize the most likely method and reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

For additional information on our revenues, please read Note 6, Revenues, to these condensed consolidated financial statements.

 CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 28,500,478 and 15,085,787 common shares were antidilutive for the three months ended March 31, 2018 and 2017, respectively, and have been excluded from the calculation of loss per common share.

(k) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(l) LIQUIDITY AND GOING CONCERN––For the three months ended March 31, 2018 and 2017, the Company incurred net losses of $812,944 and $987,473, respectively. The Company has an accumulated deficit of $14,145,611 at March 31, 2018. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For year ended December 31, 2017, our operations used approximately $3,062,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $3,341,000 from equity issuances. At December 31, 2017, the Company had a cash balance of approximately $1,271,000 and current assets less current liabilities of $953,000. At March 31, 2018, the Company had a cash balance of $609,559 and its current assets less current liabilities (excluding a $74,983 advance received from the private placement of stock that closed in April 2018) were $218,593. In April 2018, the Company generated additional net proceeds of $1,985,000, including the $74,983 received in March 2018, from the sale of equity securities in a private placement.  We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

MARCH 31, 2018

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

(m) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, including contingencies. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(n) FAIR VALUE MEASUREMENTS AND DISCLOSURES -The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at March 31, 2018 or December 31, 2017.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At March 31, 2018 and December 31, 2017, the carrying value of the mortgage note receivable approximates fair value.

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

(3) EQUITY TRANSACTIONS:

The Company expensed $14,190 and $21,500 in employee and board member stock compensation for the three months ended March 31, 2018 and 2017, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. On March 31, 2017, the Company issued 172,000 shares of common stock valued at $67,100 to eight board members and the Company’s secretary as settlement of accrued stock compensation for prior service.

In April 2018, the Company completed a private placement of 20,350 “Units”, at a price of $100 per Unit, resulting in gross proceeds to the Company of $2,035,000. Each Unit consisted of one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) convertible into 400 shares of Common Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. Prior to March 31, 2018, the Company received $74,983 in advance from these investors, which has been recorded as a current liability in the accompanying consolidated balance sheet. Upon the closing of the private placement subsequent to March 31, 2018, the Company reclassified the advance to stockholders’ equity. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $50,000.

In October 2017, the Company completed a private placement of 15,500 Units at a purchase price of $100 per Unit, each Unit consisting of one share of Series B Preferred Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $60,000, and it and its designees were issued seven-year warrants to purchase 600 Units at an exercise price of $100 per Unit.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018, the Company had warrants outstanding to purchase 20,532,331 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire at various dates through 2024. In addition, there are seven-year warrants outstanding at March 31, 2018 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit. In April 2018, the Company issued additional warrants to purchase 8,140,000 shares of common stock at an exercise price of $0.25 in the private placement discussed above.

(4) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2018 and 2017, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to four major customers accounted for 76% of total sales for the three months ended March 31, 2018. Sales to one major customer accounted for 52% of total sales for the three months ended March 31, 2017. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

(6) REVENUES:

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative cyclodextrin-based products for the treatment of people with serious and life threatening rare diseases and medical conditions. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The Company adopted the requirements of ASC 606 on January 1, 2018 using the modified retrospective method. See Note 1(g) – Revenue Recognition for additional discussion.

Revenues by product are summarized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Trappsol Cyclo	$30,096	$26,390
Trappsol HPB	74,762	238,709
Trappsol research	61,025	20,775
Aquaplex	29,455	17,102
Other	2,731	2,081
Total revenues	$198,069	$305,057

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2018 were to a particular customer who exports the drug to South America. We had no sales to this customer for the three months ended March 31, 2017. Substantially all of our Aquaplex sales are to one customer.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(7) SUBSEQUENT EVENT:

In April 2018, the Company completed the private placement disclosed in Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2017.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

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

Liquidity and Capital Resources

Our cash decreased to $609,559 as of March 31, 2018, compared to $1,270,973 as of December 31, 2017. Our current assets less current liabilities (excluding a $75,000 advance received from our private placement of stock that closed in April 2018) were $219,000 as of March 31, 2018, compared to $953,000 at December 31, 2017. We used $738,000 in operations for the three months ended March 31, 2018, compared to $1,185,000 for the same period in 2017.

In April 2018, we generated additional net proceeds of $1,985,000 from the sale of our equity securities in a private placement.

We plan to use the proceeds of our stock transactions primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

We will need to raise additional capital to support our ongoing operations and continue our clinical trials. While we presently lack sufficient cash to meet our anticipated operating costs and capital expenditure requirements through May 2019, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. Our need for additional capital as described above raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have no off-balance sheet arrangements at March 31, 2018.

Results of Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We reported a net loss of $(813,000) for the three months ended March 31, 2018, compared to net loss of $(987,000) for the three months ended March 31, 2017.

Total revenues for the three month period ended March 31, 2018 decreased 35% to $198,000 compared to $305,000 for the same period in 2017. Our change in the mix of our product sales for the three months ended March 31, 2018 and 2017 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ increased by 14% for the three month period ended March 31, 2018, to $30,000 from $27,000 for the three months ended March 31, 2017.  Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2018 were to a particular customer who exports the drug to South America. We had no sales to this same customer for the three months ended March 31, 2017. Our annual 2017 sales to this customer were $287,000 (84% of total 2017 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales will be unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 69% for the three month period ended March 31, 2018, to $75,000, from $241,000 for the three months ended March 31 2017.

Trappsol® other products

Our sales of other Trappsol® products increased for the three month period ended March 31, 2018, to $61,000, from $18,000 for the three months ended March 31, 2017.

Aquaplex®

Our sales of Aquaplex® were $29,000 for the three months ended March 31, 2018 compared to $17,000 for the three months ended March 31, 2017.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2018, our four largest customers accounted for 76% of our sales; the largest accounted for 28% of sales. During the three months ended March 31, 2017, our four largest customers accounted for 75% of our sales; the largest accounted for 52% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2018 increased 22% to $24,000 from $19,000 for the same period in 2017. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 12% and 6% for the three months ended March 31, 2018 and 2017, respectively. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2017, or the first quarter of 2018.

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

Personnel expenses decreased by 17%, to $278,000 for the three months ended March 31, 2018 from $335,000 for the three months ended March 31, 2017. The decrease in personnel expense is due to a decrease in the number of employees and related benefits. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses decreased to $409,000 for the three months ended March 31, 2018, from $644,000 for the three months ended March 31, 2017. Research and development as a percentage of our total operating expenses decreased to 40% for the three months ended March 31, 2018 from 50% for the three months ended March 31, 2017. The decrease in research and development expense is due to increased costs incurred in the quarter ended March 31, 2017 to initiate our U.S. and international clinical trials.

Professional fees increased 89% to $234,000 for the three months ended March 31, 2018, compared to $124,000 for the three months ended March 31, 2017. The increase from 2017 is due to our lawsuit against the National Institute of Health and legal expenses incurred in connection our intellectual property. Professional fees may further increase due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 64% to $48,000 for the three months ended March 31, 2018, compared to $132,000 for the three months ended March 31, 2017, primarily due to lower travel expenses in the three months ended March 31, 2018.

Board of Directors fees and costs decreased to $16,000 for the three months ended March 31, 2018, compared to $47,000 for the three months ended March 31, 2017. Board of Directors fees and costs include fees paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2018, and 2017, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2017.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)