Form 10-Q
period 2018-09-30
CTD HOLDINGS INC
filed 2018-11-09
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2018

or

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

As of November 9, 2018, the Company had outstanding 87,744,500 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,122,340	$1,270,973
Accounts receivable	71,270	56,860
Inventory, net	436,585	471,221
Current portion of mortgage note receivable	35,884	35,884
Other	44,823	60,846
Total current assets	1,710,902	1,895,784

FURNITURE AND EQUIPMENT, NET	19,817	25,736

Mortgage note receivable, less current portion	140,347	167,128

TOTAL ASSETS	$1,871,066	$2,088,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,654,922	$943,030

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 500,000,000 and 100,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, 87,239,361 and 72,999,361 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8,723	7,299
Preferred stock, par value $.0001 per share, 0 and 5,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, Series B – 50,000 shares designated, convertible 0 and 15,500 shares issued and outstanding at September 30, 2018 and December 31, 2017, liquidation preference $0 and $1,550,000 at September 30, 2018 and December 31, 2017, respectively	-	2
Additional paid-in capital	16,429,562	14,470,984
Accumulated deficit	(16,222,141)	(13,332,667)
Total stockholders' equity	216,144	1,145,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,871,066	$2,088,648

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES
Product sales	$224,480	$241,147	$771,964	$1,069,289

EXPENSES
Personnel	294,620	268,684	859,963	908,049
Cost of products sold (exclusive of depreciation, shown separately below)	13,047	19,660	90,759	118,056
Research and development	485,715	338,723	1,739,289	1,509,352
Repairs and maintenance	1,203	1,203	2,474	5,198
Professional fees	132,308	116,004	663,592	542,007
Office and other	57,227	111,713	233,076	338,250
Board of Director fees and costs	26,549	18,010	69,565	94,763
Depreciation	2,527	2,413	7,553	6,873
Freight and shipping	1,036	1,635	4,561	6,246
Loss (gain) on disposal of property and equipment	-	-	-	(1,261)
Total operating expenses	1,014,232	878,045	3,670,832	3,527,533

LOSS FROM OPERATIONS	(789,752)	(636,898)	(2,898,868)	(2,458,244)

OTHER INCOME
Investment and other income	2,451	3,149	9,394	9,251
Total other income	2,451	3,149	9,394	9,251

LOSS BEFORE INCOME TAXES	(787,301)	(633,749)	(2,889,474)	(2,448,993)

Provision for income taxes	-	-	-	-

NET LOSS	$(787,301)	$(633,749)	$(2,889,474)	$(2,448,993)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)	$(.04)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,239,361	72,966,028	79,697,435	71,721,264

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,889,474)	$(2,448,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,553	6,873
Gain on sale of property and equipment	-	(1,261)
Accrued stock compensation to employees	11,700	76,030
Accrued stock compensation to non-employees	38,610	31,110
Increase or decrease in:
Accounts receivable	(14,410)	(4,350)
Inventory	34,636	23,387
Other current assets	16,023	33,669
Accounts payable and accrued expenses	661,582	207,109
Total adjustments	755,694	372,567
NET CASH USED IN OPERATING ACTIVITIES	(2,133,780)	(2,076,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(1,634)	(7,503)
Proceeds from mortgage note receivable	26,781	25,669
Proceeds from sale of equipment	-	4,650
NET CASH PROVIDED BY INVESTING ACTIVITIES	25,147	22,816

CASH FLOWS FROM FINANCING ACTIVITIES
Advance – private placement	-	585,000
Net proceeds from sale of common and preferred stock and warrants, net of issue costs	1,960,000	1,851,055
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,960,000	2,436,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,633)	382,445

CASH AND CASH EQUIVALENTS, beginning of period	1,270,973	960,197

CASH AND CASH EQUIVALENTS, end of period	$1,122,340	$1,342,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

The information presented herein as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (“we”, “our”, “us” or the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990 as a Florida corporation, with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden, Israel and Italy, all of which have approved our applications. The first patient was dosed in our European study in July 2017.

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

Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 16, 2018.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for uncollectible accounts was not deemed necessary at September 30, 2018 and December 31, 2017.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $27,500 at September 30, 2018 and December 31, 2017.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(f) EQUIPMENT––Equipment is recorded at cost. Depreciation on equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, and seven to ten years for equipment and office furniture).

(g) REVENUE RECOGNITION–– Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

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

SEPTEMBER 30, 2018

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented; outstanding warrants to purchase 30,440,478 and 15,085,787 common shares were antidilutive for the three and nine months ended September 30, 2018 and 2017, respectively, and have been excluded from the calculation of loss per common share.

(k) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(l) LIQUIDITY AND GOING CONCERN–– For the three and nine months ended September 30, 2018, the Company incurred net losses of $787,301 and $2,889,474 respectively. The Company has an accumulated deficit of $16,222,141 at September 30, 2018. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For year ended December 31, 2017, our operations used approximately $3,062,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $3,341,000 from equity issuances. At December 31, 2017, the Company had a cash balance of approximately $1,271,000 and current assets less current liabilities of $953,000. At September 30, 2018, the Company had a cash balance of approximately $1,122,000 and its current assets less current liabilities were $56,000. In April 2018, the Company generated additional net proceeds of $1,960,000, including $74,983 received in March 2018, from the sale of equity securities in a private placement.  We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

SEPTEMBER 30, 2018

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at September 30, 2018 or December 31, 2017.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At September 30, 2018 and December 31, 2017, the carrying value of the mortgage note receivable approximates fair value.

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

 (3) EQUITY TRANSACTIONS:

The Company expensed $22,360 and $50,310 in employee and board member stock compensation for the three and nine months ended September 30, 2018, respectively. The Company expensed $61,720 and $107,140 in employee and board member stock compensation for the three and nine months ended September 30, 2017, respectively. The Company accrues stock compensation expense over the period earned for employees and board members.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

In April 2018, the Company completed a private placement of 20,100 Units, at a price of $100 per Unit, resulting in gross proceeds to the Company of $2,010,000. Each Unit consisted of one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) convertible into 400 shares of Common Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. Prior to March 31, 2018, the Company received $74,983 in advance from these investors. Scarsdale Equities, LLC (“Scarsdale”) acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $50,000.  We have an agreement with Scarsdale to act as our financial advisor and exclusive placement agent for which we pay a fee for investors identified by Scarsdale. N. Scott Fine, a director of the Company, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial advisor, and his son is currently employed by Scarsdale, is active on our account and serves as our secretary.

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

On February 23, 2017, the Company issued 5,754,832 Units at a purchase price of $0.35 per Unit in a private placement, each Unit consisting of one share of its common stock, and a seven-year warrant to purchase an additional share of common stock at an exercise price of $0.35, for aggregate gross proceeds to the Company of $2 million. Scarsdale Equities LLC acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of approximately $153,000, and it and its designees were issued seven-year warrants to purchase 164,074 Units at an exercise price of $0.35 per Unit.

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

As of September 30, 2018, the Company had warrants outstanding to purchase 28,672,331 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in various years until 2025.  In addition, at September 30, 2018, an additional 1,768,147 shares of common stock may be issued under warrants outstanding to purchase 480,000 Units sold in the Company’s May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in the Company’s February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in the Company’s October 2017 private placement at an exercise price of $100 per Unit.

(4) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(5) SALES CONCENTRATIONS:

Sales to four major customers accounted for 80% and 66% of total sales for the three and nine months ended September 30, 2018, respectively. Receivables from one of these customers accounted for 58% of the total accounts receivable balance at September 30, 2018. Sales to two major customers accounted for 59% and 55% of total sales for the three and nine months ended September 30, 2017, respectively. There were no receivables due from these customers at September 30, 2017.  A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Revenues by product are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Trappsol Cyclo	$--	$16,500	$166,596	$330,681
Trappsol HPB	125,944	171,470	305,706	595,139
Trappsol research	57,798	34,436	175,200	102,555
Aquaplex	37,486	188	116,081	17,572
Other	3,252	18,553	8,381	23,342
Total revenues	$224,480	$241,147	$771,964	$1,069,289

Substantially all of our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2018 and September 30, 2017 were to a particular customer who exports the drug to South America. There were no sales of Trappsol® Cyclo™ to this customer during the three months ended September 30, 2018 and 2017. Substantially all of our Aquaplex sales are to one customer.

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

We have also recently begun to explore the use of cyclodextrins in the treatment of Alzheimer's disease under a collaborative arrangement with Kerwin Research Center, which is funding this project. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer's disease.

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

We recently retained Torreya Capital, LLC, as our strategic advisor to support business development.

Trappsol® Cyclo™

At the end of 2008, we provided Trappsol® Cyclo™ to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed with NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. To date, Trappsol® Cyclo™ has been administered to approximately 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil, and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $342,000 for 2017 from $697,000 in 2016. Sales of Trappsol® Cyclo™ were $167,000 and $331,000 for the nine months ended September 30, 2018 and 2017, respectively. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer. In 2014, we completed validation of the Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015 we established an International Clinical Program that includes a team of experienced drug development companies and individuals. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

 Liquidity and Capital Resources

Our cash decreased to $1,122,000 as of September 30, 2018, compared to $1,271,000 as of December 31, 2017. Our current assets less current liabilities were $56,000 as of September 30, 2018, compared to $953,000 as of December 31, 2017. We used $2,134,000 in operations for the nine months ended September 30, 2018, compared to $2,076,000 for the same period in 2017.

In April 2018, we generated additional net proceeds of $1,960,000 from the sale of our equity securities in a private placement.

We plan to use the proceeds of our stock transactions primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

We will need to raise additional capital to support our ongoing operations and continue our clinical trials. While we presently lack sufficient cash to meet our anticipated operating costs and capital expenditure requirements through November 2019, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. Our need for additional capital as described above raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have no off-balance sheet arrangements at September 30, 2018.

Results of Operations - Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

We reported a net loss of $(787,000) and $(2,889,000) for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $(634,000) and $(2,449,000) for the three and nine months ended September 30, 2017, respectively.

Total revenues for the three month period ended September 30, 2018 decreased 7% to $224,000 compared to $241,000 for the same period in 2017. Total revenues for the nine month period ended September 30, 2018 decreased 28% to $772,000 compared to $1,069,000 for the same period in 2017.

Our change in the mix of our product sales for the three and nine months ended September 30, 2018 and 2017 is as follows:

Trappsol® Cyclo

There were no sales of Trappsol® Cyclo™ for the three month period ended September 30, 2018, compared to $17,000 for the three month period ended September 30, 2017.  Our sales of Trappsol® Cyclo™ decreased by 50% for the nine month period ended September 30, 2018, to $167,000 from $331,000 for the nine month period ended September 30, 2017. For the nine month periods ended September 30, 2018 and 2017, $167,000 (100% of total sales of Trappsol® Cyclo™) and $287,000 (87% of total sales of Trappsol® Cyclo™), respectively, were to one particular customer who exports Trappsol® Cyclo™ to South America. There were no sales to this particular customer during the three months ended September 30, 2018 and 2017. Our annual 2017 sales to this customer were $287,000 (84% of total 2017 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients is small and while we expect our future sales to increase, the timing of sales is unpredictable and our ability to market the drug for use other than research is severely constrained by regulatory restrictions in the applicable jurisdictions.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 26% for the three month period ended September 30, 2018, to $126,000 from $171,000 for the three months ended September 30, 2017. Our sales of Trappsol® HPB decreased by 49% for the nine month period ended September 30, 2018, to $306,000 from $595,000 for the nine month period ended September 30, 2017.

Trappsol® other products

Our sales of other Trappsol® products increased by 71% for the three month period ended September 30, 2018, to $58,000 from $34,000 for the three month period ended September 30, 2017. Our sales of other Trappsol® products increased by 70% for the nine month period ended September 30, 2018, to $175,000 from $103,000 for the nine month period ended September 30, 2017.

Aquaplex®

Our sales of Aquaplex® were $37,000 for the three month period ended September 30, 2018, compared to negligible sales for the three month period ended September 30, 2017. Our sales of Aquaplex® were $116,000 for the nine month period ended September 30, 2018 compared to $18,000 for the nine month period ended September 30, 2017.

Our largest customers continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three and nine months ended September 30, 2018, our four largest customers accounted for 80% and 66% of our sales, respectively; the largest accounted for 25% and 21% of sales, respectively. During the three and nine months ended September 30, 2017, our two largest customers accounted for 59% and 55% of our sales, respectively; the largest accounted for 51% and 29% of sales, respectively. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for the nine month period ended September 30, 2018 was 12% ($91,000) compared to 11% ($118,000) for the same period in 2017. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 6% ($13,000) for the three months ended September 30, 2018 compared to 8% ($20,000) for the same period in 2017.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2017 or the first nine months of 2018.

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

Personnel expenses increased 10% to $295,000 for the three months ended September 30, 2018 from $269,000 for the three months ended September 30, 2017. Personnel expenses decreased 5% to $860,000 for the nine months ended September 30, 2018 from $908,000 for the nine months ended September 30, 2017. The overall decrease in personnel expense is due to a decrease in the number of employees and related benefits. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased to $486,000 for the three months ended September 30, 2018, from $339,000 for the three months ended September 30, 2017. Research and development expenses increased to $1,739,000 for the nine months ended September 30, 2018, from $1,509,000 for the nine months ended September 30, 2017. Research and development expenses as a percentage of our total operating expenses increased to 47% for the nine months ended September 30, 2018 from 43% for the nine months ended September 30, 2017. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Professional fees increased 14% to $132,000 for the three months ended September 30, 2018, compared to $116,000 for the three months ended September 30, 2017. Professional fees increased 23% to $664,000 for the nine months ended September 30, 2018, compared to $542,000 for the nine months ended September 30, 2017. The increase from 2017 is due to our lawsuit against the National Institute of Health, and legal expenses incurred in connection with our intellectual property. Professional fees may further increase due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 49% to $57,000 for the three months ended September 30, 2018 compared to $112,000 for the three months ended September 30, 2017. Office and other expenses decreased 31% to $233,000 for the nine months ended September 30, 2018 compared to $338,000 for the nine months ended September 30, 2017. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs increased to $27,000 for the three months ended September 30, 2018, compared to $18,000 for the three months ended September 30, 2017. Board of Directors fee and costs decreased to $70,000 for the nine months ended September 30, 2018, compared to $95,000 for the nine months ended September 30, 2017. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and nine months ended September 30, 2018, and 2017, respectively.

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

CTD HOLDINGS, INC.

Date: November 9, 2018	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)