Form 10-K
period 2018-12-31
CTD HOLDINGS INC
filed 2019-03-15
CIK 922247

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $14,457,994 based on the closing price on the over-the-counter market of such Common Stock on such date.

As of March 11, 2019, there were 91,264,463 shares of registrant’s Common Stock outstanding.

CTD HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017.

Preliminary data from our clinical studies suggests that Trappsol® CycloTM crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® CycloTM to study subjects, it was detected in subjects' cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease under a collaborative arrangement with Kerwin Research Center, which is funding this project. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer's disease.

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

We have retained Torreya Capital, LLC, as our strategic advisor to support business development.

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

Use of Cyclodextrins to Treat NPC

Natural cyclodextrins have been confirmed to be generally recognized as safe (GRAS) in most of the world, including the U.S. Moreover, approvals of products containing cyclodextrins by the FDA since 2001 suggest that regulatory approval for new products may be easier to obtain in the future. In 2001, Janssen Pharmaceutica, now a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl beta cyclodextrin as an excipient. In 2009, one of our products was used in an FDA approved compassionate use investigational new drug protocol for the treatment of NPC. Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug. If such designation is approved, a company will have the ability to sell the drug exclusively for seven years following FDA drug approval, and the company may receive clinical trial tax incentives.  On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC. We have also obtained Orphan Drug Designation for Trappsol® Cyclo™ in Europe. Trappsol® Cyclo™ has been administered to more than 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. The doctors and patients participating in these programs, including patients that have been administered Trappsol® Cyclo™ intravenously for more than five years, have made their data available to us, which we used to design our clinical studies in the U.S. and abroad.

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

Our Cyclodextrin Products

Substantially all of our revenues are derived from our legacy fine chemical business, consisting of the sale of cyclodextrins, including cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol® and Aquaplex® product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 261 different cyclodextrins products available for sale from us. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 116 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  Sales of Trappsol® and Aquaplex® comprise approximately 88% and 12%, respectively, of our 2018 product sales.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

We have protected our Trappsol® and Aquaplex® trademarks used in our legacy fine chemical business by registering them with the U.S. Patent and Trademark Office.  These trademarks add additional visibility to our products and reputation as a leader in the industry. Our website at www.cyclodex.com has grown to be an important cyclodextrin information Internet site.

Natural and chemically modified cyclodextrins are available from at least four major commercial manufacturers around the world, including Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan; Mitsubishi Chemical Corporation (Japan); Roquettes Freres (France); and Hangzhou Pharma and Chem Co. (China).  Prior to 2008, we purchased all of our Aquaplex® cyclodextrin complex products from Cyclodextrin Research & Development Laboratory, which is located in Budapest, Hungary; there are few, if any, other sources in the world for commercial quantities of current Good Manufacturing Practice (c-GMP) cyclodextrin complexes.  While we continue to purchase many of our cyclodextrin materials from Cyclodextrin Research & Development Laboratory, we also produce our own Aquaplex® materials. Additionally, we use third party manufacturers, such as Equinox Chemical in Albany, Georgia, to develop cyclodextrin complexes.   We historically have not had difficulties obtaining natural and chemically modified cyclodextrins from our suppliers and we do not expect to experience any difficulties obtaining adequate cyclodextrins for our current and expected expanded future needs.

Customers

We currently sell our legacy fine chemical products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2018, our revenues consisted of 17% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 12% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. In 2018 and 2017, one customer (UNO Healthcare, Inc.) accounted for 15% and 23% of our total revenue, respectively.  Sigma-Aldrich Fine Chemical, Inc. accounts for almost 95% of our 2018 and 2017 annual sales of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

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

We have also noted increased competition for the distribution of small quantities of cyclodextrins. Those we have examined are small operations or small offerings of a larger distributor that lack the focus and depth of expertise offered by the Company. They are also most often not price competitive with our products. We believe there is a perceived barrier to entry into the cyclodextrin industry because of the lack of general experience with cyclodextrins. We have established business relationships with many of the producers and consumers of cyclodextrins worldwide and, over more than 30 years, we have developed an unmatched experience database. We believe these relationships and market knowledge provide significant business advantages.

Research and Development

We are currently pursuing clinical programs in the U.S., Europe and Israel in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC. We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017. Research and development expenses increased to approximately $2,711,000 in 2018, from $2,293,000 in 2017.

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

Our IND for Trappsol® Cyclo™ as a treatment for NPC was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017.

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

Employees

As of December 31, 2018, we employed five people on a full-time basis. None of our employees belong to a union.  We believe relations with our employees are good.

Item 1A.  Risk Factors.

We have suffered recent losses and our future profitability is uncertain.

We have incurred net losses of approximately $4.3 million and $3.8 million for the years ended December 31, 2018 and December 31, 2017, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

Our auditors, WithumSmith+Brown, PC., have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

We will need additional capital to fund our operations as planned.

For year ended December 31, 2018, our operations used approximately $3,188,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $4,102,000 from equity issuances. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

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

We rely in part on third parties for research and clinical trials for products using Trappsol® Cyclo™.

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

Our single largest customer accounted for 18% of our total sales in fiscal 2018. Our largest four customers collectively accounted for 57% of total sales in fiscal 2018. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customers.

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

As of March 11, 2019, C.E. Rick Strattan, our founder and one of our directors, held the beneficial power to vote 20,608,385 shares of Common Stock (including 630,738 shares of Common Stock owned by a tax exempt organization over which Mr. Strattan has sole voting and dispositive power), or approximately 23% of the issued and outstanding shares of Common Stock. Accordingly, Mr. Strattan has the power to influence the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as a director of the Company, the personal interests of Mr. Strattan may conflict with, or differ from, the interests of other holders of our capital stock. Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s board for seven (7) years, which slate will be required to include two representatives of investors in the private placement consummated on the same date. This arrangement could have the effect of preventing a change of control of the Company. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We are dependent on our executive officers, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of our executive officers, namely N. Scott Fine, our Chief Executive Officer, Jeffrey L. Tate, Ph.D., our Chief Operating Officer, and Dr. Sharon Hrynkow, our Chief Scientific Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not currently own any real property. In December 2016, we sold our office and manufacturing facility located in Alachua, Florida for $800,000. On November 26, 2018, we exercised a two-year renewal option, commencing February 2019, with respect to our lease of approximately 2,500 square feet of office and warehouse space located in Gainesville, Florida for $1,600 per month. We believe that this leased property is currently sufficient for our operating requirements.

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

		High	Low
2017	First Quarter	$0.80	$0.41
	Second Quarter	$0.62	$0.37
	Third Quarter	$0.55	$0.27
	Fourth Quarter	$0.51	$0.25

2018	First Quarter	$0.45	$0.25
	Second Quarter	$0.40	$0.25
	Third Quarter	$0.77	$0.30
	Fourth Quarter	$1.18	$0.50

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 11, 2019, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 140.

Dividend Policy

The Company paid no dividends in 2018 and will not pay any cash dividends on its Common Stock in 2019 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

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

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017.

Preliminary data from our clinical studies suggests that Trappsol® CycloTM crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® CycloTM to study subjects, it was detected in subjects' cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease under a collaborative arrangement with Kerwin Research Center, which is funding this project. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer's disease.

We also continue to operate our legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs with continuing growth in research and new product development. However, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business that had been primarily reselling basic cyclodextrin products.

Substantially all of our revenues are derived from our legacy fine chemical business, consisting of the sale of cyclodextrins, including cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol®, Aquaplex®, and AP™-Flavor product lines.  We currently sell our products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.

Trappsol® Cyclo™

At the end of 2009, we provided Trappsol® Cyclo™ (our first generation product) to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of NPC. Trappsol® Cyclo™ (first generation and second generation product) has been administered to more than 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $167,000 for 2018 from $342,000 for 2017. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer (second generation product). In 2014, we completed validation of the proprietary Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015, we established an International Clinical Program that includes a team of experienced drug development companies and individuals. Our third generation product of Trappsol® Cyclo™ in liquid form is in clinical trials. We hold Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

Resale of Cyclodextrin and Cyclodextrin Complexes

Our sales of cyclodextrins and cyclodextrin complexes are primarily to chemical supply houses around the world, to pharmaceutical companies, to food companies for research and development and to diagnostics companies.

We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), Quian Hui (China), and Cyclodextrin Research & Development Laboratory (Hungary), and are gradually finding supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs for our current order quantities and currency exchange rates are making domestic sources more competitively priced. We make patent information about cyclodextrins available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

Liquidity and Capital Resources

Our cash increased to $2,217,000 as of December 31, 2018, from $1,271,000 at December 31, 2017. Our current assets less current liabilities was $844,000 at December 31, 2018 compared to $953,000 at December 31, 2017.  Cash used in operations for 2018 increased to $3,188,000 compared to $3,062,000 for 2017.  Our increase in cash and working capital is due to equity issuances. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised.

During the year ended December 31, 2018, we generated net proceeds of approximately $4,102,000 from the sale of our equity securities in two private placements, and approximately $130,000 in addition in January 2019 following the initial closing of our December 2018 private placement.

We plan to use the proceeds of our stock transactions primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

We will need to raise additional capital to support our ongoing operations and continue our clinical trials. While we presently lack sufficient cash to meet our anticipated operating costs and capital expenditure requirements through April 2020, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. Our need for additional capital as described above raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our consolidated financial statements for the years ended December 31, 2018 and 2017 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2018, we had approximately $11,903,000 in net state and federal operating loss carryforwards expiring from 2020 through 2037, including $3,260,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2018.

Results of Operations - 2018 compared to 2017

For 2018, we incurred a net loss of $4,255,000, compared to a net loss in 2017 of $3,833,000. Total revenues for 2018 were $1,011,000 compared to $1,238,000 for 2017.

Our change in the mix of our product sales for 2018 and 2017 is as follows:

Trappsol® Cyclo™ HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients.  Sales decreased 51% to $167,000 for 2018 from $342,000 for 2017.  Our 2017 sales to this customer were $287,000 (84% of total 2017 sales of Trappsol® Cyclo™) with the remainder sold to individual institutions in approved compassionate use programs in Europe.   The population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased 32% to $484,000 for 2018 from $711,000 for 2017.

Trappsol® other products

Our sales of other Trappsol® products increased 79% to $234,000 for 2018 from $131,000 for 2017.

Aquaplex®

Our sales of Aquaplex® increased to $117,000 for 2018 compared to $18,000 for 2017, and are primarily attributable to a single customer. The increase in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were $110,674 in 2018, $16,512 in 2017, $133,813 in 2016, $75,474 in 2015, and $34,027 in 2014.

The largest customers of our legacy fine chemical business continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2018, our five largest customers (Ventana Medical Systems, Inc., Uno Healthcare, Siemens Medical Solutions USA, Inc., Sigma-Aldrich Fine Chemicals, Inc., and BAS Evansville, Inc.) accounted for 61% of our revenues, and the largest accounted for 18% of our revenues.  In 2017, our five largest customers (Charles River Laboratories, Inc., Uno Healthcare, Ventana Medical Systems, Inc., Thermofisher Scientific Diagnostics, Inc., and Siemens Medical Solutions USA, Inc.) accounted for 73% of our revenues, and the largest accounted for 25% of our revenues.   Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) decreased to $105,000 for 2018 compared to $133,000 for 2017. Our cost of products sold as a percentage of product sales was 10% for 2018 and 11% for 2017.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2018 or 2017.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the direct cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. Our employees provide management, receiving, inspection, warehousing and shipping operations for us. The cost of our employees is included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

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

Personnel expenses decreased 1% to $1,172,000 for 2018, from $1,183,000 for 2017.  The decrease in personnel expense is due to a slight decrease in employee benefits. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 18% to $2,711,000 for 2018, from $2,293,000 for 2017. Our research and development expenses are due to our International Clinical Program. We expect research and development costs to increase in 2019 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Repairs and maintenance expenses decreased 64% to $4,000 for 2018 from $11,000 for 2017. This decrease is due to low levels of maintenance required on equipment and rental facilities. We expect our repairs and maintenance expenses to remain consistent in 2019.

Professional fees decreased 10% to $809,000 for 2018 from $903,000 for 2017.  The decrease from 2017 was due to reduced activity in 2018 in our lawsuit against the NIH, and reduced intellectual property related expenses. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 16% to $354,000 for 2018 from $421,000 for 2017.

Board of Directors fees and costs decreased to $95,000 for 2018 from $118,000 for 2017. Board of Directors fees and costs include fees paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation increased 11% to $10,000 for 2018 from $9,000 for 2017.  This increase is due to the purchase of new equipment in 2018.

Freight and shipping decreased 25% to $6,000 for 2018 from $8,000 for 2017. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We recorded an impairment expense for slow moving inventory of $12,150 and $5,500 for 2018 and 2017, respectively.

We increased our valuation allowance to allow for 100% of the 2018 increase in our deferred tax asset and did not recognize an income tax benefit or provision for 2018 and 2017.

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

Revenue Recognition

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2018, we fully reserved for our net deferred tax asset with a $6,235,000 valuation allowance. We increased our valuation allowance by $1,575,000 in 2018 to reduce our recognized deferred tax asset to zero.

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

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2018.

Research and Development

The Company’s research and development activities and expenses are related to our International Clinical Trial Program. We expense our research and development costs as incurred.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CTD Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CTD Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2011. Orlando, Florida

March 15, 2019

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,217,412	$1,270,973
Accounts receivable	80,044	56,860
Inventory, net	416,531	471,221
Current portion of mortgage note receivable	37,439	35,884
Other	18,185	60,846
Total current assets	2,769,611	1,895,784

FURNITURE AND EQUIPMENT, NET	18,571	25,736

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	129,674	167,128

TOTAL ASSETS	$2,917,856	$2,088,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,925,332	$943,030

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 500,000,000 and 100,000,000 shares authorized at December 31, 2018 and 2017, respectively, 90,759,324 and 72,999,361 shares issued and outstanding at December 31, 2018 and 2017, respectively	9,075	7,299
Preferred stock, par value $.0001 per share, 0 and 5,000,000 shares authorized at December 31, 2018 and 2017, respectively, Series B – 50,000 shares designated, convertible 0 and 15,500 shares issued and outstanding at December 31, 2018 and 2017, liquidation preference $0 and $1,550,000 December 31, 2018 and 2017, respectively	-	2
Additional paid-in capital	18,701,211	14,470,984
Stock subscription receivable	(130,062)	-
Accumulated deficit	(17,587,700)	(13,332,667)
Total stockholders' equity	992,524	1,145,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,917,856	$2,088,648

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

REVENUES
Product sales	$1,011,477	$1,237,756

EXPENSES
Personnel	1,171,941	1,183,441
Cost of products sold (exclusive of depreciation and amortization, shown separately below)	105,026	132,918
Research and development	2,711,275	2,292,892
Repairs and maintenance	3,821	10,500
Professional fees	808,770	902,714
Office and other	354,102	421,256
Board of Directors fees and costs	95,431	117,555
Depreciation	10,124	9,271
Freight and shipping	5,643	7,847
Loss (gain) on disposal of equipment	-	(2,817)
Inventory write down	12,150	5,500

Total expenses	5,278,283	5,081,077

LOSS FROM OPERATIONS	(4,266,806)	(3,843,321)

OTHER INCOME
Investment and other income	11,773	10,261

Total other income	11,773	10,261

LOSS BEFORE INCOME TAXES	(4,255,033)	(3,833,060)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,255,033)	$(3,833,060)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,756,839	72,037,167

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Preferred Stock Series B		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2016	66,952,529	$6,695	-	$-	$11,018,915	$-	$(9,499,607)	$1,526,003
				-
Sale of common stock, net of issuance fees	5,754,832	575	-	-	1,850,480	-	-	1,851,055

Sale of preferred stock units, net of issuance fees	-	-	15,500	2	1,489,998	-	-	1,490,000

Stock compensation	292,000	29	-	-	111,591	-	-	111,620

Net loss	-	-	-	-	-	-	(3,833,060)	(3,833,060)

Balance, December 31, 2017	72,999,361	7,299	15,500	2	14,470,984	-	(13,332,667)	1,145,618

Sale of preferred stock units, net of issuance fees	-	-	20,100	2	1,959,998	-	-	1,960,000

Conversion of preferred stock units to common stock	14,240,000	1,424	(35,600)	(4)	(1,420)	-	-	-

Sale of common stock, net of issuance fees	3,519,963	352	-	-	2,271,649	(130,062)	-	2,141,939

Net loss	-	-	-	-	-		(4,255,033)	(4,255,033)

Balance, December 31, 2018	90,759,324	$9,075	-	$-	$18,701,211	$(130,062)	$(17,587,700)	$992,524

See accompanying Notes to Consolidated Financial Statements.

 CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,255,033)	$(3,833,060)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,124	9,271
Gain on disposal of equipment	-	(2,817)
Stock compensation to employees	19,400	65,205
Stock compensation to nonemployees	64,020	53,475
Inventory valuation allowance	12,150	5,500
Increase or decrease in:
Accounts receivable	(23,184)	32,807
Inventory	42,540	20,676
Other current assets	42,661	(6,967)
Accounts payable and accrued expenses	898,882	593,428
Total adjustments	1,066,593	770,578

NET CASH USED IN OPERATING ACTIVITIES	(3,188,440)	(3,062,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(2,959)	(6,856)
Proceeds from mortgage note receivable	35,899	34,409
Proceeds from sale of property and equipment, net of closing costs	-	4,650

NET CASH PROVIDED BY INVESTING ACTIVITIES	32,940	32,203

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	4,101,939	3,341,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,101,939	3,341,055

NET INCREASE IN CASH AND CASH EQUIVALENTS	946,439	310,776

CASH AND CASH EQUIVALENTS, beginning of year	1,270,973	960,197

CASH AND CASH EQUIVALENTS, end of year	$2,217,412	$1,270,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for a subscription receivable	$130,062	$-
Conversion of preferred stock into common stock	$1,424	$-

See accompanying Notes to Consolidated Financial Statements

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990 as a Florida corporation, with operations beginning in July 1992. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in our European study in July 2017.

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

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less.

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at December 31, 2018 and 2017.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $39,700 and $27,500 at December 31, 2018 and 2017, respectively.

(f) MORTGAGE NOTE RECEIVABLE––The mortgage note receivable is stated at amortized value, which is the amount we expect to collect.

 CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(g) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

(h) REVENUE RECOGNITION–– Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continues to be recognized when the customer takes control of the product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

For additional information on our revenues, please read Note 2, Revenues, to these consolidated financial statements.

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

(m) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as convertible preferred stock and outstanding warrants to purchase 32,192,294 and 28,500,478 common shares were antidilutive for 2018 and 2017, respectively.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2018 or 2017.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At December 31, 2018 and 2017, the carrying value of the mortgage note receivable approximates fair value.

(p) LIQUIDITY AND GOING CONCERN–– For the year ended December 31, 2018 and 2017, the Company incurred net losses of $4,255,000 and $3,833,000, respectively. The Company has an accumulated deficit of approximately $17,588,000 at December 31, 2018. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For year ended December 31, 2018, our operations used approximately $3,188,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $4,102,000 from equity issuances. At December 31, 2018, the Company had a cash balance of $2,217,000 and current assets less current liabilities of $844,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

The Company has incurred losses from operations in each of the last five years. We will need to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

Our consolidated financial statements for the year ended December 31, 2018 and 2017 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS–– In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU relate to eight specific types of cash receipts and cash payments which current U.S. generally accepted accounting principles (“U.S. GAAP”) either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2018 and there was no significant impact on its consolidated financial statements and disclosures.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company will adopt this ASU effective January 1, 2019 and does not expect a significant impact on its consolidated financial statements and disclosures.

Between May 2014 and December 2016, the FASB issued several ASUs on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continues to be recognized when the customer takes control of the product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

(2) REVENUES:

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative cyclodextrin-based products for the treatment of people with serious and life threatening rare diseases and medical conditions. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The Company adopted the requirements of ASC 606 on January 1, 2018 using the modified retrospective method. See Note 1(h) – Revenue Recognition for additional discussion.

Revenues by product are summarized as follows:

	Year Ended
	December 31,
	2018	2017
Trappsol® Cyclo™	$166,596	$342,231
Trappsol® HPB	484,101	710,939
Trappsol® Fine Chemical	233,910	130,982
Aquaplex®	116,806	17,760
Other	10,064	35,844
Total revenues	$1,011,477	$1,237,756

All of our sales of Trappsol® Cyclo™ for the year ended December 31, 2018 and 84% of our sales of Trappsol® Cyclo™ for the year ended December 31, 2017 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales are to one customer.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2018, four major customers accounted for 57% of total revenues. Accounts receivable balances for these major customers represent 31% of total accounts receivable at December 31, 2018. In 2017, three major customers accounted for 59% of total revenues. Accounts receivable balances for these major customers represent 27% of total accounts receivable at December 31, 2017.

Substantially all inventory purchases were from three vendors in 2018 and 2017. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2018, the product mix of our revenues consisted of 17% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 12% cyclodextrin complexes. For the year ended December 31, 2017, the product mix of our revenues consisted of 28% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 1% cyclodextrin complexes.

(4) MORTGAGE NOTE RECEIVABLE:

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

Year Ending
December 31,	Principal
2019	$37,439
2020	39,061
2021	40,754
2022	42,520
2023	7,339
Thereafter	-
$167,113

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

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(6) FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following as of December 31:

	2018	2017

Machinery and equipment	$16,089	$14,764
Office furniture	52,820	51,186
	68,909	65,950
Less: accumulated depreciation	50,338	40,214

Furniture and equipment, net	$18,571	$25,736

(7) EQUITY TRANSACTIONS:

The Company expensed $83,420 and $118,680 in employee and board member stock compensation in 2018 and 2017, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. In 2018, the Company did not issue shares of Common Stock as a bonus.  In 2017, the Company issued 292,000 shares of Common Stock to eight board members, the Company’s secretary, and to employees as a bonus.

In April 2014, we entered into a one-year agreement with Scarsdale Equities, LLC (“Scarsdale”), which was subsequently extended, to act as our financial advisor and exclusive placement agent. Under the agreement, Scarsdale is entitled to a fee with respect to each private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of such financing raised by Scarsdale, and a seven-year warrant to purchase 6% of the securities issued as a part of such financing raised by Scarsdale, with an exercise price equal to 100% of the offering price of the securities sold during the term of the agreement. The foregoing compensation terms were modified for private placements effected in 2017, resulting in the compensation described in more detail below. The agreement also provides for payment of the above fees for any financing within one year of the expiration of the term, with investors identified by Scarsdale during the term. N. Scott Fine, the Company’s Chief Executive Officer and Chairman of the Board, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son is currently employed by Scarsdale, is active on our account and serves as our Secretary.

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

In October 2017, the Company completed a private placement of 15,500 preferred stock “Units” at a purchase price of $100 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) convertible into 400 shares of Common Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. The Series B Preferred Stock was automatically converted into Common Stock on May 23, 2018, when the Company increased its authorized shares of Common Stock, which resulted in the Company having a sufficient number of authorized and unissued shares of Common Stock to permit the conversion or exercise, as applicable, of all outstanding shares of preferred stock, warrants and other convertible securities. The Series B Preferred Stock had a liquidation preference of $100 per share, was not redeemable, and did not entitle the holder to special dividends. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $60,000, and it and its designees were issued seven-year warrants to purchase 600 Units at an exercise price of $100 per Unit.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(7) EQUITY TRANSACTIONS: (CONTINUED)

In  April 2018, the Company completed a private placement of 20,100 “Units”, at a price of $100 per Unit, resulting in gross proceeds to the Company of $2,010,000. Each Unit consisted of one share of Series B Preferred Stock convertible into 400 shares of Common Stock, and seven-year warrants to purchase 400 shares of Common Stock at an exercise price of $0.25 per share. Prior to March 31, 2018, the Company received $74,983 in advance from these investors. Scarsdale acted as financial advisor to the Company in connection with the private placement and was paid a cash fee of $50,000.

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

In December 2018, the Company completed a private placement of 3,519,963 common stock “Units” at a price of $0.65 per Unit, resulting in gross proceeds to the Company of $2,342,034, of which $130,063 was received in January 2019 and is reflected in the accompanying balance sheet as a stock subscription receivable. Each Unit consisted of one share of common stock and a seven-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

The following table presents the number of Common Stock warrants outstanding:

Warrants outstanding, December 31, 2016	8,677,500
Issued	11,954,831
Exercised	-
Expired	-
Warrants outstanding, December 31, 2017	20,632,331
Issued	11,559,963
Exercised	-
Expired	-
Warrants outstanding, December 31, 2018	32,192,294

The following table presents the number of Common Stock warrants outstanding, their exercise price, and expiration dates at December 31, 2018:

Warrants Issued	Exercise Price	Expiration Date

240,000	$0.25	April 2021
103,500	$1.00	July 2021
156,000	$0.50	July 2022
78,000	$0.50	August 2022
8,100,000	$0.25	June 2023
5,754,831	$0.35	February 2024
6,200,000	$0.25	October 2024
8,040,000	$0.25	April 23, 2025
3,519,963	$0.65	December 2025
32,192,294

In addition, there are seven-year warrants outstanding at December 31, 2018 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(8) PREFERRED STOCK:

The Company’s Articles of Incorporation provide for 5,000,000 shares of “blank check” preferred stock. At December 31, 2018, no shares of preferred stock were outstanding or designated.

In October 2017, the Company designated 50,000 shares of preferred stock as Series B Convertible Preferred Stock and issued an aggregate of 35,600 of such shares in connection with the private placements described in Note 7 above. Each share of Series B Preferred Stock was convertible into 400 shares of Common Stock, had a liquidation preference of $100 per share, and did not entitle the holder to special dividends. The Series B Preferred Stock automatically converted into common stock in 2018. Please read Note 7, Equity Transactions, to these consolidated financial statements.

(9) INCOME TAXES:

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $6,235,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2018, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

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

We have available at December 31, 2018, unused federal and state net operating loss carryforwards totaling approximately $11,903,000 that may be applied against future taxable income.

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(9) INCOME TAXES: (CONTINUED)

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2020	$174,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,481,000
Indefinite	3,260,000
Total	$11,903,000

A change in ownership pursuant to Section 382 of the Internal Revenue Code occurred during 2014. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation. At December 31, 2018, the amount of net operating losses subject to an annual Section 382 limitation has not been determined.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $3,085,000 at December 31, 2018.

For 2018, we did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $1,575,000 from 2017 to 2018, which is primarily the result of an additional net operating loss for 2018. We increased our valuation allowance to offset this increase in our deferred tax asset.

For 2017, we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $1,044,000 from 2016 to 2017, which is primarily the result of an additional net operating loss for 2017. We increased our valuation allowance to offset this increase in our deferred tax asset.

Significant components of our deferred Federal income taxes were as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,017,000	$2,206,000
Tax credits	3,085,000	2,397,000
Impairment allowances	10,000	7,000
Stock compensation	64,000	20,000
Other	62,000	35,000
Less valuation allowance	(6,235,000)	(4,660,000)
Deferred tax asset, net of valuation	3,000	5,000
Deferred tax liabilities:
Property and equipment	(3,000)	(5,000)
Deferred tax liabilities	(3,000)	(5,000)
Net tax assets	$-	$-

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(9) INCOME TAXES: (CONTINUED)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective January 1, 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net tax asset as of December 31, 2018 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company revalued its net deferred tax assets and liabilities as of January 1, 2018. The impact of the reduction of the income tax rate was a reduction of deferred tax asset and the corresponding valuation allowance of approximately $768,000.

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2018 and 34% at December 31, 2017, is summarized as follows:

	2018	2017

Tax benefit (expense) at Federal statutory rate	$894,000	$1,303,000
Effect of State taxes	185,000	139,000
Tax credits	676,000	1,135,000
Nondeductible expenses	(180,000)	(435,000)
Tax Cuts and Jobs Act rate decrease	-	(1,098,000)
Valuation allowance – deferred tax assets	(1,575,000)	(1,044,000)
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. Federal jurisdiction, and in the State of Florida. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2015.

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

(10) EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2018 and 2017, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $24,765 and $14,235 for 2018 and 2017, respectively.

(11) COMMITMENTS AND CONTINGENCIES:

During 2017, the Company filed a Complaint against the National Institutes of Health (the “NIH”) in the United States District Court for the Northern District of Florida, Gainesville Division. Pursuant to the Complaint, the Company is seeking an order requiring the NIH to provide the Company with records responsive to a request originally made by the Company to the NIH under the Freedom of Information Act on October 19, 2016. Subsequent to the filing of the Complaint, the Company received documents from the NIH with substantial redactions. Legal counsel is currently reviewing those documents and our options in connection with this proceeding.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(11) COMMITMENTS AND CONTINGENCIES: (CONTINUED)

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and records an expense for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

On November 26, 2018, we entered a new two-year lease for approximately 2,500 square feet of office and distribution warehouse space located in Gainesville, Florida for $1,600 per month, with a two-year renewal option.

(12) RELATED PARTY TRANSACTIONS:

As discussed in Note 7 above, N. Scott Fine, our Chief Executive Officer and Chairman of the Board, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son is currently employed by Scarsdale, is active on our account and serves as our Corporate Secretary.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

During 2017, Rebecca A. Fine, Mr. Fine’s daughter, was employed by us as an Executive Assistant and was paid an annual salary of $60,000. During 2018, she was engaged by us as a contractor to provide those services at the rate of $5,000 per month and received a bonus of $5,000. She is currently engaged by us as a contractor at the rate of $5,800 per month.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary increased from $90,000 to $100,000 in November 2017 and to his current salary of $107,200 in October 2018. In addition, he received a bonus of $10,000 in 2018.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator. During 2017 she was paid an annual salary of $48,000. In January 2018, her annual salary increased to $72,000. In January 2019 her annual salary increased to $78,000 her current salary. In addition, she received a bonus of $5,000 in 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 11, 2019:

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	62	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	61	Director, Chief Operating Officer	2010
C.E. Rick Strattan	73	Director	1990
Markus W. Sieger	53	Director	2014
F. Patrick Ostronic	63	Director	2014
Judge Joseph J. Farnan	73	Director	2015
William S. Shanahan	78	Director	2016
Dr. Randall M. Toig	68	Director	2018
Dr. Sharon H. Hrynkow	58	Chief Scientific Officer and SVP for Medical Affairs	N/A

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

Mr. Strattan was selected to serve as a member of our Board of Directors because of his extensive experience with cyclodextrins, his years of executive level experience, and his advanced degrees in pharmacology.

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

Dr. Sharon H. Hrynkow has served as our Chief Scientific Officer since February 2019, and as our Senior Vice President for Medical Affairs since September 2015. Prior to that, she served as the President of Global Virus Network, a nonprofit organization working to combat pandemic viral disease. She previously served as a Senior Executive at the National Institutes of Health (NIH), where she was the Deputy Director and Acting Director of the Fogarty International Center, the focal point for international research and training and for diplomatic relations for the NIH. Dr. Hrynkow also served as Associate Director of the National Institute on Environmental Health Sciences and Senior Advisor to the NIH Deputy Director. Dr. Hrynkow serves on many advisory committees for national and international organizations, and has been recognized for her contributions to global health and global science by scientific and political leaders and organizations, including with the US President's Merit Award for Senior Executives, the Order of Merit from the King of Norway and election as Fellow of the American Association for the Advancement of Science. She is an elected member of the Council on Foreign Relations. Dr. Hrynkow received her PhD in Neuroscience from the University of Connecticut Health Center and her B.A. in Biology from Rhode Island College.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2018, no person who, at any time during the year ended December 31, 2018 was a director, officer or beneficial owner of more than 10 percent of the Company’s Common Stock failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2018, except for a late a Form 3 filing by Dr. Randall M. Toig, and two late Form 4 filings by Novit, LP.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2018 and 2017 to (i) the person who served as our Chief Executive Officer during 2018, and (ii) our executive officers as of December 31, 2018 whose compensation exceeded $100,000 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

N. Scott Fine	2018	400,000	4,294	62,347	466,641
CEO	2017	400,000	16,170	24,673	440,843

Jeffrey L. Tate	2018	186,667	4,294	27,233	218,194
COO	2017	155,000	16,170	17,371	188,541

Dr. Sharon H. Hrynkow	2018	232,000	-	7,947	239,947
Chief Scientific Officer (3)

(1)

Reflects award of 20,000 shares to each Named Executive Officer in 2018 and 2017 as compensation for services as a member of the Company’s board of directors in 2018 and 2017, respectively.  Also reflects award of 20,000 shares in 2017 as compensation for services in the form of an employee bonus. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)	Reflects matching contributions made under the Company’s 401(k) plan, and insurance premiums for health, dental, and vision.

(3)	Dr. Sharon H. Hrynkow was designated an executive officer of the Company by our Board of Directors on June 29, 2018.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2018, our Named Executive Officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

Currently, N. Scott Fine and Dr. Sharon H. Hrynkow are our only Named Executive Officer who are parties to employment agreements with us.

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

We entered into an Employment Agreement with Dr. Hrynkow dated as of September 14, 2015, and amended on November 8, 2017. Under the Employment Agreement:

●

Dr. Hrynkow employment with us is for an initial term ending on September 14, 2019, subject to automatic one-year extensions unless either party notifies the other party prior to the expiration of the then term.

●	Dr. Hrynkow is entitled to a base salary of $200,000 per annum, which has been increased to $248,000.

●	Dr. Hrynkow is entitled to an annual bonus based on financial performance and personal performance targets.

●

In the event of the termination of Dr. Hrynkow’s employment by the Company without Cause (as defined in the Employment Agreement), Dr. Hrynkow will be entitled to continued payment of her base salary for a period of one-year following termination, and the payment of any bonus previously earned by Dr. Hrynkow but not yet paid.

Compensation of Directors

Directors of the Company are entitled to such compensation for their services as the board may from time to time determine, and reimbursements for their reasonable expenses incurred in attending meetings of directors. We did not compensate our directors for their services during 2018 or 2017, other than the issuance of 20,000 shares of common stock to each of our directors in March 2017 in consideration of their services to the Company during 2016. We expect to issue 40,000 shares of common stock in 2019 to each of our directors in consideration of their services to the Company during 2017 and 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 11, 2019, by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 11, 2019 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 91,264,463 shares of Common Stock outstanding as of March 11, 2019.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class

Officers and Directors
C.E. Rick Strattan	20,608,385	(2)	22.6%

Jeffrey L. Tate	1,090,972	(3)	1.2%

N. Scott Fine	7,952,966	(4)	8.6%

Markus Sieger	4,365,714	(5)	4.8%

F. Patrick Ostronic	1,214,780	(6)	1.3%

Judge Joseph J. Farnan	1,970,000	(7)	2.1%

William S. Shanahan	2,545,020	(8)	2.8%

Dr. Randall M. Toig	2,215,540	(9)	2.4%

Dr. Sharon Hrynkow	515,000	(10)	*

All Directors and Executive Officers as a Group (9 Persons)	42,478,377	(11)	43.7%

5% Holders

Novit, L.P.	11,535,164	(12)	12.3%
966 Hungerford Drive
Rockville, Maryland 20850

Scarsdale Equities LLC	10,946,290	(13)	11.4%
10 Rockefeller Plaza, Suite 720
New York, NY 10020

*     Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o CTD Holdings, Inc., 6714 NW 16th Street, Suite B, Gainesville, Florida 32653.

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

(3)	Includes currently exercisable warrants to purchase 225,000 shares of Common Stock.

(4)	Includes currently exercisable warrants to purchase 1,676,483 shares of Common Stock.

(5)	Includes currently exercisable warrants to purchase 342,857 shares of Common Stock.

(6)	Includes currently exercisable warrants to purchase 509,890 shares of Common Stock.

(7)	Includes currently exercisable warrants to purchase 630,000 shares of Common Stock.

(8)	Includes currently exercisable warrants to purchase 1,239,560 shares of Common Stock.

(9)	Includes currently exercisable warrants to purchase 1,107,770 shares of Common Stock.

(10)	Includes currently exercisable warrants to purchase 240,000 shares of Common Stock.

(11)	Includes currently exercisable warrants to purchase 6,011,560 shares of Common Stock.

(12)

Based on a Schedule 13D/A filed by Novit, LP and its affiliates with the SEC on July 21, 2015. Novit U.S., Inc. is the general partner of Novit, L.P. and Katarzyna Kusmierz is the trustee of the NAP Trust, which owns all of the outstanding partnership interests in Novit, L.P. Each of Novit US, Inc. and Ms. Kusmierz share voting and dispositive power over the shares Common Stock owned by Novit, L.P. and may be deemed to own such shares of Common Stock. Includes currently exercisable warrants to purchase 2,817,582 shares of Common Stock.

(13)

Based on a Schedule 13G/A filed by Scarsdale Equities, LLC with the SEC on February 19, 2019. Includes 6,506,290 shares of Common Stock held in accounts managed by Scarsdale and 4,440,000 shares of Common Stock issuable upon the exercise of warrants held in such managed accounts.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

N. Scott Fine was a principal at Scarsdale Equities and a director of ours when we initially retained Scarsdale Equities as our financial adviser and exclusive placement agent in April 2014. Mr. Fine ceased to be affiliated with Scarsdale Equities on October 6, 2014. However, Mr. Fine’s son is currently employed by Scarsdale Equities, is active on our account, and serves as our Secretary. During 2018, we paid Scarsdale Equities cash fees of approximately $66,000. During 2017 we paid Scarsdale Equities cash fees of approximately $213,000 and issued it and its designees warrants to purchase (A) 164,074 Units at an exercise price of $0.35, each such Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $0.35 per share, and (B) 600 Units at an exercise price of $100, each such Unit consisting of one share of Series B Preferred Stock and one warrant to purchase 400 shares of Common Stock at an exercise price of $0.25 per share, in connection with private placements of our Common Stock.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

During 2017, Rebecca A. Fine, Mr. Fine’s daughter, was employed by us as an Executive Assistant and was paid an annual salary of $60,000. During 2018, she was engaged by us as a contractor to provide those services at the rate of $5,000 per month and received a bonus of $5,000. She is currently engaged by us as a contractor at the rate of $5,800 per month.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary increased from $90,000 to $100,000 in November 2017 and to his current salary of $107,200 in October 2018. In addition, he received a bonus of $10,000 in 2018.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator. During 2017 she was paid an annual salary of $48,000. In January 2018, her annual salary increased to $72,000. In January 2019 her annual salary increased to $78,000.00, her current salary. In addition, she received a bonus of $5,000 in 2018.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2018 and 2017 for professional services rendered by the principal accountant, WithumSmith+Brown, PC for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $53,645 and $52,200, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits

3.1	Amended and Restated Articles of Incorporation filed June 29, 2018 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018).

3.2	By-Laws (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

4.1	Form of Warrant issued to investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2016).

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

10.4†

Employment Agreement between the Company and N. Scott Fine, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2015).

10.5†

Amendment to Employment Agreement between the Company and N. Scott Fine, dated as of November 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2017).

10.6

Promissory Note in the original principal amount of $265,000, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

10.7

Mortgage, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 27, 2016).

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

10.10†	Employment Agreement between the Company and Dr. Sharon H. Hrynkow, dated as of September 14, 2015.*

10.11†	Amendment to Employment Agreement between the Company and Dr. Sharon H. Hrynkow, dated as of November 8, 2017.*

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed April 16, 2018).

31.1	Rule 13a-14(a)/15d-14a(a) Certifications *

32.1	Section 1350 Certifications *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTD HOLDINGS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive, financial and accounting officer) Date: March 15, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joseph J. Farnan
	N. SCOTT FINE Chief Executive Officer; Director (principal executive, financial and accounting officer)		JOSEPH J. FARNAN Director
Date: March 15, 2019		Date:	March 15, 2019

By:	/s/ C.E. Rick Strattan	By:	/s/ William S. Shanahan
	C.E. RICK STRATTAN Director		WILLIAM S. SHANAHAN Director
Date: March 15, 2019		Date:	March 15, 2019

By:	/s/ Jeffrey L. Tate	By:	/s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director		F. PATRICK OSTRONIC Director
Date: March 15, 2019		Date:	March 15, 2019

By:	/s/ Markus W. Sieger	By:	/s/ Randall M. Toig
	MARKUS W. SIEGER Director		RANDALL M. TOIG Director
Date: March 15, 2019		Date:	March 15, 2019