Form 10-Q
period 2019-03-31
CTD HOLDINGS INC
filed 2019-05-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2019

or

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 13, 2019, the Company had outstanding 91,264,463 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,115,133	$2,217,412
Accounts receivable	74,796	80,044
Inventory, net	413,253	416,531
Current portion of mortgage note receivable	37,439	37,439
Other	46,901	18,185
Total current assets	1,687,522	2,769,611

FURNITURE AND EQUIPMENT, NET	18,411	18,571

RIGHT-TO-USE LEASE ASSET, NET	63,771	-

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	120,458	129,674

OTHER	15,000	-

TOTAL ASSETS	$1,905,162	$2,917,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$14,182	$-
Accounts payable and accrued expenses	2,622,511	1,925,332
Total current liabilities	2,636,693	1,925,332

LONG-TERM LEASE LIABILITY	50,049	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 90,759,324 shares issued and outstanding, at March 31, 2019 and December 31, 2018	9,075	9,075
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	18,701,211	18,701,211
Stock subscription receivable	-	(130,062)
Accumulated deficit	(19,491,866)	(17,587,700)
Total stockholders' equity (deficit)	(781,580)	992,524

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,905,162	$2,917,856

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUES
Product sales	$220,826	$198,069

EXPENSES
Personnel	409,999	277,567
Cost of products sold (exclusive of depreciation, shown separately below)	20,550	23,672
Research and development	1,342,763	409,198
Repairs and maintenance	1,684	-
Professional fees	214,975	233,976
Office and other	102,642	47,867
Board of Director fees and costs	33,085	15,783
Depreciation	1,484	2,500
Freight and shipping	1,434	1,882
Total operating expenses	2,128,616	1,012,445

LOSS FROM OPERATIONS	(1,907,790)	(814,376)

OTHER INCOME
Investment and other	3,624	1,432

LOSS BEFORE INCOME TAXES	(1,904,166)	(812,944)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,904,166)	$(812,944)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	90,759,324	72,999,361

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

	Common Stock		Preferred Stock Series B		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	72,999,361	$7,299	15,500	$2	$14,470,984	$-	$(13,332,667)	$1,145,618

Net loss	-	-	-	-	-	-	(812,944)	(812,944)

Balance, March 31, 2018	$72,999,361	$7,299	$15,500	$2	$14,470,984	$-	$(14,145,611)	$332,674

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

	Common Stock		Preferred Stock Series B		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	90,759,324	$9,075	-	$-	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	$9,075	-	$-	$18,701,211	$-	$(19,491,866)	$(781,580)

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,904,166)	$(812,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,484	2,500
Accrued stock compensation to employees	7,300	3,300
Accrued stock compensation to non-employees	24,090	10,890
Increase or decrease in:
Accounts receivable	5,248	9,178
Inventory	3,278	17,778
Other current assets	(28,716)	(4,258)
Other	460	-
Accounts payable and accrued expenses	665,789	35,859
Total adjustments	678,933	75,247

NET CASH USED IN OPERATING ACTIVITIES	(1,225,233)	(737,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,324)	(1,634)
Proceeds from mortgage note receivable	9,216	2,934

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,892	1,300

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscription receivable	130,062	-
Advance – private placement	-	74,983
Other	(15,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,062	74,983

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,102,279)	(661,414)

CASH AND CASH EQUIVALENTS, beginning of period	2,217,412	1,270,973

CASH AND CASH EQUIVALENTS, end of period	$1,115,133	$609,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$64,231	-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

The information presented herein as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of CTD Holdings, Inc. and subsidiaries (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements.

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

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for uncollectible accounts was not deemed necessary at March 31, 2019 and December 31, 2018.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete.  The reserve for obsolete inventory was $39,700 at March 31, 2019 and December 31, 2018.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(f) EQUIPMENT––Equipment is recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, and seven to ten years for equipment and office furniture).

(g) REVENUE RECOGNITION––Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018, did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues and no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, we recognize revenues when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

MARCH 31, 2019

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

(j) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented.  Outstanding warrants to purchase 32,192,294 common shares and 28,500,478 common shares, for the three months ended March 31, 2019 and 2018, respectively, and 1,768,147 common shares that may be issued under warrants to purchase units sold in the Company’s private placements, were antidilutive for the three months ended March 31, 2018 and March 31, 2019, and have been excluded from the calculation of loss per common share.

(k) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(l) LIQUIDITY AND GOING CONCERN––For the three months ended March 31, 2019 and 2018, the Company incurred net losses of $1,904,166 and $812,944. At March 31, 2019, the Company had a cash balance of $1,115,133 and its current assets less current liabilities were $(949,171). The Company has an accumulated deficit of $19,491,866 at March 31, 2019. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

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

We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. There can be no assurance that the Company will be successful with these fundraising endeavors.   These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

(n) FAIR VALUE MEASUREMENTS AND DISCLOSURES––The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at March 31, 2019 or December 31, 2018.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature, which include cash, accounts receivable, and accounts payable.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At March 31, 2019 and December 31, 2018, the carrying value of the mortgage note receivable approximates fair value.

(o) Accounting Standards Adopted––

●

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months.  The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives.  For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance.

The Company adopted Topic 842 as of January 1, 2019 (the first day of fiscal 2019).  See Note 7

(p) Accounting Standards to be Adopted in Future Periods––There are no outstanding accounting standards to be adopted that will have a material effect on the Company’s financial position and operations.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(3) EQUITY TRANSACTIONS:

The Company expensed $31,390 and $14,190 in employee and board member stock compensation for the three months ended March 31, 2019 and 2018, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members.

In April, 2018, the Company completed a private placement resulting in gross proceeds to the Company of $2,010,000. Prior to March 31, 2018, the Company received $74,983 in advance from these investors, which has been recorded as an advance -- private placement in the accompanying statement of cash flows.

As of March 31, 2019, the Company had warrants outstanding to purchase 32,192,294 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire at various dates through 2025. An additional 1,768,147 shares of common stock may be issued under warrants outstanding to purchase 480,000 Units sold in the Company’s May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in the Company’s February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in the Company’s October 2017 private placement at an exercise price of $100 per Unit.

(4) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2019 and 2018, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to four major customers accounted for 76% of total sales for the three months ended March 31, 2019 and 2018, respectively. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Revenues by product are summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
Trappsol Cyclo	$30,096	$30,096
Trappsol HPB	70,867	74,762
Trappsol research	65,852	61,025
Aquaplex	52,560	29,455
Other	1,451	2,731
Total revenues	$220,826	$198,069

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2019 and March 31, 2018 were to a particular customer who exports the drug to South America. Substantially all of our Aquaplex sales are to one customer.

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(7) LEASES:

The Company adopted ASU 2016-02 “Leases (Topic 842)” along with related clarifications and improvements effective at the beginning of fiscal 2019, using the modified retrospective transition method.  There was no cumulative-effect adjustment to the Company's Consolidated Balance Sheet as of December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, as the Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases.”

Under the new guidance, right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates.  The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company options to extend the leases that the Company is reasonably certain to exercise.

The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases.”

Adoption of Topic 842 did not have a material impact on our annual operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating costs or General and administrative expense.  Variable lease payments are expensed as incurred.

The effects of the changes made to the Company’s Consolidated Balance Sheet as of December 31, 2018 for the adoption of Topic 842 is as follows:

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index.  Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

The Company has one office lease, which is as an operating lease and included in the right-of-use asset, current portion of lease liability, and long-term lease liability captions on the Company’s consolidated balance sheet.

Operating lease assets are recorded net of accumulated amortization of $4,251 as of March 31, 2019.

Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the first quarter of 2019 was $3,331.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2018.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

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

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017.

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

Trappsol® Cyclo™

At the end of 2009, we provided Trappsol® Cyclo™ (our first generation product) to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status to our customer for Trappsol® Cyclo™ for the treatment of NPC. Trappsol® Cyclo™ (first and second generation product) has been administered to more than 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer (second generation product). In 2014, we completed validation of our proprietary Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015, we established an International Clinical Program that includes a team of experienced drug development companies and individuals. Our third generation product of Trappsol® Cyclo™ in liquid form is in clinical trials. We hold Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

Liquidity and Capital Resources

Our cash decreased to approximately $1,115,000 as of March 31, 2019, compared to $2,217,000 as of December 31, 2018. Our current assets less current liabilities were $(949,000) as of March 31, 2019, compared to $844,000 at December 31, 2018. Cash used in operations was $1,225,000 for the three months ended March 31, 2019, compared to $738,000 for the same period in 2018.

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

We have no off-balance sheet arrangements at March 31, 2019.

Results of Operations - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We reported a net loss of $(1,904,000) for the three months ended March 31, 2019, compared to net loss of $(813,000) for the three months ended March 31, 2018.

Total revenues for the three month period ended March 31, 2019 increased 11% to $221,000 compared to $198,000 for the same period in 2018. Our change in the mix of our product sales for the three months ended March 31, 2019 and 2018 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ remained consistent at $30,000 for the three month periods ended March 31, 2019, and 2018.  Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2019 and 2018 were to a particular customer who exports the drug to South America. Our annual 2018 sales to this customer were $167,000 (100% of total 2018 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 5% for the three month period ended March 31, 2019, to $71,000 from $75,000 for the three months ended March 31, 2018.

Trappsol® other products

Our sales of other Trappsol® products increased for the three month period ended March 31, 2019, to $66,000 from $61,000 for the three months ended March 31, 2018.

Aquaplex®

Our sales of Aquaplex® were $53,000 for the three months ended March 31, 2019 compared to $29,000 for the three months ended March 31, 2018.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2019, our four largest customers accounted for 76% of our sales; the largest accounted for 22% of sales. During the three months ended March 31, 2018, our four largest customers accounted for 76% of our sales; the largest accounted for 28% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2019 decreased 13% to $21,000 from $24,000 for the same period in 2018. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 9% and 12% for the three months ended March 31, 2019 and 2018, respectively. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2018, or the first quarter of 2019.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation expense. Our employees provide receiving, inspection, warehousing and shipping operations for us. The cost of our employees is included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

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

Personnel expenses increased by 48%, to $410,000 for the three months ended March 31, 2019 from $278,000 for the three months ended March 31, 2018. The increase in personnel expense is due to bonuses paid in 2018. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 228% to $1,343,000 for the three months ended March 31, 2019, from $409,000 for the three months ended March 31, 2018. Research and development expenses as a percentage of our total operating expenses increased to 63% for the three months ended March 31, 2019 from 40% for the three months ended March 31, 2018. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Professional fees decreased 8% to $215,000 for the three months ended March 31, 2019, compared to $234,000 for the three months ended March 31, 2018. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 113% to $103,000 for the three months ended March 31, 2019, compared to $48,000 for the three months ended March 31, 2018. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs increased to $33,000 for the three months ended March 31, 2019, compared to $16,000 for the three months ended March 31, 2018. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2019, and 2018, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2018.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CTD HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive, financial and accounting officer)