Form 10-Q
period 2019-06-30
CTD HOLDINGS INC
filed 2019-08-13
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2019

or

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

☐ Yes ☒ No

As of August 13, 2019, the Company had outstanding 121,034,463 shares of its common stock.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,607,613	$2,217,412
Accounts receivable	154,110	80,044
Inventory, net	397,584	416,531
Current portion of mortgage note receivable	37,439	37,439
Prepaid insurance	28,489	18,185
Prepaid expenses	178,200	-
Total current assets	7,403,435	2,769,611

FURNITURE AND EQUIPMENT, NET	16,926	18,571

RIGHT-TO-USE LEASE ASSET, NET	59,519	-

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	111,144	129,674

TOTAL ASSETS	$7,591,024	$2,917,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$14,182	$-
Accounts payable and accrued expenses	2,690,632	1,925,332
Total current liabilities	2,704,814	1,925,332

LONG-TERM LEASE LIABILITY	46,201	-

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 500,000,000 shares authorized 120,529,324 and 90,759,324 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	12,052	9,075
Preferred stock, par value $.0001 per share, 0 and 5,000,000 shares	-	-
Additional paid-in capital	25,687,834	18,701,211
Stock subscription receivable	-	(130,062)
Accumulated deficit	(20,859,877)	(17,587,700)
Total stockholders' equity	4,840,009	992,524

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,591,024	$2,917,856

 See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES
Product sales	$273,095	$349,415	$493,921	$547,484

EXPENSES
Personnel	311,077	287,776	721,076	565,343
Cost of products sold (exclusive of depreciation, shown separately below)	16,309	54,040	36,859	77,712
Research and development	786,811	844,376	2,129,574	1,253,574
Repairs and maintenance	1,299	1,271	2,983	1,271
Professional fees	246,276	297,308	461,251	531,284
Office and other	247,495	127,982	350,137	175,849
Board of Director fees and costs	31,611	27,233	64,696	43,016
Depreciation	1,485	2,526	2,969	5,026
Freight and shipping	1,016	1,643	2,450	3,525
Total operating expenses	1,643,379	1,644,155	3,771,995	2,656,600

LOSS FROM OPERATIONS	(1,370,284)	(1,294,740)	(3,278,074)	(2,109,116)

OTHER INCOME
Investment and other income	2,273	5,511	5,897	6,943

LOSS BEFORE INCOME TAXES	(1,368,011)	(1,289,229)	(3,272,177)	(2,102,173)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,368,011)	$(1,289,229)	$(3,272,177)	$(2,102,173)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.02)	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	101,013,435	78,853,583	95,886,380	75,926,472

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	72,999,361	$7,299	15,500	$2	$14,470,984	$-	$(13,332,667)	$1,145,618

Net loss	-	-	-	-	-	-	(812,944)	(812,944)

Balance, March 31, 2018	72,999,361	7,299	15,500	2	14,470,984	-	(14,145,611)	332,674

Sale of preferred stock, net of issuance fees	-	-	20,100	2	1,959,998	-	-	1,960,000

Conversion of preferred stock to common stock	14,240,000	1,424	(35,600)	(4)	(1,420)	-	-	-

Net loss	-	-	-	-	-	-	(1,289,229)	(1,289,229)

Balance, June 30, 2018	87,239,361	$8,723	-	$-	$16,429,562	$-	$(15,434,840)	$1,003,445

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	90,759,324	$9,075	-	$-	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	9,075	-	-	18,701,211	-	(19,491,866)	(781,580)

Sale of common stock, net of issuance fees	29,770,000	2,977	-	-	6,986,623	-	-	6,989,600

Net loss	-	-	-	-	-	-	(1,368,011)	(1,368,011)

Balance, June 30, 2019	120,529,324	$12,052	-	$-	$25,687,834	$-	$(20,859,877)	$4,840,009

See accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,272,177)	$(2,102,173)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,969	5,026
Accrued stock compensation to employees	13,100	6,500
Accrued stock compensation to non-employees	54,830	21,450
Increase or decrease in:
Accounts receivable	(74,066)	(34,567)
Inventory	18,947	63,635
Prepaid expenses	(178,200)	-
Other current assets	(10,304)	16,023
Other	864	-
Accounts payable and accrued expenses	697,370	318,038
Total adjustments	525,510	396,105
NET CASH USED IN OPERATING ACTIVITIES	(2,746,667)	(1,706,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,324)	(1,634)
Proceeds from mortgage note receivable	18,530	17,759
NET CASH PROVIDED BY INVESTING ACTIVITIES	17,206	16,125

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscription receivable	130,062	-
Net proceeds from sale of common and preferred stock and warrants, net of issue costs	6,989,600	1,960,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,119,662	1,960,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,390,201	270,057

CASH AND CASH EQUIVALENTS, beginning of period	2,217,412	1,270,973

CASH AND CASH EQUIVALENTS, end of period	$6,607,613	$1,541,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$60,383	$-

See Accompanying Notes to Consolidated Financial Statements.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

The information presented herein as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited.

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

We also sell cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs. However, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business which had been primarily reselling basic cyclodextrin products.

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

Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for uncollectible accounts was not deemed necessary at June 30, 2019 and December 31, 2018.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $39,700 at June 30, 2019 and December 31, 2018.

(f) PREPAID EXPENSES – Prepaid expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost.

(g) EQUIPMENT––Equipment is recorded at cost, less accumulated depreciation. Depreciation on equipment is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers, and seven to ten years for equipment and office furniture).

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(h) REVENUE RECOGNITION––Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our product revenues, no adjustment to retained earnings was required upon adoption.

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

(i) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(j) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

(k) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented. Outstanding warrants to purchase 63,321,294 and 44,580,478 common shares were antidilutive for the three and six months ended June 30, 2019 and 2018, respectively, and 1,768,147 common shares that may be issued under warrants to purchase units sold in the Company’s private placements, were antidilutive for the three and six months ended June 30, 2019 and 2018, and have been excluded from the calculation of loss per common share.

(l) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(m) LIQUIDITY––While the Company presently believes it has sufficient cash to meet its anticipated operating costs and capital expenditure requirements through August 2020, it expects to continue to raise additional capital through the sale of securities from time to time for the foreseeable future to fund the development of its drug product candidates through clinical development, manufacturing and commercialization. The Company’s ability to obtain such additional capital will likely be subject to various factors, including its overall business performance and market conditions.

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

(o) FAIR VALUE MEASUREMENTS AND DISCLOSURES -The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at June 30, 2019 or December 31, 2018.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At June 30, 2019 and December 31, 2018, the carrying value of the mortgage note receivable approximates fair value.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(p) Accounting Standards Adopted––

●

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months.  The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives.  For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The Company adopted Topic 842 as of January 1, 2019 (the first day of fiscal 2019).  See Note 7.

(q) Accounting Standards to be Adopted in Future Periods––There are no outstanding accounting standards to be adopted that will have a material effect on the Company’s financial position and operations.

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

(3) EQUITY TRANSACTIONS:

The Company expensed $36,540 and $67,930 in employee and board member stock compensation for the three and six months ended June 30, 2019, respectively. The Company expensed $13,760 and $27,950 in employee and board member stock compensation for the three and six months ended June 30, 2018, respectively. The Company accrues stock compensation expense over the period earned for employees and board members.

On May 31, 2019, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management, pursuant to a Securities Purchase Agreement between the Company and the investors, dated as of May 30, 2019. Investors in the private placement purchased a total of 29,770,000 units at a price per unit of $0.25, each unit consisting of one share of common stock and one warrant to purchase a share of common stock, resulting in gross proceeds to the Company of $7,442,500, before deducting placement agent fees and offering expenses. The warrants are exercisable immediately upon issuance at an exercise price of $0.30 per share and expire on the 66th month anniversary of the issuance date.  The Company paid a cash fee to its placement agent of $452,900 and issued warrants to its placement agent and its designees to purchase an aggregate of 1,359,000 shares of common stock with the same terms as the warrants issued to the investors.  The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the outstanding common stock and the shares of common stock underlying the warrants and the warrants issued to the placement agent which was declared effective on July 12, 2019. In addition, the Company’s directors and officers entered into Lock-Up Agreements at the closing under which they have agreed not to sell any of their securities of the Company until the earliest of (i) 270 days after the effective date of the Registration Statement, (ii) 365 days after the closing, and (iii) 120 days after the listing of Company’s common stock on a national securities exchange.

In April 2018, the Company completed a private placement resulting in gross proceeds to the Company of $2,010,000. Prior to March 31, 2018, the Company received $74,983 in advance from these investors, which has been recorded as an advance -- private placement in the accompanying statement of cash flows.

CTD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

As of June 30, 2019, the Company had warrants outstanding to purchase 63,321,294 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in various years until 2025.  In addition, at June 30, 2018, there are warrants outstanding to purchase 480,000 Units sold in the Company’s May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in the Company’s February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in the Company’s October 2017 private placement at an exercise price of $100 per Unit.

(4) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2019 and 2018, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to four major customers accounted for 65% of total sales for the six months ended June 30, 2019. Sales to five major customers accounted for 81% of total sales for the six months ended June 30, 2018. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Revenues by product are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Trappsol Cyclo	-	138,897	$25,971	$166,596
Trappsol HPB	135,878	105,000	206,746	179,763
Trappsol research	39,100	56,378	104,952	117,402
Aquaplex	97,130	49,140	149,690	78,595
Other	987	-	6,562	5,128
Total revenues	$273,095	$349,415	$493,921	$547,484

Substantially all of our sales of Trappsol® Cyclo™ for the three and six months ended June 30, 2019 and June 30, 2018 were to a particular customer who exports the drug to South America. Substantially all of our Aquaplex sales are to one customer.

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

CTD HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Under the new guidance, right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates.  The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company options to extend the leases that the Company is reasonably certain to exercise

The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases.”

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

Operating lease assets are recorded net of accumulated amortization of $8,502 as of June 30, 2019.

Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the three and six months ending June 30, 2019 was $8,045 and $11,376 respectively.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer’s disease.

We also continue to operate our legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs. However, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin-based biopharmaceuticals for the treatment of disease from a business that had been primarily reselling basic cyclodextrin products.

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

We acquire our products principally from outside the United States, including from Wacker Biosolutions, a division of Wacker Chemie AG (Germany), with a production facility located in Adrian, Michigan and Hangzhou Pharma and Chem Co. (China), Quian Hui (China), and Cyclodextrin Research & Development Laboratory (Hungary), but are gradually finding supply sources in the United States. While we enjoy lower supply prices from outside the United States, changes in shipping costs and currency exchange rates are making domestic sources more competitively priced. We make patent information about cyclodextrins available to our customers. We also offer our customers our knowledge of the properties and potential new uses of cyclodextrins and complexes.

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

 Liquidity and Capital Resources

Our cash increased to $6,608,000 as of June 30, 2019, compared to $2,217,000 as of December 31, 2018, primarily as the result of net proceeds of approximately $6,990,000 generated by the sale of our equity securities in the private placement we closed in May 2019. Our current assets less current liabilities were $4,699,000 as of June 30, 2019, compared to $844,000 at December 31, 2018. Cash used in operations was $2,747,000 for the six months ended June 30, 2019, compared to $1,706,000 for the same period in 2018.

We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

While we presently believe we have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through August 2020, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions.

We have no off-balance sheet arrangements at June 30, 2019.

Results of Operations - Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

We reported net losses of $(1,368,000) and $(3,272,000) for the three and six months ended June 30, 2019, respectively, compared to net losses of $(1,289,000) and $(2,102,000) for the three and six months ended June 30, 2018, respectively.

Total revenues for the three month period ended June 30, 2019 decreased 22% to $273,000 compared to $349,000 for the same period in 2018. Total revenues for the six month period ended June 30, 2019 decreased 10% to $494,000 compared to $547,000 for the same period in 2018.

Our change in the mix of our product sales for the three and six months ended June 30, 2019 and 2018 is as follows:

Trappsol® Cyclo

We had no sales of Trappsol® Cyclo™ for the three month period ended June 30, 2019, compared to $139,000 for the three month period ended June 30, 2018.  Our sales of Trappsol® Cyclo™ decreased by 83% for the six month period ended June 30, 2019, to $26,000 from $167,000 for the six month period ended June 30, 2018. Substantially all of our sales of Trappsol® Cyclo™ for the three and six months ended June 30, 2019 and 2018 were to a particular customer who exports the drug to South America. Our annual 2018 sales to this customer were $167,000 (100% of total 2018 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 29% for the three month period ended June 30, 2019, to $136,000 from $105,000 for the three months ended June 30, 2018. Our sales of Trappsol® HPB increased by 15% for the six month period ended June 30, 2019, to $207,000 from $180,000 for the six month period ended June 30, 2018.

Trappsol® other products

Our sales of other Trappsol® products decreased by 31% for the three month period ended June 30, 2019, to $39,000 from $56,000 for the three month period ended June 30, 2018. Our sales of other Trappsol® products decreased by 4% for the six month period ended June 30, 2019, to $105,000 from $117,000 for the six month period ended June 30, 2018.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2019 were $97,000 compared to $49,000 for the three month period ended June 30, 2018. Our sales of Aquaplex® were $150,000 for the six month period ended June 30, 2019 compared to $79,000 for the six month period ended June 30, 2018.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2019, our four largest customers accounted for 65% of our sales; the largest accounted for 28% of sales. During the six months ended June 30, 2018, our five largest customers accounted for 81% of our sales; the largest accounted for 31% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for the six month period ended June 30, 2019 was 7% ($37,000) compared to 14% ($78,000) for the same period in 2018. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 6% ($16,000) for the three months ended June 30, 2019 compared to 15% ($54,000) for the same period in 2018.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2018 or the first six months of 2019.

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

Personnel expenses increased 8% to $311,000 for the three months ended June 30, 2019 from $288,000 for the three months ended June 30, 2018. Personnel expenses increased 28% to $721,000 for the six months ended June 30, 2019 from $565,000 for the six months ended June 30, 2018. During the quarter ended June 30, 2019 we hired a Chief Financial Officer on a part-time basis, and subsequent to the end of the quarter, we hired a Global Head of Regulatory Affairs. However, because these hires will perform services that were previously outsourced, we expect to maintain our level of personnel expense in the near term.

Research and development expenses decreased 7% to $787,000 for the three months ended June 30, 2019 from $844,000 for the three months ended June 30, 2018. Research and development expenses increased 70% to $2,130,000 for the six months ended June 30, 2019, from $1,254,000 for the six months ended June 30, 2018. Research and development expenses as a percentage of our total operating expenses increased to 56% for the six months ended June 30, 2019 from 48% for the six months ended June 30, 2018. The increase in research and development expense during the six months ended June 30, 2019 is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

Professional fees decreased 17% to $246,000 for the three months ended June 30, 2019, compared to $297,000 for the three months ended June 30, 2018. Professional fees decreased 13% to $461,000 for the six months ended June 30, 2019, compared to $531,000 for the six months ended June 30, 2018. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 93% to $247,000 for the three months ended June 30, 2019 compared to $128,000 for the three months ended June 30, 2018. Office and other expenses increased 99% to $350,000 for the six months ended June 30, 2019 compared to $176,000 for the six months ended June 30, 2018. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs increased to $32,000 for the three months ended June 30, 2019, compared to $27,000 for the three months ended June 30, 2018. Board of Directors fee and costs increased to $65,000 for the six months ended June 30, 2019, compared to $43,000 for the six months ended June 30, 2018. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and six months ended June 30, 2019, and 2018, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTD HOLDINGS, INC.

Date: August 13, 2019	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer

Date: August 13, 2019	By:	/s/Joshua M. Fine
Joshua M. Fine
Chief Financial Officer