Form 10-Q
period 2019-09-30
Cyclo Therapeutics, Inc.
filed 2019-11-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission file number: 0-25466

CYCLO THERAPEUTICS, INC.
(Formerly CTD Holdings, Inc.)

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

☐ Yes  ☒ No

As of November 14, 2019, the Company had outstanding 121,221,462 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,994,215	$2,217,412
Accounts receivable	35,742	80,044
Inventory, net	384,111	416,531
Current portion of mortgage note receivable	37,439	37,439
Prepaid insurance	20,704	18,185
Prepaid expenses	217,395	-
Total current assets	5,689,606	2,769,611

FURNITURE AND EQUIPMENT, NET	15,634	18,571

RIGHT-TO-USE LEASE ASSET, NET	55,268	-

Mortgage note receivable, less current portion	101,731	129,674

TOTAL ASSETS	$5,862,239	$2,917,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$14,182	$-
Accounts payable and accrued expenses	2,322,516	1,925,332
Total current liabilities	2,336,698	1,925,332

LONG-TERM LEASE LIABILITY	42,294	-

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 121,114,990 and 90,759,324 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12,110	9,075
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	25,956,355	18,701,211
Stock subscription receivable	-	(130,062)
Accumulated deficit	(22,485,218)	(17,587,700)
Total stockholders' equity	3,483,247	992,524

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,862,239	$2,917,856

 See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES
Product sales	$285,914	$224,480	$779,835	$771,964

EXPENSES
Personnel	520,666	294,620	1,241,742	859,963
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	25,971	13,047	62,830	90,759
Research and development	941,539	485,715	3,071,113	1,739,289
Repairs and maintenance	1,232	1,203	4,215	2,474
Professional fees	151,749	132,308	613,000	663,592
Office and other	233,555	57,227	583,692	223,076
Board of Director fees and costs	37,008	26,549	101,704	69,565
Depreciation	1,292	2,527	4,261	7,553
Freight and shipping	1,527	1,036	3,977	4,561
Total operating expenses	1,914,539	1,014,232	5,686,534	3,670,832

LOSS FROM OPERATIONS	(1,628,625)	(789,752)	(4,906,699)	(2,898,868)

OTHER INCOME
Investment and other income	3,284	2,451	9,181	9,394

LOSS BEFORE INCOME TAXES	(1,625,341)	(787,301)	(4,897,518)	(2,889,474)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,625,341)	$(787,301)	$(4,897,518)	$(2,889,474)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)	$(.05)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	121,086,101	87,239,361	104,286,287	79,697,435

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	72,999,361	$7,299	15,500	$2	$14,470,984	$-	$(13,332,667)	$1,145,618

Net loss	-	-	-	-	-	-	(812,944)	(812,944)

Balance, March 31, 2018	72,999,361	7,299	15,500	2	14,470,984	-	(14,145,611)	332,674

Sale of preferred stock, net of issuance fees	-	-	20,100	2	1,959,998	-	-	1,960,000

Conversion of preferred stock to common stock	14,240,000	1,424	(35,600)	(4)	(1,420)	-	-	-

Net loss	-	-	-	-	-	-	(1,289,229)	(1,289,229)

Balance, June 30, 2018	87,239,361	8,723	-	-	16,429,562	-	(15,434,840)	1,003,445

Net loss	-	-	-	-	-	-	(787,301)	(787,301)

Balance, September 30, 2018	87,239,361	$8,723	-	$-	$16,429,562	$-	$(16,222,141)	$216,144

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common Stock		Preferred Stock		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	90,759,324	$9,075	-	$-	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	9,075	-	-	18,701,211	-	(19,491,866)	(781,580)

Sale of common stock, net of issuance fees	29,770,000	2,977	-	-	6,986,623	-	-	6,989,600

Net loss	-	-	-	-	-	-	(1,368,011)	(1,368,011)

Balance, June 30, 2019	120,529,324	12,052	-	-	25,687,834	-	(20,859,877)	4,840,009

Issuance of shares of stock based compensation	585,666	58	-	-	268,521	-	-	268,579

Net loss	-	-	-	-	-	-	(1,625,341)	(1,625,341)

Balance, September 30, 2019	121,114,990	$12,110	-	$-	$25,956,355	$-	$(22,485,218)	$3,483,247

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,897,518)	$(2,889,474)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,261	7,553
Accrued stock compensation to employees	104,100	11,700
Accrued stock compensation to non-employees	55,280	38,610
Issuance of stock-based compensation	268,579	-
Increase or decrease in:
Accounts receivable	44,302	(14,410)
Inventory	32,420	34,636
Prepaid expenses	(217,395)	-
Other current assets	(2,519)	16,023
Other	1,208	-
Accounts payable and accrued expenses	237,804	661,582
Total adjustments	528,040	755,694
NET CASH USED IN OPERATING ACTIVITIES	(4,369,478)	(2,133,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,324)	(1,634)
Proceeds from mortgage note receivable	27,943	26,781
NET CASH PROVIDED BY INVESTING ACTIVITIES	26,619	25,147

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of stock subscription receivable	130,062	-
Net proceeds from sale of common and preferred stock and warrants, net of issue costs	6,989,600	1,960,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,119,662	1,960,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,776,803	(148,633)

CASH AND CASH EQUIVALENTS, beginning of period	2,217,412	1,270,973

CASH AND CASH EQUIVALENTS, end of period	$4,994,215	$1,122,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$56,476	$-

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

The information presented herein as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. and subsidiaries (“we”, “our”, “us” or the “Company”) that affect the accompanying consolidated financial statements.

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in our European study in July 2017. More recently, we began exploring the use of cyclodextrins in the treatment of Alzheimer's disease, and in October 2019 entered into an agreement with a Contract Research Organization to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of this disease.

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

Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019.

(c) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original maturity of three months or less.

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and are stated at the amount we expect to collect from outstanding balances. Based on our assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for uncollectible accounts was not deemed necessary at September 30, 2019 and December 31, 2018.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $39,700 at September 30, 2019 and December 31, 2018.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(f) PREPAID EXPENSES––Prepaid expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost.

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

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

(k) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented; outstanding warrants to purchase 63,321,294 and 30,440,478 common shares were antidilutive for the three and nine months ended September 30, 2019 and 2018, respectively, and 1,768,147 common shares that may be issued under warrants to purchase units sold in the Company’s private placements, were antidilutive for the three and nine months ended September 30, 2019 and 2018, and have been excluded from the calculation of loss per common share

(l) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(m) LIQUIDITY––For the nine month period ended September 30, 2019, the Company had a net loss of $(4,898,000) and utilized cash from operating activities of approximately $4.4 million, and at September 30, 2019,  the Company had an accumulated deficit of approximately $22.5 million.  The Company will need to raise additional capital to support ongoing operations and continue its clinical trials.. While the Company presently believes it has sufficient cash to meet its anticipated operating costs and capital expenditure requirements through November 2020, the Company will continue its efforts to raise additional capital through the sale of securities from time to time for the foreseeable future to fund the development of its drug product candidates through clinical development, manufacturing and commercialization. The Company’s ability to obtain such capital will likely be subject to various factors, including its overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives when needed.

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

(o) FAIR VALUE MEASUREMENTS AND DISCLOSURES––The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at September 30, 2019 or December 31, 2018.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At September 30, 2019 and December 31, 2018, the carrying value of the mortgage note receivable approximates fair value.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(p) ACCOUNTING STANDARDS ADOPTED––

●

Leases – In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and financing leases with lease terms greater than twelve months.  The lease liability is equal to the present value of lease payments. The lease asset is based on the lease liability, subject to adjustment for prepaid and deferred rent and tenant incentives.  For income statement purposes, leases will continue to be classified as operating or financing with lease expense in both cases calculated substantially the same as under the prior leasing guidance. The Company adopted Topic 842 as of January 1, 2019 (the first day of fiscal 2019).  See Note 7.

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

(3) EQUITY TRANSACTIONS:

The Company expensed $97,250 and $159,380 in employee and board member stock compensation for the three and nine months ended September 30, 2019, respectively, which included $87,750 in compensation expense related to 450,000 shares of common stock awarded to employees in September 2019 that will be issued in November 2019 and fully vested at time of issuance. The Company expensed $22,360 and $50,310 in employee and board member stock compensation for the three and nine months ended September 30, 2018, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. During the quarter ended September 30, 2019, the Company issued 585,666 shares of common stock to service providers for which it had accrued compensation expense of $268,579 in prior periods.

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

As of September 30, 2019, the Company had warrants outstanding to purchase 63,321,294 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire in various years until 2025.  In addition, at September 30, 2019, there are warrants outstanding to purchase 480,000 Units sold in the Company’s May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in the Company’s February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in the Company’s October 2017 private placement at an exercise price of $100 per Unit.

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(4) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(5) SALES CONCENTRATIONS:

Sales to five major customers accounted for 75% of total sales for the nine months ended September 30, 2019. Sales to four major customers accounted for 66% of total sales for the nine months ended September 30, 2018. A loss of one of these customers could have a significant adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Revenues by product are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Trappsol Cyclo	$73,500	$-	$103,596	$166,596
Trappsol HPB	152,784	125,944	359,530	305,706
Trappsol research	57,620	57,798	162,572	175,200
Aquaplex	-	37,486	149,690	116,081
Other	2,010	3,252	4,447	8,381
Total revenues	$285,914	$224,480	$779,835	$771,964

Substantially all of our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2019 and September 30, 2018 were to a particular customer who exports the drug to South America. Substantially all of our Aquaplex sales are also to one customer.

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

CYCLO THERAPEUTICS, INC.

(Formerly CTD Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The effects of the changes made to the Company’s consolidated balance sheet as of December 31, 2018 for the adoption of Topic 842 are as follows:

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

Operating lease assets are recorded net of accumulated amortization of $12,754 as of September 30, 2019.

Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the three and nine months ending September 30, 2019 was $5,466 and $16,842 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Cyclo Therapeutics, Inc. (“we” “our” “us” or “the Company”) was organized as a Florida corporation on August 9, 1990 under the name Cyclodextrin Technologies Development, Inc., with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name from Cyclodextrin Technologies Development, Inc., to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business.

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol ® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the first quarter of 2020.

We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017, with patient enrollment still in progress.

Preliminary data from our clinical studies suggests that Trappsol® Cyclo™ crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® Cyclo™ to study subjects, it was detected in subjects’ cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer’s disease. In October 2019, we entered into an agreement with Worldwide Clinical Trials, a Contract Research Organization, to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease.

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

Resale of Cyclodextrin and Cyclodextrin Complexes

Our sales of cyclodextrins and cyclodextrin complexes are primarily to chemical supply houses around the world, to pharmaceutical companies, to food companies for research and development, and to diagnostics companies.

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

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We have five large customers (each of whom has historically purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash increased to $4,994,000 as of September 30, 2019, compared to $2,217,000 as of December 31, 2018, primarily as the result of net proceeds of approximately $6,990,000 generated by the sale of our equity securities in the private placement we closed in May 2019. Our current assets less current liabilities were $3,353,000 as of September 30, 2019, compared to $844,000 as of December 31, 2018. Cash used in operations was $4,638,000 for the nine months ended September 30, 2019, compared to $2,134,000 for the same period in 2018.

We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

While we presently believe we have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through November 2020, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions.

We have no off-balance sheet arrangements at September 30, 2019.

Results of Operations – Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

We reported net losses of $(1,625,000) and $(4,898,000) for the three and nine months ended September 30, 2019, respectively, compared to net losses of $(787,000) and $(2,889,000) for the three and nine months ended September 30, 2018, respectively.

Total revenues for the three month period ended September 30, 2019 increased 27% to $286,000 compared to $224,000 for the same period in 2018. Total revenues for the nine month period ended September 30, 2019 increased 1% to $780,000 compared to $772,000 for the same period in 2018.

Our change in the mix of our product sales for the three and nine months ended September 30, 2019 and 2018 is as follows:

Trappsol® Cyclo

Sales of Trappsol® Cyclo™ for the three month period ended September 30, 2019 were $74,000. There were no sales of this product for the three month period ended September 30, 2018.  Our sales of Trappsol® Cyclo™ decreased by 38% for the nine month period ended September 30, 2019, to $104,000 from $167,000 for the nine month period ended September 30, 2018. Substantially all of our sales of Trappsol® Cyclo™ for the three and nine months ended September 30, 2019 and 2018 were to a particular customer who exports the drug to South America. Our annual 2018 sales to this customer were $167,000 (100% of total 2018 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 21% for the three month period ended September 30, 2019, to $153,000 from $126,000 for the three months ended September 30, 2018. Our sales of Trappsol® HPB increased by 18% for the nine month period ended September 30, 2019, to $360,000 from $306,000 for the nine month period ended September 30, 2018.

Trappsol® other products

Our sales of other Trappsol® products remained consistent at $58,000 for the three month periods ended September 30, 2019 and 2018. Our sales of other Trappsol® products decreased by 7% for the nine month period ended September 30, 2019, to $163,000 from $175,000 for the nine month period ended September 30, 2018.

Aquaplex®

There were no sales of Aquaplex® for the three month period ended September 30, 2019, compared to $37,000 for the three month period ended September 30, 2018. Our sales of Aquaplex® were $150,000 for the nine month period ended September 30, 2019 compared to $116,000 for the nine month period ended September 30, 2018.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2019, our five largest customers accounted for 75% of our sales; the largest accounted for 18% of sales. During the nine months ended September 30, 2018, our four largest customers accounted for 66% of our sales; the largest accounted for 21% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales for the nine month period ended September 30, 2019 was 8% ($63,000) compared to 12% ($91,000) for the same period in 2018. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 9% ($26,000) for the three months ended September 30, 2019 compared to 6% ($13,000) for the same period in 2018.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2018 or the first nine months of 2019.

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

Personnel expenses increased 77% to $521,000 for the three months ended September 30, 2019 from $295,000 for the three months ended September 30, 2018. Personnel expenses increased 44% to $1,242,000 for the nine months ended September 30, 2019 from $860,000 for the nine months ended September 30, 2018. During the quarter ended June 30, 2019 we hired a Chief Financial Officer on a part-time basis, and during the quarter ended September 30, 2019, we hired a Global Head of Regulatory Affairs. Increased personnel expenses in the three and nine month periods ended September 30, 2019 reflect compensation expense related to stock awards during such periods.

Research and development expenses increased 94% to $942,000 for the three months ended September 30, 2019, from $486,000 for the three months ended September 30, 2018. Research and development expenses increased 77% to $3,071,000 for the nine months ended September 30, 2019, from $1,739,000 for the nine months ended September 30, 2018. Research and development expenses as a percentage of our total operating expenses increased to 54% for the nine months ended September 30, 2019 from 47% for the nine months ended September 30, 2018. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees increased 15% to $152,000 for the three months ended September 30, 2019, compared to $132,000 for the three months ended September 30, 2018. Professional fees decreased 8% to $613,000 for the nine months ended September 30, 2019, compared to $664,000 for the nine months ended September 30, 2018. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 308% to $234,000 for the three months ended September 30, 2019 compared to $57,000 for the three months ended September 30, 2018. Office and other expenses increased 150% to $584,000 for the nine months ended September 30, 2019 compared to $233,000 for the nine months ended September 30, 2018. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period. The increase in office and other expense in the three and nine month periods ended September 30, 2019 reflect $160,000 in stock promotion and travel expenses incurred during such periods.

Board of Directors fees and costs increased to $37,000 for the three months ended September 30, 2019, compared to $27,000 for the three months ended September 30, 2018. Board of Directors fee and costs increased to $102,000 for the nine months ended September 30, 2019, compared to $70,000 for the nine months ended September 30, 2018. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three and nine months ended September 30, 2019, and 2018, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2018.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the “forward-looking” statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements except as required by law.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation filed June 29, 2018 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2018).

3.2	Articles of Amendment to the Articles of Incorporation filed September 18, 2019

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

Date: November 14, 2019	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer

18