Form 10-K
period 2019-12-31
Cyclo Therapeutics, Inc.
filed 2020-03-30
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2019

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from ____________ to ___________

Commission file number 0-25466

CYCLO THERAPEUTICS, INC.
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

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $25,510,459 based on the closing price on the over-the-counter market of such Common Stock on such date.

As of March 15, 2020, there were 121,671,462 shares of registrant’s Common Stock outstanding.

CYCLO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

PART I

Item 1.  Business.

Overview

Cyclo Therapeutics, Inc. (“we” “our” “us” or “the Company”) was organized as a Florida corporation on August 9, 1990, with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name from Cyclodextrin Technologies Development, Inc. to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business.

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the second quarter of 2020.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study.

Preliminary data from our clinical studies suggests that Trappsol® CycloTM crosses the blood-brain-barrier in individuals suffering from NPC. Following intravenous administration of Trappsol® CycloTM to study subjects, it was detected in subjects' cerebrospinal fluid. The clinical significance of these findings will be determined as part of the final analysis of both clinical trials.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease, and in October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer's disease. In October 2019 we entered into an agreement with Worldwide Clinical Trials, a Contract Research Organization, to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease.

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

Our Cyclodextrin Products

Substantially all of our revenues are derived from our legacy fine chemical business, consisting of the sale of cyclodextrins, including cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol® and Aquaplex® product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 261 different cyclodextrins products available for sale from us. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 116 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  Sales of Trappsol® and Aquaplex® comprise approximately 85% and 15%, respectively, of our 2019 product sales.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.  We do not have any other registered trademarks and do not have any patents or licenses.

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

 Customers

We currently sell our legacy fine chemical products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2019, our revenues consisted of 10% biopharmaceuticals, 75% basic natural and chemically modified cyclodextrins, and 15% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. In 2019 and 2018, one customer (UNO Healthcare, Inc.) that has historically been a large customer, accounted for 14% and 15% of our total revenue, respectively.  In addition, another customer that was not previously a large customer accounted for 25% of our total revenue in 2019.  Sigma-Aldrich Fine Chemical, Inc. accounted for almost 100% and 95% of our 2019 and 2018 annual sales, respectively, of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

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

Research and Development

We are currently pursuing clinical programs in the U.S., Europe, and Israel in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC. We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017. Research and development expenses increased to approximately $4,869,000 in 2019, from $2,711,000 in 2018.

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

Our IND for Trappsol® Cyclo™ as a treatment for NPC was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the second quarter of 2020. We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study.

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

Employees

As of December 31, 2019, we employed eight people on a full-time basis. None of our employees belong to a union.  We believe relations with our employees are good.

Item 1A.  Risk Factors.

We have suffered recent losses and our future profitability is uncertain.

We have incurred net losses of approximately $7.5 million and $4.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel costs. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

Our auditors, WithumSmith+Brown, PC., have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

We will need additional capital to fund our operations as planned.

For year ended December 31, 2019, our operations used approximately $6,589,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $7,120,000 from equity issuances. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

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

We rely on contract research organizations (“CROs”), academic institutions, corporate partners, and other third parties to assist us in managing, monitoring, and otherwise carrying out clinical trials and research activities. We rely or will rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Although we rely on these third parties to manage the data from clinical trials, we will be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Our failure, or the failure of third parties on which we rely, to comply with the strict requirements relating to conducting, recording, and reporting the results of clinical trials, or to follow good clinical practices, may delay the regulatory approval process or cause us to fail to obtain regulatory approval for Trappsol® Cyclo™.

We are subject to risks arising from the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. COVID-19 has also had an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While we have not yet experienced any disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Our single largest customer accounted for 25% of our total sales in fiscal 2019. Our largest four customers collectively accounted for 70% of total sales in fiscal 2019. We have a supply contract with only one of our major customers. The loss of any one of these customers would have a material adverse effect on our financial results if we were unable to replace such customers.

We are dependent on certain third-party suppliers.

We purchase the Trappsol® cyclodextrin products we sell from third-party suppliers and depend on those suppliers for the cyclodextrins we use in our Aquaplex® products. We are also dependent on outside manufacturers that use lyophilization techniques for our Aquaplex® products.   We purchase substantially all of our Trappsol® products from bulk manufacturers and distributors in the U.S., Japan, China, and Europe. Although products are available from multiple sources, an unexpected interruption of supply, or material increases in the price of products, for any reason, such as regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, war or other events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As of March 15, 2020, C.E. Rick Strattan, our founder and one of our directors, held the beneficial power to vote 20,608,385 shares of Common Stock (including 630,738 shares of Common Stock owned by a tax exempt organization over which Mr. Strattan has sole voting and dispositive power), or approximately 17% of the issued and outstanding shares of Common Stock. Accordingly, Mr. Strattan has the power to influence the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Strattan owes the Company certain fiduciary duties as a director of the Company, the personal interests of Mr. Strattan may conflict with, or differ from, the interests of other holders of our capital stock. Under a Voting Agreement between Mr. Strattan and us dated February 19, 2014, he has agreed to vote his shares of Common Stock for the slate of directors nominated by the Company’s Board for seven (7) years, which slate will be required to include two representatives of investors in the private placement consummated on the same date. This arrangement could have the effect of preventing a change of control of the Company. So long as Mr. Strattan has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

We are dependent on our executive officers, and we may not be able to pursue our current business strategy effectively if we lose them.

Our success to date has largely depended on the efforts and abilities of our executive officers, namely N. Scott Fine, our Chief Executive Officer, Jeffrey L. Tate, Ph.D., our Chief Operating Officer, and Sharon Hrynkow, Ph.D., our Chief Scientific Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

We do not have independent Board committees.

Our audit, compensation and governance committees are not comprised exclusively of independent directors. Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Florida law, our shareholders do not currently have the protection afforded by a board independent committees which are some of the traditional procedural safeguards that protect the interests of minority shareholders.

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

Although certain market makers facilitate trades of our Common Stock on the OTCQB tier of the OTC Markets Group, there is currently a limited market for shares of our Common Stock and we cannot be certain that an active market will develop.  The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock.  Broker-dealers often decline to trade in OTCQB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock may be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of Common Stock.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase our shares.

Provisions of our certificate of incorporation, bylaws and Florida law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the Florida Business Corporation Act (the "Florida Act") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our shareholders. For example, we are subject to the provisions of the Florida Act that prohibit a public Florida corporation from engaging in a broad range of business transactions with a person who, together with affiliates, owns 10% or more of the corporation’s outstanding voting shares (an "affiliated Shareholder"), unless the transaction is approved in a prescribed manner or meets certain requirements. In addition, the Florida Act contains a control-share acquisition statute which limits the voting rights of “control shares” acquired in a “control-share acquisition” which is intended to deter hostile takeovers of publicly held Florida corporations. Our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Florida law and our charter may, therefore, inhibit a takeover.

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

		High	Low
2018	First Quarter	$0.45	$0.25
	Second Quarter	$0.40	$0.25
	Third Quarter	$0.77	$0.30
	Fourth Quarter	$1.18	$0.50

2019	First Quarter	$0.84	$0.56
	Second Quarter	$0.84	$0.33
	Third Quarter	$0.40	$0.16
	Fourth Quarter	$0.44	$0.17

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 15, 2020, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 160.

Dividend Policy

The Company paid no dividends in 2019 and will not pay any cash dividends on its Common Stock in 2020 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the company’s financial condition, capital requirements and business condition.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the second quarter of 2020.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study.

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

Trappsol® Cyclo™

At the end of 2009, we provided Trappsol® Cyclo™ (our first generation product) to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of NPC. Trappsol® Cyclo™ (first generation and second generation product) has been administered to more than 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. Our annual sales of Trappsol® Cyclo™ decreased to $104,000 for 2019 from $167,000 for 2018. In 2012, we began to offer 100ml vials of Trappsol® Cyclo™ in a liquid form from a contract manufacturer (second generation product). In 2014, we completed validation of the proprietary Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015, we established an International Clinical Program that includes a team of experienced drug development companies and individuals. Our third generation product of Trappsol® Cyclo™ in liquid form is in clinical trials. We hold Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

Liquidity and Capital Resources

Our cash increased to $2,784,000 as of December 31, 2019, from $2,217,000 at December 31, 2018, primarily as the result of net proceeds of approximately $6,990,000 generated by the sale of our equity securities in the private placement we closed in May 2019. Our current assets less current liabilities was approximately $817,000 at December 31, 2019 compared to approximately $844,000 at December 31, 2018.  Cash used in operations for 2019 increased to $6,589,000 compared to $3,188,000 for 2018.   The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.

The Company has continued to realize losses from operations. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. While we presently lack sufficient cash to meet our anticipated operating costs and capital expenditure requirements through April 2021, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives. Our need for additional capital as described above raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our consolidated financial statements for the years ended December 31, 2019 and 2018 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last six fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2019, we had approximately $18,335,000 in net state and federal operating loss carryforwards expiring from 2020 through 2037, including $9,692,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2019.

Results of Operations - 2019 compared to 2018

For 2019, we incurred a net loss of $7,532,500, compared to a net loss in 2018 of $4,255,000. Total revenues for 2019 were $1,007,000 compared to $1,011,000 for 2018.

Our change in the mix of our product sales for 2019 and 2018 is as follows:

Trappsol® Cyclo™ HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients.  Sales decreased 38% to $104,000 for 2019 from $167,000 for 2018. The population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased 1% to $481,000 for 2019 from $484,000 for 2018.

Trappsol® other products

Our sales of other Trappsol® products increased 14% to $266,000 for 2019 from $234,000 for 2018.

Aquaplex®

Our sales of Aquaplex® increased to $150,000 for 2019 compared to $117,000 for 2018, and are primarily attributable to a single customer. The increase in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were $149,250 in 2019, $111,000 in 2018, $17, 000 in 2017, $134, 000 in 2016, and $75, 000 in 2015.

The largest customers of our legacy fine chemical business continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume.  In 2019, our five largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., Sigma-Aldrich Fine Chemicals, Inc., Uno Healthcare, and Thermofisher Scientific Diagnostics, Inc.) accounted for 78% of our revenues, and the largest accounted for 25% of our revenues. In 2018, our five largest customers (Ventana Medical Systems, Inc., Uno Healthcare, Siemens Medical Solutions USA, Inc., Sigma-Aldrich Fine Chemicals, Inc., and BAS Evansville, Inc.) accounted for 61% of our revenues, and the largest accounted for 18% of our revenues. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold decreased to $75,500 for 2019 compared to $105,000 for 2018. Our cost of products sold as a percentage of product sales was 7.5% for 2019 and 10% for 2018.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold and the related margin. We did not experience any significant increases in material costs during 2019 or 2018.

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

Personnel expenses increased 63% to $1,906,000 for 2019, from $1,172,000 for 2018.  In June 2019 we hired a Chief Financial Officer on a part-time basis, and in September 2019 we hired a Global Head of Regulatory Affairs. Increased personnel expenses reflect compensation expense and stock awards. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 80% to $4,869,000 for 2019, from $2,711,000 for 2018. The increase in research and development expenses is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect research and development costs to further increase in 2020 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Repairs and maintenance expenses increased 117% to $8,000 for 2019 from $4,000 for 2018. This increase is due to varying levels of maintenance required on equipment and rental facilities. We expect our repairs and maintenance expenses to remain consistent in 2020.

Professional fees decreased 29% to $572,000 for 2019 from $809,000 for 2018.  In 2019 there was reduced activity in our lawsuit against the NIH, which we have discontinued, and reduced intellectual property related expenses.  Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 139% to $845,000 for 2019 from $354,000 for 2018. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period, and investor relations expenses.

Board of Directors fees and costs increased to $109,000 for 2019 from $95,000 for 2018. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation decreased to $6,000 for 2019 from $10,000 for 2018.  These expenses fluctuate slightly with equipment purchases and dispositions.

Freight and shipping expenses were $6,000 for 2019 and 2018. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We recorded an impairment expense for slow moving and expired inventory of $154,000 and $12,150 for 2019 and 2018, respectively.

We increased our valuation allowance to allow for 100% of the 2019 increase in our deferred tax asset and did not recognize an income tax benefit or provision for 2019 and 2018.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2019, we fully reserved for our net deferred tax asset with a $8,881,000 valuation allowance. We increased our valuation allowance by $2,645,000 in 2019 to reduce our recognized deferred tax asset to zero.

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2019.

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Cyclo Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclo Therapeutics, Inc., formerly known as CTD Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2011.

Orlando, Florida

March 30, 2020

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,783,719	$2,217,412
Accounts receivable	143,429	80,044
Inventory, net	242,630	416,531
Current portion of mortgage note receivable	39,061	37,439
Prepaid insurance and services	137,069	18,185
Prepaid clinical expenses	612,161	-
Total current assets	3,958,069	2,769,611

FURNITURE AND EQUIPMENT, NET	13,546	18,571

RIGHT-TO-USE LEASE ASSET, NET	51,017	-

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	90,596	129,674

TOTAL ASSETS	$4,113,228	$2,917,856

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$16,385	$-
Accounts payable and accrued expenses	3,124,735	1,925,332
Total current liabilities	3,141,120	1,925,332

LONG-TERM LEASE LIABILITY	36,126	-

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 121,564,990 and 90,759,324 shares issued and outstanding at December 31, 2019 and 2018, respectively	12,155	9,075
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	26,044,060	18,701,211
Stock subscription receivable	-	(130,062)
Accumulated deficit	(25,120,233)	(17,587,700)
Total stockholders' equity	935,982	992,524

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,113,228	$2,917,856

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

REVENUES
Product sales	$1,007,198	$1,011,477

EXPENSES
Personnel	1,906,438	1,171,941
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	75,493	105,026
Research and development	4,869,160	2,711,275
Repairs and maintenance	8,295	3,821
Professional fees	571,937	808,770
Office and other	845,624	354,102
Board of Directors fees and costs	109,473	95,431
Depreciation	5,681	10,124
Freight and shipping	5,885	5,643
Inventory write down	153,772	12,150

Total operating expenses	8,551,758	5,278,283

LOSS FROM OPERATIONS	(7,544,560)	(4,266,806)

OTHER INCOME
Investment and other income	12,027	11,773

LOSS BEFORE INCOME TAXES	(7,532,533)	(4,255,033)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,532,533)	$(4,255,033)

BASIC AND FULLY DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	108,191,753	81,756,839

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Preferred Stock Series B		Additional			Total
	Shares	Par Value	Units	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2017	72,999,361	$7,299	15,500	$2	$14,470,984	$-	$(13,332,667)	$1,145,618

Sale of preferred stock units, net of issuance fees	-	-	20,100	2	1,959,998	-	-	1,960,000

Conversion of preferred stock units to common stock	14,240,000	1,424	(35,600)	(4)	(1,420)	-	-	-

Sale of common stock, net of issuance fees	3,519,963	352	-	-	2,271,649	(130,062)	-	2,141,939

Net loss	-	-	-	-	-		(4,255,033)	(4,255,033)

Balance, December 31, 2018	90,759,324	9,075	-	-	18,701,211	(130,062)	(17,587,700)	992,524

Collection of subscription receivable	-	-	-	-	-	130,062	-	130,062

Sale of common stock, net of issuance fees	29,770,000	2,977	-	-	6,986,623	-	-	6,989,600

Stock-based compensation	1,035,666	103	-	-	356,226	-	-	356,329

Net loss	-	-	-	-	-	-	(7,532,533)	(7,532,533)

Balance, December 31, 2019	121,564,990	$12,155	-	$-	$26,044,060	$-	$(25,120,233)	$935,982

See accompanying Notes to Consolidated Financial Statements.

 CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,532,533)	$(4,255,033)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,681	10,124
Accrued stock compensation to employees	19,340	19,400
Accrued stock compensation to nonemployees	61,030	64,020
Issuance of stock-based compensation	356,329	-
Inventory valuation allowance	13,265	12,150
Increase or decrease in:
Accounts receivable	(63,385)	(23,184)
Inventory	160,636	42,540
Prepaid clinical expenses	(612,161)	-
Prepaid insurance and services	(118,884)	42,661
Other	2,162	-
Accounts payable and accrued expenses	1,119,033	898,882
Total adjustments	943,046	1,066,593

NET CASH USED IN OPERATING ACTIVITIES	(6,589,487)	(3,188,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(1,324)	(2,959)
Proceeds from mortgage note receivable	37,456	35,899

NET CASH PROVIDED BY INVESTING ACTIVITIES	36,132	32,940

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of stock subscription receivable	130,062	-
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	6,989,600	4,101,939

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,119,662	4,101,939

NET INCREASE IN CASH AND CASH EQUIVALENTS	566,307	946,439

CASH AND CASH EQUIVALENTS, beginning of year	2,217,412	1,270,973

CASH AND CASH EQUIVALENTS, end of year	$2,783,719	$2,217,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$68,022	$-
Common stock issued in exchange for a subscription receivable	$-	$130,062
Conversion of preferred stock into common stock	$-	$1,424

See accompanying Notes to Consolidated Financial Statements

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the second quarter of 2020. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study. More recently, we began exploring the use of cyclodextrins in the treatment of Alzheimer's disease, and in October 2019 entered into an agreement with a Contract Research Organization to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of this disease.

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at December 31, 2019 and 2018.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,900 and $39,700 at December 31, 2019 and 2018, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be material different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(f) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost.

(g) MORTGAGE NOTE RECEIVABLE––The mortgage note receivable is stated at amortized value, which is the amount we expect to collect.

(h) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

(i) REVENUE RECOGNITION––Effective January 1, 2018, the Company adopted the provisions of ASC 606 using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continues to be recognized when the customer takes control of the product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as convertible preferred stock and outstanding warrants to purchase 63,321,294 and 32,192,294 common shares were antidilutive for 2019 and 2018, respectively.

(o) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants.  An expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date.

(p) FAIR VALUE MEASUREMENTS AND DISCLOSURES––The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2019 or 2018.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At December 31, 2019 and 2018, the carrying value of the mortgage note receivable approximates fair value.

(q) LIQUIDITY AND GOING CONCERN––For the years ended December 31, 2019 and 2018, the Company incurred net losses of $7,533,000 and $4,255,000, respectively. The Company has an accumulated deficit of approximately $25,120,000 at December 31, 2019. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For year ended December 31, 2019, our operations used approximately $6,589,000 in cash. This cash was provided primarily by cash on hand and net proceeds of $7,120,000 from equity issuances. At December 31, 2019, the Company had a cash balance of $2,784,000 and current assets less current liabilities of $817,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

The Company has incurred losses from operations in each of the last six years. We will need to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

Our consolidated financial statements for the years ended December 31, 2019 and 2018 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(r) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimate relates to inventory obsolescence. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update became effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company adopted Topic 842 as of January 1, 2019. See Note 7.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles and clarifying a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for years beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

(2) REVENUES:

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative cyclodextrin-based products for the treatment of people with serious and life threatening rare diseases and medical conditions. The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. The Company adopted the requirements of ASC 606 on January 1, 2018 using the modified retrospective method. See Note 1(i) – Revenue Recognition for additional discussion.

Revenues by product are summarized as follows:

	Year Ended
	December 31,
	2019	2018
Trappsol® Cyclo™	$103,596	$166,596
Trappsol® HPB	481,379	484,101
Trappsol® Fine Chemical	265,947	233,910
Aquaplex®	149,878	116,806
Other	6,398	10,064
Total revenues	$1,007,198	$1,011,477

Substantially all of our sales of Trappsol® Cyclo™ for the years ended December 31, 2019 and 2018 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales are to one customer.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2019, four major customers accounted for 70% of total revenues. Accounts receivable balances for these major customers represent 95% of total accounts receivable at December 31, 2019. In 2018, four major customers accounted for 57% of total revenues. Accounts receivable balances for these major customers represent 31% of total accounts receivable at December 31, 2018.

Substantially all inventory purchases were from three vendors in 2019 and 2018. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2019, the product mix of our revenues consisted of 10% biopharmaceuticals, 75% basic natural and chemically modified cyclodextrins, and 15% cyclodextrin complexes. For the year ended December 31, 2018, the product mix of our revenues consisted of 17% biopharmaceuticals, 71% basic natural and chemically modified cyclodextrins, and 12% cyclodextrin complexes.

(4) MORTGAGE NOTE RECEIVABLE:

On January 21, 2016, the Company sold its real property located in High Springs, Florida to an unrelated party.   Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash, less selling costs and settlement charges, and delivered to the Company a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period that commenced March 1, 2016, with the unpaid balance due in February 2023. Scheduled debt principal collections remaining on this mortgage are as follows:

Year Ending
December 31,	Principal
2020	$39,061
2021	40,754
2022	42,520
2023	7,322
$129,657

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6) FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following as of December 31:

	2019	2018

Machinery and equipment	$16,524	$16,089
Office furniture	49,490	52,820
	66,014	68,909
Less: accumulated depreciation	52,468	50,338

Furniture and equipment, net	$13,546	$18,571

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

 (7) LEASES: (CONTINUED)

Operating lease assets are recorded net of accumulated amortization of $17,006 as of December 31, 2019. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the years ended December 31, 2019 and 2018 was $17,006 and $22,249, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2019:

Year ending December 31,	Amounts
2020	$19,170
2021	19,170
2022	19,170
2023	1,598
2024	-
Total	$59,108

(8) EQUITY TRANSACTIONS:

The Company expensed $168,120 and $83,420 in employee and board member stock compensation in 2019 and 2018, respectively. These shares were valued using quoted market values.  The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations.  In 2019, the Company issued 450,000 shares of Common Stock to employees as a bonus with a value of $87,750, and issued 241,666 shares as a bonus to advisory board members with a value of $109,908. In addition, the Company issued 344,000 shares of Common Stock in 2019 to board members and officers with a value of $158,670  at the time of issuance, with respect to which compensation expense had been accrued with respect to 172,000 of such shares in 2018 and 172,000 of such shares in 2017.  In 2018, the Company did not issue shares of Common Stock for compensation.

In April 2014, we entered into a one-year agreement with Scarsdale Equities, LLC (“Scarsdale”), which was subsequently extended, to act as our financial advisor and exclusive placement agent. Under the agreement, Scarsdale is entitled to a fee with respect to each private placement of debt or equity securities of the Company in an amount equal to 6% of the proceeds of such financing raised by Scarsdale, and a seven-year warrant to purchase 6% of the securities issued as a part of such financing raised by Scarsdale, with an exercise price equal to 100% of the offering price of the securities sold during the term of the agreement. The foregoing compensation terms were modified for private placements effected in 2017, resulting in the compensation described in more detail below. The agreement also provides for payment of the above fees for any financing within one year of the expiration of the term, with investors identified by Scarsdale during the term. N. Scott Fine, the Company’s Chief Executive Officer and Chairman of the Board, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son, Joshua M. Fine, was employed by Scarsdale at the time of its initial engagement by us and active on our account until his appointment as our Chief Financial Officer in June 2019.

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(8) EQUITY TRANSACTIONS: (CONTINUED)

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

On May 31, 2019, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management. Investors in the private placement purchased a total of 29,770,000 units at a price per unit of $0.25, each unit consisting of one share of common stock and one warrant to purchase a share of common stock, resulting in gross proceeds to the Company of $7,442,500, before deducting placement agent fees and offering expenses of $452,900 resulting in cash proceeds of $6,989,600. The warrants are exercisable immediately upon issuance at an exercise price of $0.30 per share and expire on the 66th month anniversary of the issuance date.  The Company paid a cash fee to its placement agent of $452,900 and issued warrants to the placement agent and its designees to purchase an aggregate of 1,359,000 shares of common stock with the same terms as the warrants issued to the investors.  The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the outstanding common stock and the shares of common stock underlying the warrants and the warrants issued to the placement agent, which was declared effective on July 12, 2019. In addition, the Company’s directors and officers entered into Lock-Up Agreements at the closing under which they have agreed not to sell any of their securities of the Company until the earliest of (i) 270 days after the effective date of the Registration Statement, (ii) 365 days after the closing, and (iii) 120 days after the listing of Company’s common stock on a national securities exchange.

The following table presents the number of Common Stock warrants outstanding:

Warrants outstanding, December 31, 2017	20,632,331
Issued	11,559,963
Exercised	-
Expired	-
Warrants outstanding, December 31, 2018	32,192,294
Issued	31,129,000
Exercised	-
Expired	-
Warrants outstanding, December 31, 2019	63,321,294

The following table presents the number of Common Stock warrants outstanding, their exercise price, and expiration dates at December 31, 2019:

Warrants Issued	Exercise Price	Expiration Date

240,000	$0.25	April 2021
103,500	$1.00	July 2021
156,000	$0.50	July 2022
78,000	$0.50	August 2022
8,100,000	$0.25	June 2023
5,754,831	$0.35	February 2024
6,200,000	$0.25	October 2024
31,129,000	$0.30	November 2024
8,040,000	$0.25	April 2025
3,519,963	$0.65	December 2025
63,321,294

In addition, there are seven-year warrants outstanding at December 31, 2019 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(9) PREFERRED STOCK:

The Company’s Articles of Incorporation provide for 5,000,000 shares of “blank check” preferred stock. At December 31, 2019 and 2018, no shares of preferred stock were outstanding or designated.

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

(10) INCOME TAXES:

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $8,881,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2019, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

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

We have available at December 31, 2019, unused federal and state net operating loss carryforwards totaling approximately $18,335,000 that may be applied against future taxable income.

If not used, the net operating loss carryforwards will expire as follows:

Year Ending
December 31,	Amount

2020	$174,000
2021	71,000
2024	66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,481,000
Indefinite	9,692,000
Total	$18,335,000

CYCLO THERAPEUTICS, INC.
FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(10) INCOME TAXES: (CONTINUED)

A change in ownership pursuant to Section 382 of the Internal Revenue Code occurred during 2014. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation. At December 31, 2019, the amount of net operating losses subject to an annual Section 382 limitation has not been determined.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $4,292,000 at December 31, 2019.

For 2019, we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $2,645,000 from 2018 to 2019, which is primarily the result of an additional net operating loss for 2019. We increased our valuation allowance to offset this increase in our deferred tax asset.

For 2018, we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $1,575,000 from 2017 to 2018, which is primarily the result of an additional net operating loss for 2018. We increased our valuation allowance to offset this increase in our deferred tax asset.

Significant components of our deferred Federal income taxes were as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,496,000	$3,017,000
Tax credits	4,292,000	3,085,000
Impairment allowances	13,000	10,000
Stock-based compensation	20,000	64,000
Other	62,000	62,000
Less valuation allowance	(8,881,000)	(6,235,000)
Deferred tax asset, net of valuation	2,000	3,000
Deferred tax liabilities:
Property and equipment	(2,000)	(3,000)
Deferred tax liabilities	(2,000)	(3,000)
Net tax assets	$-	$-

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%, effective January 1, 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net tax asset as of December 31, 2018 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company revalued its net deferred tax assets and liabilities as of January 1, 2018. The impact of the reduction of the income tax rate was a reduction of deferred tax asset and the corresponding valuation allowance of approximately $768,000. Effective January 1, 2019, the Florida corporate state income tax rate was reduced from 5.5% to 4.458%. The impact of this rate reduction was a reduction in the Company’s deferred tax asset and the corresponding valuation allowance of approximately $102,000.

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(10) INCOME TAXES: (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2019 and 2018, is summarized as follows:

	2019	2018

Tax benefit (expense) at Federal statutory rate	$1,582,000	$894,000
Effect of State taxes	265,000	185,000
Effect of tax rate change	(102,000)	-
Tax credits	1,217,000	676,000
Nondeductible expenses	(317,000)	(180,000)
Valuation allowance – deferred tax assets	(2,645,000)	(1,575,000)
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. Federal jurisdiction, and in the State of Florida. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2016.

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

(11) EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) plan available to all employees who have satisfied certain eligibility requirements. Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2019 and 2018, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $29,410 and $24,765 for 2019 and 2018, respectively.

(12) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s  2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 6,843,750 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of December 31, 2019, we had awarded 450,000 shares of common stock as awards under the Incentive Plan, with 6,393,750 shares of common stock remaining available for future awards under the Incentive Plan.

(13) COMMITMENTS AND CONTINGENCIES:

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

CYCLO THERAPEUTICS, INC.

FORMERLY KNOWN AS CTD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(14) RELATED PARTY TRANSACTIONS:

As discussed in Note 7 above, N. Scott Fine, our Chief Executive Officer and Chairman of the Board, was a principal of Scarsdale at the time we initially retained Scarsdale as our financial adviser, and his son, Joshua M. Fine, was employed by Scarsdale at the time of its initial engagement by us and active on our account until his appointment as our Chief Financial Officer in June 2019.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine receives an annual salary of $125,000. In addition, he was awarded a stock bonus of 50,000 shares in September 2019.

During 2017, Rebecca A. Fine, the daughter of our Chief Executive Officer, provided executive assistant services at the rate of $5,000 per month. From January through May 2019, she provided these services at the rate of $5,800 per month. In June 2019, Ms. Fine was employed by us as a full-time employee serving as an executive assistant with an annual salary of $69,600. Ms. Fine also received a stock bonus of 25,000 shares in September 2019.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation.  His annual salary increased from $100,000 to $107,200 in October 2018.  In addition, he received cash bonuses of $10,000 and $12,500 in 2018 and 2019, respectively. Mr. Strattan also received a stock bonus of 50,000 shares in September 2019.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator. Her annual salary increased from $72,000 in 2018, to $78,000 in 2019. In addition, she received a cash bonus of $5,000 in 2018. Ms. Strattan also received a stock bonus of 25,000 shares in September 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 15, 2020:

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	63	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	62	Director, Chief Operating Officer	2010
C.E. Rick Strattan	74	Director	1990
Markus W. Sieger	54	Director	2014
F. Patrick Ostronic	64	Director	2014
William S. Shanahan	79	Director	2016
Dr. Randall M. Toig	69	Director	2018
Joshua M. Fine	37	Chief Financial Officer	N/A
Sharon H. Hrynkow, Ph.D.	59	Chief Scientific Officer and SVP for Medical Affairs	N/A

N. Scott Fine has been a Director of the Company since February 2014, and became our Chief Executive Officer on September 14, 2015.  From 2004 until 2014, he was a principal at Scarsdale Equities, an investment banking firm located in New York City. Mr. Fine has been involved in investment banking for over 35 years, working on a multitude of debt and equity financings, buy and sell side M&A, strategic advisory work and corporate restructurings. Much of his time has been focused on transactions in the healthcare and consumer products area. Mr. Fine has led global transactions in healthcare, including medical devices, generic pharmaceuticals, and genetics. He also worked with The Tempo Group of Jakarta, Indonesia when Mr. Fine and his family resided in Jakarta. Mr. Fine was Chairman of the Board of The Global Virus Network (GVN), and he also was the lead investment banker on the initial public offering of Green Mountain Coffee Roasters, Inc. and Central European Distribution Corporation (“CEDC”), a multi-billion-dollar alcohol company. Mr. Fine continued his involvement with CEDC serving as a director from 1996 until 2014, during which time he led the CEDC Board in its successful efforts in 2013 to restructure the company through a pre-packaged Chapter 11 process whereby CEDC was acquired by the Russian Standard alcohol group. Recently, Mr. Fine served as Vice Chairman and Chairman of the Restructuring Committee of Pacific Drilling from 2017 to 2018 where he successfully led the independent directors to a successful reorganization. He also served as sole director of Better Place Inc. from 2013 until 2015. In his role there, Mr. Fine successfully managed the global wind down of the company in a timely and efficient manner which was approved by both the Delaware and Israeli Courts.

Mr. Fine currently serves on the board of directors of Kenon Holdings Ltd. (NYSE: KEN).  Mr. Fine also devotes time to several non-profit organizations, including through his service on the Board of Trustees for the IWM American Air Museum in Britain. Mr. Fine has been a guest lecturer at Ohio State University’s Moritz School of Law.

Mr. Fine’s relationships within the financial community in New York and around the world, as well as his significant experience with equity and debt financing, make him a valuable contributor as a Director.  Mr. Fine was appointed to the Board of Directors in connection with a private placement of Common Stock by the Company in February 2014, and has the right to be nominated to our Board (or to have a representative nominated to our Board) for up to seven years from the date of that offering.  Mr. Fine is the father of Joshua M. Fine, our Chief Financial Officer.

Jeffrey L. Tate, Ph.D., has served as a Director of the Company since August 2010 and since September 14, 2015 has served as our Chief Operating Officer. Prior to Mr. Fine’s appointment as Chief Executive Officer, Dr. Tate served as our President (from August 2010) and Chief Executive Officer (from July 2014).  From January 2007 to February 2010, he was president of J-Jireh Products, Incorporated, a company that develops and markets industrial, food, cosmetic and nutritional products manufactured using pulse drying technology.  From January 1995 to December 2006, Dr. Tate served as a principal of J. Benson Tate Consultants LLC, a management consulting company. From July 1999 to January 2005, Dr. Tate served as Vice President of Scientific and Regulatory Affairs of Natural Biologics, LLC, a pharmaceutical company.  Dr. Tate received his B.Sc. from the University of Minnesota Department of Botany and his M.Sc. and Ph.D. from the University of Minnesota Graduate School in Management of Technology and Plant Physiology, respectively.

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

Markus W. Sieger has been a Director of the Company since February 2014 and serves as the Lead Director on the Company’s Board of Directors. Mr. Sieger holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He started his career in 1981 with Zurich Insurance Group where he specialized in information systems and organizational projects, which he managed in Switzerland and in the United States. In 1994, he joined fincoord where he built a track record of negotiating and closing complex merger and acquisition transactions and building up, strategically repositioning and reorganizing companies in both emerging and Western markets. Since 2013, Mr. Sieger has been an investor and principal at Sieger & Sieger Ltd. and Consiglio AG, focusing on strategic advisory mandates and investments. He is member of the boards of directors of various public and private companies in Western/Central and Eastern Europe. Since June 2016 Mr. Sieger has been the President and CEO of Polpharma Group, one of the leading pharmaceutical generics players in the CEE/CIS region, which is also active in the development and production of biosimilar products.

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

Joshua M. Fine was appointed our Chief Financial Officer on June 11, 2019, and has been our Secretary since 2014. From 2011 until his appointment as our Chief Financial Officer, he served as the Vice President/Director, Healthcare Capital Markets, of Scarsdale Equities. Mr. Fine is also currently the Vice President of Finance and Operations for Icagen, Inc., a biotechnology company, a position he has held since 2017. From 2009 until 2011, Mr. Fine served as the Vice President, Capital Markets of Emerging Growth Equities, a boutique investment banking firm. Mr. Fine holds a Bachelor of Arts in Political Science from Hartwick College. Mr. Fine is the son of N. Scott Fine, our Chief Executive Officer.

Sharon H. Hrynkow, Ph.D., has served as our Chief Scientific Officer since February 2019, and as our Senior Vice President for Medical Affairs since September 2015.  Prior to that, she served as the President of Global Virus Network, a nonprofit organization working to combat pandemic viral disease.  She previously served as a Senior Executive at the National Institutes of Health (NIH), where she was the Deputy Director and Acting Director of the Fogarty International Center, the focal point for international research and training and for diplomatic relations for the NIH. Dr. Hrynkow also served as Associate Director of the National Institute on Environmental Health Sciences and Senior Advisor to the NIH Deputy Director.  Dr. Hrynkow serves on many advisory committees for national and international organizations, and has been recognized for her contributions to global health and global science by scientific and political leaders and organizations, including with the US President's Merit Award for Senior Executives, the Order of Merit from the King of Norway and election as Fellow of the American Association for the Advancement of Science. She is an elected member of the Council on Foreign Relations.  Dr. Hrynkow received her PhD in Neuroscience from the University of Connecticut Health Center and her B.A. in Biology from Rhode Island College.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics will be provided to any person without charge, upon request. Requests should be addressed to Investor Relations Department, c/o Cyclo Therapeutics, Inc., P.O. Box 1180, Alachua, Florida 32616-1180.

Delinquent Section 16(a) Reports

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2019, no person who, at any time during the year ended December 31, 2019 was a director, officer or beneficial owner of more than 10 percent of our Common Stock, failed to timely file the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2019, except for one transaction filed on a Form 4 one day late by our director Markus W. Sieger, and two transactions filed on a Form 4 two days late by our director F. Patrick Ostronic.

Item 11.  Executive Compensation.

Executive Compensation

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2019 and 2018 to (i) the person who served as our Chief Executive Officer during 2019, and (ii) our executive officers as of December 31, 2019 whose compensation exceeded $100,000 (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

N. Scott Fine	2019	400,000	10,000	79,579	489,579
CEO	2018	400,000	4,294	62,347	466,641

Jeffrey L. Tate, Ph.D.	2019	220,974	29,500	31,959	282,433
COO	2018	186,667	4,294	27,233	218,194

Sharon H. Hrynkow, Ph.D.	2019	248,000	19,500	89,084	356,584
Chief Scientific Officer	2018	232,000	-	7,947	239,947

(1)

Reflects award of 20,000 shares to Mr. Fine and Dr. Tate as compensation for services as a member of the Company’s board of directors in 2019 and 2018, respectively.  Also reflects award of 100,000 shares in 2019 as compensation for services in the form of an employee bonus to each of  Drs. Tate and Hrynkow. All of the shares were fully vested upon issuance. The stock award figure represents the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)	Reflects cash bonuses, matching contributions made under the Company’s 401(k) plan, and insurance premiums for health, dental, and vision.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019, our Named Executive Officers had no outstanding unexercised options, unvested stock or other unvested equity incentive plan awards.

Employment Agreements

Currently, N. Scott Fine and Sharon H. Hrynkow, Ph.D., are our only Named Executive Officers who are parties to employment agreements with us.

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

Compensation of Directors

Directors of the Company are entitled to such compensation for their services as the Board may from time to time determine, and reimbursements for their reasonable expenses incurred in attending meetings of directors.  In addition, we pay cash compensation of $15,000 per annum to Markus W. Sieger for acting as our Lead Director. We did not compensate our other directors for their services during 2019, but expect to award each of them 20,000 shares of Common Stock in consideration of their services to the Company during 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the ownership of the Common Stock of the Company on March 15, 2020, by (i) those persons known by the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock; (ii) each current executive officer named in the Summary Compensation Table; (iii) each director; and (iv) all directors and executive officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.  Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2020 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 121,671,462 shares of Common Stock outstanding as of March 15, 2020.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Approximate Percent of Class

Officers and Directors
C.E. Rick Strattan	20,608,385	(2)	16.9%

Jeffrey L. Tate	1,190,972	(3)	1.0%

N. Scott Fine	8,812,966	(4)	7.1%

Markus Sieger	5,265,714	(5)	4.3%

F. Patrick Ostronic	2,065,780	(6)	1.7%

William S. Shanahan	4,707,220	(7)	3.8%

Dr. Randall M. Toig	2,715,540	(8)	2.2%

Sharon Hrynkow, Ph.D.	715,000	(9)	*

Joshua M. Fine	2,327,659	(10)	1.9%

All Directors and Executive Officers as a Group (9 Persons)	48,409,236	(11)	37.0%

5% Holders

Novit, L.P.	13,135,164	(12)	10.5%
966 Hungerford Drive Rockville, Maryland 20850

Scarsdale Equities LLC 10 Rockefeller Plaza, Suite 720 New York, NY 10020	8,829,000	(13)	7.0%

Armistice Capital Master Fund	12,050,000	(14)	9.9%

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Cyclo Therapeutics, Inc., 6714 NW 16th Street, Suite B, Gainesville, Florida 32653.

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

(3)	Includes currently exercisable warrants to purchase 225,000 shares of Common Stock.

(4)	Includes currently exercisable warrants to purchase 2,076,483 shares of Common Stock.

(5)	Includes currently exercisable warrants to purchase 372,857 shares of Common Stock.

(6)	Includes currently exercisable warrants to purchase 709,890 shares of Common Stock.

(7)	Includes currently exercisable warrants to purchase 2,039,560 shares of Common Stock.

(8)	Includes currently exercisable warrants to purchase 1,307,770 shares of Common Stock.

(9)	Includes currently exercisable warrants to purchase 280,000 shares of Common Stock.

(10)	Includes currently exercisable warrants to purchase 1,679,6590 shares of Common Stock.

(11)	Includes currently exercisable warrants to purchase 9,101,219 shares of Common Stock.

(12)

Based on a Schedule 13D/A filed by Novit, LP and its affiliates with the SEC on July 21, 2015. Novit U.S., Inc. is the general partner of Novit, L.P. and Katarzyna Kusmierz is the trustee of the NAP Trust, which owns all of the outstanding partnership interests in Novit, L.P. Each of Novit US, Inc. and Ms. Kusmierz share voting and dispositive power over the shares Common Stock owned by Novit, L.P. and may be deemed to own such shares of Common Stock. Includes currently exercisable warrants to purchase 3,617,582 shares of Common Stock.

(13)	Includes 3,389,000 shares of Common Stock held in accounts managed by Scarsdale and 5,440,000 shares of Common Stock issuable upon the exercise of warrants held in such managed accounts.

(14)

Based on a Schedule 13G/A filed by Armistice Capital, LLC with the SEC on February 14, 2020. Does not include 12,000,000 shares of Common Stock that may be issued on exercise of a warrant, as such warrant includes a provision precluding the exercise thereof if the warrant holder would beneficially own in excess of 4.99% of the Company’s outstanding shares of Common Stock. Armistice Capital, LLC, the investment manager of Armistice Capital Master Fund Ltd., or Armistice, and Steven Boyd, the managing member of Armistice Capital, LLC, hold shared voting and dispositive power over the shares held by Armistice. Each of Armistice Capital, LLC and Steven Boyd disclaims beneficial ownership of the securities listed except to the extent of their pecuniary interest therein. The principal business address of Armistice is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY, 10022

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans not approved by security holders (1)	2,345,647	$0.32	0

Equity compensation plans approved by security holders	None	Not Applicable	6,393,750

Total:	2,345,647	$0.32	6,393,750

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

(2)

The Company’s  2019 Omnibus Equity Incentive Plan  (the “Incentive Plan”) provides for the issuance of up to 6,843,750 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. As of December 31, 2019, we had awarded 450,000 shares of common stock as awards under the Incentive Plan, with 6,393,750 shares of common stock remaining available for future awards under the Incentive Plan

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

N. Scott Fine was a principal at Scarsdale Equities and a director of ours when we initially retained Scarsdale Equities as our financial adviser and exclusive placement agent in April 2014. Mr. Fine ceased to be affiliated with Scarsdale Equities on October 6, 2014. In addition, Mr. Fine’s son, Joshua M. Fine, was employed by Scarsdale at the time of its initial engagement by us and active on our account until his appointment as our Chief Financial Officer in June 2019. During 2018, we paid Scarsdale Equities cash fees of approximately $66,000.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine receives an annual salary of $125,000. In addition, he was awarded a stock bonus of 50,000 shares in September 2019.

During 2017, Rebecca A. Fine, the daughter of our Chief Executive Officer, provided executive assistant services at the rate of $5,000 per month. From January through May 2019, she provided these services at the rate of $5,800 per month. In June 2019, Ms. Fine was employed by us as a full-time employee serving as an executive assistant with an annual salary of $69,600. Ms. Fine also received a stock bonus of 25,000 shares in September 2019.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation.  His annual salary increased from $100,000 to $107,200 in October 2018.  In addition, he received cash bonuses of $10,000 and $12,500 in 2018 and 2019, respectively. Mr. Strattan also received a stock bonus of 50,000 shares in September 2019.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator. Her annual salary increased from $72,000 in 2018, to $78,000 in 2019. In addition, she received a cash bonus of $5,000 in 2018. Ms. Strattan also received a stock bonus of 25,000 shares in September 2019.

Director Independence

Our Board of Directors is comprised of seven individuals, two of whom are or were in the last three years employed by the Company. We have determined that of our other directors, Mr. Sieger, Mr. Ostronic, Mr. Shanahan and Dr. Toig, are “independent” using the definition set forth in the NYSE MKT Company Guide, which we have chosen to use for purposes of evaluating board independence as if we were listed on such exchange.  We also do not have an independent audit committee, compensation committee or governance committee, since members of the Board who do not qualify as “independent” under the standards of the NYSE MKT Company Guide serve on each of those committees.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in 2019 and 2018 for professional services rendered by the principal accountant, WithumSmith+Brown, PC for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $110,127 and $53,645, respectively.

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

3.2

Articles of Amendment to the Articles of Incorporation filed September 18, 2019 (incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

3.3	By-Laws (incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on February 1, 1994).

4.1	Form of Warrant issued to investors in private placements conducted in 2016, 2017 and 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2016).

4.2

Form of Warrant, dated May 31, 2019, issued by CTD Holdings, Inc. to investors and ThinkEquity, a division of Fordham Financial Management, Inc., and its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2019).

4.3	Description of Registrant’s Securities*

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

10.10†

Employment Agreement between the Company and Sharon H. Hrynkow, Ph.D., dated as of September 14, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.11†

Amendment to Employment Agreement between the Company and Sharon H. Hrynkow, Ph.D., dated as of November 8, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.12

Securities Purchase Agreement, dated as of May 30, 2019, between CTD Holdings, Inc. and purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2019)

10.13

Placement Agency Agreement, dated as of May 30, 2019, between CTD Holdings, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2019).

10.14

Registration Rights Agreement, dated as of May 30, 2019, between CTD Holdings, Inc. and purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2019).

10.15†	2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed July 19, 2019).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed April 16, 2018).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Financial Officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive officer) Date: March 30, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joshua M. Fine
	N. SCOTT FINE Chief Executive Officer; Director (principal executive officer)		JOSHUA M. FINE Chief Financial Officer (principal financial and accounting officer)
Date: March 30, 2020			Date: March 30, 2020

By:	/s/ C.E. Rick Strattan	By:	/s/ William S. Shanahan
	C.E. RICK STRATTAN Director		WILLIAM S. SHANAHAN Director
Date: March 30, 2020		Date: March 30, 2020

By:	/s/ Jeffrey L. Tate	By:	/s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director		F. PATRICK OSTRONIC Director
Date: March 30, 2020		Date: March 30, 2020

By:	/s/ Markus W. Sieger	By:	/s/ Randall M. Toig
	MARKUS W. SIEGER Director		RANDALL M. TOIG Director
Date: March 30, 2020		Date: March 30, 2020