Form 10-Q
period 2020-03-31
Cyclo Therapeutics, Inc.
filed 2020-05-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2020

or

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

☐ Yes ☒ No

As of April 27, 2020 the Company had outstanding 141,671,462 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$933,457	$2,783,719
Accounts receivable	168,823	143,429
Inventory, net	228,771	242,630
Current portion of mortgage note receivable	39,061	39,061
Prepaid insurance and services	174,082	137,069
Prepaid clinical expenses	553,065	612,161
Total current assets	2,097,259	3,958,069

FURNITURE AND EQUIPMENT, NET	61,055	13,546

RIGHT-TO-USE LEASE ASSET, NET	46,766	51,017

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	80,981	90,596

TOTAL ASSETS	$2,286,061	$4,113,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$16,716	$16,385
Accounts payable and accrued expenses	3,935,585	3,124,735
Total current liabilities	3,952,301	3,141,120

LONG-TERM LEASE LIABILITY	31,770	36,126

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 121,564,990 shares issued and outstanding, at March 31, 2020 and December 31, 2019	12,155	12,155
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	26,044,060	26,044,060
Accumulated deficit	(27,754,225)	(25,120,233)
Total stockholders' equity (deficit)	(1,698,010)	935,982

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,286,061	$4,113,228

 See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

REVENUES
Product sales	$325,734	$220,826

EXPENSES
Personnel	469,705	409,999
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	26,433	20,550
Research and development	2,059,606	1,342,763
Repairs and maintenance	1,802	1,684
Professional fees	219,536	214,975
Office and other	178,362	102,642
Board of Director fees and costs	7,349	33,085
Depreciation	3,118	1,484
Freight and shipping	1,863	1,434
Total operating expenses	2,967,774	2,128,616

LOSS FROM OPERATIONS	(2,642,040)	(1,907,790)

OTHER INCOME
Investment and other	8,048	3,624

LOSS BEFORE INCOME TAXES	(2,633,992)	(1,904,166)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,633,992)	$(1,904,166)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	121,086,101	90,759,324

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2019	121,564,990	$12,155	$26,044,060	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	$121,564,990	$12,155	$26,044,060	$(27,754,225)	$(1,698,010)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	90,759,324	$9,075	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	$9,075	$18,701,211	$-	$(19,491,866)	$(781,580)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,633,992)	$(1,904,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,118	1,484
Accrued stock compensation to employees	2,470	7,300
Accrued stock compensation to non-employees	4,750	24,090
Increase or decrease in:
Accounts receivable	(25,394)	5,248
Inventory	13,859	3,278
Prepaid clinical expenses	59,096	-
Prepaid insurance and services	(37,013)	-
Other current assets	(9,615)	(28,716)
Other	226	460
Accounts payable and accrued expenses	803,630	665,789
Total adjustments	824,742	678,933

NET CASH USED IN OPERATING ACTIVITIES	(1,809,250)	(1,225,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(50,627)	(1,324)
Proceeds from mortgage note receivable	9,615	9,216

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,012)	7,892

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of stock subscription receivable	-	130,062
Other	-	(15,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	115,062

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,850,262)	(1,102,279)

CASH AND CASH EQUIVALENTS, beginning of period	2,783,719	2,217,412

CASH AND CASH EQUIVALENTS, end of period	$933,457	$1,115,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$-	64,231

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

 The information presented herein as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS–– The Company was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, with initial results expected in the second quarter of 2020. We have also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study. Additionally, in February 2020 the Company had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date.

In addition, we are exploring the use of cyclodextrins in the treatment of Alzheimer's disease, and in October 2019 entered into an agreement with a Contract Research Organization to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of this disease.

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and these notes, have been prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at March 31, 2020 and December 31, 2019.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,900 at March 31, 2020 and December 31, 2019, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be material different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

(i) REVENUE RECOGNITION––Under the revenue standards of ASC 606, revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Product revenues
In the U.S. we sell our products to the end user or wholesale distributors. In other countries, we sell our products primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients. All sales are denominated in U.S. Dollars.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 63,321,294 common shares and 32,192,294 common shares were antidilutive for the three months ended March 31, 2020 and 2019, respectively.

(o) STOCK BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants.  In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter.

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

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at March 31, 2020 or December 31, 2019.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At March 31, 2020 and December 31, 2019, the carrying value of the mortgage note receivable approximates fair value.

(q) LIQUIDITY AND GOING CONCERN––For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company incurred net losses of $2,634,000 and $7,533,000, respectively. The Company has an accumulated deficit of approximately $27,754,000 at March 31, 2020. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For the three months ended March 31, 2020, our operations used approximately $1,809,000 in cash. This cash was provided primarily by cash on hand. At March 31, 2020, the Company had a cash balance of approximately $933,000 and current liabilities exceeded current liabilities by $1,855,000. The Company received $2,000,000 in April, 2020 from a private placement of its securities. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

Our consolidated financial statements for the three months ended March 31, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles and clarifying a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for years beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

(t) UNCERTAINTY–– The recent outbreak of the COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Revenues by product are summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
Trappsol® Cyclo™	$30,096	$30,096
Trappsol® HPB	214,962	70,867
Trappsol® Fine Chemical	78,109	65,852
Aquaplex®	-	52,560
Other	2,567	1,451
Total revenues	$325,734	$220,826

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(2) REVENUES: (CONTINUED)

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2020 and year ended December 31, 2019 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales are to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended March 31, 2020 and 2019, four major customers accounted for 70% and 76% of total revenues, respectively.

Substantially all inventory purchases were from three vendors in 2020 and 2019. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the three months ended March 31, 2020, the product mix of our revenues consisted of 9% biopharmaceutical and 91% basic natural and chemically modified cyclodextrins. For the three months ended March 31, 2019 the product mix of our revenues consisted of 14% biopharmaceuticals, 62% basic natural and chemically modified cyclodextrins, and 24% cyclodextrin complexes.

(4) MORTGAGE NOTE RECEIVABLE

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

(5) EQUITY TRANSACTIONS:

The Company expensed $7,220 and $31,390 in employee and board member stock compensation for the three months ended March 31, 2020 and 2019, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(5) EQUITY TRANSACTIONS: (CONTINUED)

As of March 31, 2020, the Company had warrants outstanding to purchase 63,321,294 shares of common stock at exercise prices of $0.25 - $1.00 per share that expire at various dates through 2025. In addition, there are seven-year warrants outstanding at March 31, 2020 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

In April 2020, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management. Investors purchased a total of 20 million shares of common stock at a price per share of $0.10.

(6) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2020 and 2019, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(7) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s  2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 6,843,750 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2020, we had awarded 450,000 shares of common stock as awards under the Incentive Plan, with 6,393,750 shares of common stock remaining available for future awards under the Incentive Plan.

(8) LEASES:

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(8) LEASES: (CONTINUED)

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

Operating lease assets are recorded net of accumulated amortization of $21,256 as of March 31, 2020. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the three months ended March 31, 2020 and 2019 was $4,251.

(9) SUBSEQUENT EVENTS:

$2 Million Private Placement of Common Stock

On April 24, 2020, the Company completed a private placement of common stock to a group of accredited investors that included several directors of the Company and members of management (the “Private Placement”). Investors in the Private Placement purchased a total of 20 million shares of common stock at a price of $0.10 per share, resulting in gross proceeds to the Company of $2,000,000.

Pursuant to terms of the Placement Agency Agreement between the Company and ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), entered into in connection with Company’s May 2019 private placement (the “May Placement”), the Company paid ThinkEquity (i) a cash fee in the amount of $29,637, representing 8% of the gross proceeds in the Private Placement received from investors that were first introduced to the Company by ThinkEquity in connection with the May Placement, and (ii) a warrant to purchase 222,282 shares of Common Stock, representing 6% of the shares of Common Stock purchased by such investors in the Private Placement, at an exercise price of $0.11 per share (110% of the price per share paid by investors in the Private Placement).

PPP Loan

On May 4, 2020, the Company’s wholly-owned subsidiary Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The loan matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 4, 2020. Under the Paycheck Protection Program, the loan may be partially or wholly forgiven if the loan is used to fund certain qualifying expenses as described in the CARES Act.  In connection with the loan, the Company has certified that it will use the loan proceeds for qualifying expenses in accordance with the terms of the CARES Act. The Company intends to apply for forgiveness of the loan in accordance with the Act, although there can be no guarantee that the Company will be successful in obtaining such loan forgiveness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2019.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

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

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™.  Management believes the feedback from the FDA’s staff at the meeting was positive.  A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe.

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

Liquidity and Capital Resources

Our cash decreased to approximately $933,000 as of March 31, 2020, compared to $2,784,000 as of December 31, 2019. Our current assets less current liabilities were $(1,855,000) as of March 31, 2020, compared to $817,000 at December 31, 2019. Cash used in operations was $1,809,000 for the three months ended March 31, 2020, compared to $1,225,000 for the same period in 2019. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

The Company raised $2,000,000 in April 2020 from the sale of securities in a private placement.  We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.  We also borrowed $158,524 under the Paycheck Protection Program in May 2020, and plan to use the loan proceeds for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act, although there can be no assurance that we will be successful in obtaining such loan forgiveness.

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

Our consolidated financial statements for the three months ended March 31, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last six fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We have no off-balance sheet arrangements at March 31, 2020.

Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

We reported a net loss of $(2,634,000) for the three months ended March 31, 2020, compared to net loss of $(1,904,000) for the three months ended March 31, 2019.

Total revenues for the three month period ended March 31, 2020 increased 48% to $326,000 compared to $221,000 for the same period in 2019. Our change in the mix of our product sales for the three months ended March 31, 2020 and 2019 is as follows:

Trappsol® Cyclo

Our sales of Trappsol® Cyclo™ remained consistent at $30,000 for the three month periods ended March 31, 2020, and 2019.  Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2020 and 2019 were to a particular customer who exports the drug to South America. Our annual 2019 sales to this customer were $104,000 (100% of total 2019 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 200% for the three month period ended March 31, 2020, to $215,000 from $71,000 for the three months ended March 31, 2019.

Trappsol® other products

Our sales of other Trappsol® products increased for the three month period ended March 31, 2020, to $78,000 from $66,000 for the three months ended March 31, 2019.

Aquaplex®

We had no sales of Aquaplex® during the three months ended March 31, 2020 compared to $53,000 for the three months ended March 31, 2019.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2020, our four largest customers accounted for 70% of our sales; the largest accounted for 28% of sales. During the three months ended March 31, 2019, our four largest customers accounted for 76% of our sales; the largest accounted for 22% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2020 increased 29% to $26,000 from $21,000 for the same period in 2019. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 8% and 9% for the three months ended March 31, 2020 and 2019, respectively. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2019, or the first quarter of 2020.

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

Personnel expenses increased by 15%, to $470,000 for the three months ended March 31, 2020 from $410,000 for the three months ended March 31, 2019. The increase in personnel expense is due to additional personnel added during the middle of 2019. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 53% to $2,060,000 for the three months ended March 31, 2020, from $1,343,000 for the three months ended March 31, 2019. Research and development expenses as a percentage of our total operating expenses increased to 69% for the three months ended March 31, 2020 from 63% for the three months ended March 31, 2019. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees increased 2% to $220,000 for the three months ended March 31, 2020, compared to $215,000 for the three months ended March 31, 2019. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 74% to $178,000 for the three months ended March 31, 2020, compared to $103,000 for the three months ended March 31, 2019. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs decreased to $7,000 for the three months ended March 31, 2020, compared to $33,000 for the three months ended March 31, 2019. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2020, and 2019, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2019.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CYCLO THERAPEUTICS, INC.

Date: May 15, 2020	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: May 15, 2020	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)