Form 10-Q
period 2020-06-30
Cyclo Therapeutics, Inc.
filed 2020-08-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2020

or

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

☐ Yes  ☒ No

As of August 14, 2020 the Company had outstanding 141,671,462 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,008,355	$2,783,719
Accounts receivable	161,233	143,429
Inventory, net	216,609	242,630
Current portion of mortgage note receivable	39,061	39,061
Prepaid insurance and services	71,151	137,069
Prepaid clinical expenses	591,676	612,161
Total current assets	2,088,085	3,958,069

FURNITURE AND EQUIPMENT, NET	60,437	13,546

RIGHT-TO-USE LEASE ASSET, NET	42,515	51,017

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	71,264	90,596

TOTAL ASSETS	$2,262,301	$4,113,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$16,968	$16,385
Current portion of long-term debt	60,879	-
Accounts payable and accrued expenses	3,979,395	3,124,735
Total current liabilities	4,057,242	3,141,120

LONG-TERM LIABILITIES
Long-term lease liability, less current portion	27,453	36,126
Long-term debt, less current portion	97,645	-
Total long-term liabilities	125,098	36,126

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 141,671,462 and 121,564,990 shares issued and outstanding, at June 30, 2020 and December 31, 2019	14,155	12,155
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	28,012,423	26,044,060
Accumulated deficit	(29,946,617)	(25,120,233)
Total stockholders' equity (deficit)	(1,920,039)	935,982

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,262,301	$4,113,228

 See accompanying Notes to Consolidated Financial Statements

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES
Product sales	$209,594	$273,095	$535,328	$493,921

EXPENSES
Personnel	433,628	311,077	903,333	721,076
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	12,947	16,309	39,380	36,859
Research and development	1,713,435	786,811	3,773,041	2,129,574
Repairs and maintenance	1,311	1,299	3,113	2,983
Professional fees	143,427	246,276	362,963	461,251
Office and other	79,823	247,495	258,185	350,137
Board of Director fees and costs	21,367	31,611	28,716	64,696
Depreciation	3,118	1,485	6,236	2,969
Freight and shipping	1,169	1,016	3,032	2,450
Bad debt expense	1,272	-	1,272	-
Total operating expenses	2,411,497	1,643,379	5,379,271	3,771,995

LOSS FROM OPERATIONS	(2,201,903)	(1,370,284)	(4,843,943)	(3,278,074)

OTHER INCOME
Investment and other income	9,511	2,273	17,559	5,897

LOSS BEFORE INCOME TAXES	(2,192,392)	(1,368,011)	(4,826,384)	(3,272,177)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,192,392)	$(1,368,011)	$(4,826,384)	$(3,272,177)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.01)	$(.04)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	136,676,101	101,013,435	129,120,546	95,886,380

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2019	121,564,990	$12,155	$26,044,060	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	121,564,990	12,155	26,044,060	(27,754,225)	(1,698,010)

Sale of common stock, net of issuance fees	20,000,000	2,000	1,968,363	-	1,970,363

Net loss	-	-	-	(2,192,392)	(2,192,392)

Balance, June 30, 2020	141,564,990	$14,155	$28,012,423	$(29,946,617)	$(1,920,039)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2018	90,759,324	$9,075	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	9,075	18,701,211	-	(19,491,866)	(781,580)

Sale of common stock, net of issuance fees	29,770,000	2,977	6,986,623	-	-	6,989,600

Net loss	-	-	-	-	(1,368,011)	(1,368,011)

Balance, June 30, 2019	120,529,324	$12,052	$25,687,834	$-	$(20,859,877)	$4,840,009

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,826,384)	$(3,272,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,236	2,969
Accrued stock compensation to employees	4,810	13,100
Accrued stock compensation to non-employees	9,250	54,830
Increase or decrease in:
Accounts receivable	(17,804)	(74,066)
Inventory	26,021	18,947
Prepaid clinical expenses	20,485	(178,200)
Prepaid insurance and services	65,918	(10,304)
Other	412	864
Accounts payable and accrued expenses	840,600	697,370
Total adjustments	955,928	525,510

NET CASH USED IN OPERATING ACTIVITIES	(3,870,456)	(2,746,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(53,127)	(1,324)
Proceeds from mortgage note receivable	19,332	18,530

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,795)	17,206

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	158,524	-
Collection of stock subscription receivable	-	130,062
Net proceeds from sale of common and preferred stock and warrants, net of issue costs	1,970,363	6,989,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,128,887	7,119,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,775,364)	4,390,201

CASH AND CASH EQUIVALENTS, beginning of period	2,783,719	2,217,412

CASH AND CASH EQUIVALENTS, end of period	$1,008,355	$6,607,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$-	$60,383

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

The information presented herein as of June 30, 2020 and for the six months ended June 30, 2020 and 2019 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS–– The Company was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business. We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in May 2020 the Company announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study. In May of 2020 the Company announced interim results of this study showing a favorable safety and tolerability profile for Trappsol® Cyclo™ as well as encouraging signals in efficacy for all dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg) evaluated in this study. Additionally, in February 2020 the Company had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at June 30, 2020 and December 31, 2019.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,922 at June 30, 2020 and December 31, 2019, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

Product revenues
In the U.S. and selected countries we sell our products to the end user or wholesale distributors. In other countries, we also sell our products to wholesale distributors and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the carrier. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.  We treat shipping and handling costs performed after a customer obtains control of the product as a fulfillment cost. We have identified one performance obligation in our contracts with customers which is the delivery of product to our customers.  The transaction price is recognized in full when we deliver the product to our customer, which is the point at which we have satisfied our performance obligation.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 65,311,724 common shares were antidilutive for the three and six months ended June 30, 2020 and 2019.

(o) STOCK BASED COMPENSATION–– The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at June 30, 2020 or December 31, 2019.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At June 30, 2020 and December 31, 2019, the carrying value of the mortgage note receivable approximates fair value.

(q) LIQUIDITY AND GOING CONCERN––For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company incurred net losses of $4,826,000 and $7,533,000, respectively. The Company has an accumulated deficit of approximately $29,946,000 at June 30, 2020. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For the six months ended June 30, 2020, our operations used approximately $3,870,000 in cash. This cash was provided primarily by cash on hand and a private placement of our securities. At June 30, 2020, the Company had a cash balance of approximately $1,008,000 and current liabilities exceeded current assets by $1,969,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

Our consolidated financial statements for the three and six months ended June 30, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last five fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(r) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the consolidated financial statements and accompanying notes.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

The Company’s most significant estimate relates to inventory obsolescence. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS–– In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

(t) UNCERTAINTY–– The recent outbreak of the COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted. See also Note 9.

(2) REVENUES:

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative cyclodextrin-based products for the treatment of people with serious and life threatening rare diseases and medical conditions. However, substantially all of the Company’s revenues are derived from the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs. Currently, a small portion of the Company’s revenues are also generated by sales of Trappsol® Cyclo™ to South America (Brazil) for the treatment of NPC patients.

The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties.

Revenues by product are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trappsol® Cyclo™	$-	$-	$30,096	$25,971
Trappsol® HPB	151,188	135,878	366,150	206,746
Trappsol® Fine Chemical	55,631	39,100	133,740	104,952
Aquaplex®	928	97,130	928	149,690
Other	1,847	987	4,414	6,562
Total revenues	$209,594	$273,095	$535,328	$493,921

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(2) REVENUES: (CONTINUED)

Substantially all of our sales of Trappsol® Cyclo™ for the six months ended June 30, 2020 and year ended December 31, 2019 were to a single customer who exports the drug to South America. All of our Aquaplex® sales for the six months ended June 30, 2020 and year ended December 31, 2019 were to three customers.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the six months ended June 30, 2020 two major customers accounted for 60% of total revenues. For the six months ended June 30, 2019, four major customers accounted for 65% of total revenues.

Substantially all inventory purchases were from three vendors in 2020 and 2019. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the six months ended June 30, 2020, the product mix of our revenues consisted of 6% biopharmaceutical and 94% basic natural and chemically modified cyclodextrins. For the six months ended June 30, 2019 the product mix of our revenues consisted of 6% biopharmaceuticals, 63% basic natural and chemically modified cyclodextrins, and 30% cyclodextrin complexes.

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

(5) EQUITY TRANSACTIONS:

The Company expensed $6,840 and $14,060 in employee and board member stock compensation for the three and six months ended June 30, 2020. The Company expensed $36,540 and $67,930 in employee and board member stock compensation for the three and six months ended June 30, 2019. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations.

On May 31, 2019, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management. Investors in the private placement purchased a total of 29,770,000 units at a price per unit of $0.25, each unit consisting of one share of common stock and one warrant to purchase a share of common stock, resulting in gross proceeds to the Company of $7,442,500, before deducting placement agent fees and offering expenses of $452,900 resulting in net cash proceeds of $6,989,600. The warrants are exercisable immediately upon issuance at an exercise price of $0.30 per share and expire on the 66th month anniversary of the issuance date.  The Company paid a cash fee to its placement agent of $452,900 and issued warrants to the placement agent and its designees to purchase an aggregate of 1,359,000 shares of common stock with the same terms as the warrants issued to the investors.  The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the outstanding common stock and the shares of common stock underlying the warrants and the warrants issued to the placement agent, which was declared effective on July 12, 2019. In addition, the Company’s directors and officers entered into Lock-Up Agreements at the closing under which they have agreed not to sell any of their securities of the Company until the earliest of (i) 270 days after the effective date of the Registration Statement, (ii) 365 days after the closing, and (iii) 120 days after the listing of Company’s common stock on a national securities exchange.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(5) EQUITY TRANSACTIONS: (CONTINUED)

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

As of June 30, 2020, the Company had warrants outstanding to purchase 63,543,576 shares of common stock at exercise prices of $0.11 - $1.00 per share that expire at various dates through 2025. In addition, there are seven-year warrants outstanding at June 30, 2020 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

(6) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2020 and 2019, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(7) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 6,843,750 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2020, we had awarded 450,000 shares of common stock as awards under the Incentive Plan, with 6,393,750 shares of common stock remaining available for future awards under the Incentive Plan.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(8) LEASES: (CONTINUED)

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

Operating lease assets are recorded net of accumulated amortization of $25,507 as of June 30, 2020. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the six months ended June 30, 2020 and 2019 was $8,929 and $11,376.

(9) NOTE PAYABLE:

On May 4, 2020, the Company’s wholly-owned subsidiary Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loan matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 4, 2020. Under the Paycheck Protection Program, the loan may be partially or wholly forgiven if the loan is used to fund certain qualifying expenses as described in the CARES Act. The Company intends to use all of the loan proceeds for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. Maturities of this note payable over the term of this note and in the aggregate are as follows:

Year Ending December 31,	Amount
2020	$7,994
2021	$106,035
2022	$44,495
Total	$158,524

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

Overview

We are a biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which describes our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study will evaluate the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo ™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in May 2020 the Company announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The European Phase I/II study will evaluate the safety of Trappsol® Cyclo™ along with a range of clinical outcomes, including neurologic, hepatic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study. In May of 2020 the Company announced interim results of this study showing a favorable safety and tolerability profile for Trappsol® Cyclo™ as well as encouraging signals in efficacy for all dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg) evaluated in this study.

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

Trappsol® Cyclo™

At the end of 2009, we provided Trappsol® Cyclo™ (our first generation product) to a customer for compassionate use as an Investigational New Drug to treat a set of twins in the U.S. who were diagnosed NPC, also known as Childhood Alzheimer’s. NPC is a fatal disease caused by a genetic defect that prevents proper handling of cholesterol in the body’s cells. The patient’s treatment with our Trappsol® Cyclo™ product proved to provide an ameliorative benefit. On May 17, 2010, the FDA granted orphan drug status for Trappsol® Cyclo™ for the treatment of NPC. Trappsol® Cyclo™ (first generation and second generation product) has been administered to more than 20 NPC patients in compassionate use programs around the world, including in the U.S., Brazil and Spain. In 2014, we completed validation of the proprietary Trappsol® Cyclo™ manufacturing process and submitted a Type II Drug Master File to the FDA. In 2015, we established an International Clinical Program that includes a team of experienced drug development companies and individuals. Our second generation proprietary formulation of Trappsol® Cyclo™ in liquid form is in clinical trials. We hold Orphan Drug Designation for Trappsol® Cyclo™ in both the U.S. and Europe.

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

As most of our customers use our cyclodextrin products in their research and development activities, the timing, product mix, and volume of their orders from us are unpredictable. We also have two large customers (each of whom has historically purchased from us annually and, depending upon the year, may account for greater than 10% of our annual revenues) who have a significant effect on our revenues when they increase or decrease their research and development activities that use cyclodextrins. We keep in constant contact with these customers as to their cyclodextrin needs so we can maintain the proper inventory composition and quantity in anticipation of their needs. The sales to large customers and the product mix and volume of products sold has a significant effect on our revenues and product margins. These factors contribute to our revenue volatility from quarter to quarter and year to year.

Liquidity and Capital Resources

Our cash decreased to approximately $1,008,000 as of June 30, 2020, compared to $2,784,000 as of December 31, 2019. Our current assets less current liabilities were $(1,969,000) as of June 30, 2020, compared to $817,000 at December 31, 2019. Cash used in operations was $3,870,000 for the six months ended June 30, 2020, compared to $2,747,000 for the same period in 2019. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

The Company raised $2,000,000 in April 2020 from the sale of securities in a private placement. We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.  We also borrowed $158,524 under the Paycheck Protection Program in May 2020, and plan to use the loan proceeds for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

The Company has continued to realize losses from operations. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. While we presently lack sufficient cash to meet our anticipated operating costs and capital expenditure requirements through July 2021, we expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives. Our need for additional capital as described above raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our consolidated financial statements for the three and six months ended June 30, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last six fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We have no off-balance sheet arrangements at June 30, 2020.

Results of Operations - Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

We reported net losses of $(2,192,000) and $(4,826,000) for the three and six months ended June 30, 2020, respectively, compared to net losses of $(1,368,000) and $(3,272,000) for the three and six months ended June 30, 2019, respectively.

Total revenues for the three month period ended June 30, 2020 decreased 23% to $210,000 compared to $273,000 for the same period in 2019. Total revenues for the six month period ended June 30, 2020 increased 8% to $535,000 compared to $494,000 for the same period in 2019. Our change in the mix of our product sales for the three and six months ended June 30, 2020 and 2019 is as follows:

Trappsol® Cyclo

There were no sales of Trappsol® Cyclo™ for the three month periods ended June 30, 2020 and 2019. Our sales of Trappsol® Cyclo™ increased by 15% for the six month period ended June 30, 2020, to $30,000 from $26,000 for the six month period ended June 30, 2019.  Substantially all of our sales of Trappsol® Cyclo™ for the six months ended June 30, 2020 and 2019 were to a particular customer who exports the drug to South America. Our annual 2019 sales to this customer were $104,000 (100% of total 2019 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 11% for the three month period ended June 30, 2020, to $151,000 from $136,000 for the three months ended June 30, 2019. Our sales of Trappsol® HPB increased by 77% for the six month period ended June 30, 2020, to $366,000 from $207,000 for the six months ended June 30, 2019.

Trappsol® other products

Our sales of other Trappsol® products increased for the three month period ended June 30, 2020, to $56,000 from $39,000 for the three months ended June 30, 2019. Our sales of other Trappsol® products increased for the six month period ended June 30, 2020, to $134,000 from $105,000 for the six months ended June 30, 2019.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2020 were $1,000 compared to $97,000 for the three month period ended June 30, 2019. Our sales of Aquaplex® were $1,000 for the six month period ended June 30, 2020 compared to $150,000 for the six month period ended June 30, 2019.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2020, our two largest customers accounted for 60% of our sales; the largest accounted for 42% of sales. During the six months ended June 30, 2019, our four largest customers accounted for 65% of our sales; the largest accounted for 28% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2020 increased 5% to $39,000 from $37,000 for the same period in 2019. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2020 decreased 19% to $13,000 from $16,000 for the same period in 2019. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 7% for the six months ended June 30, 2020 and 2019. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2019, or the first six months of 2020.

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

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and Yuan may from time to time have an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar.  There were no purchases of inventory from Hungary during the six months ended June 30, 2020.  The cost of shipping from outside the U.S. also has a significant effect on our inventory acquisition costs. In addition, unpredictable changes in United States import tariffs also impacts our costs for raw materials. When we experience short-term increases in currency fluctuation, tariff increases, or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins.  Therefore, our margins on these sales may decline.

Personnel expenses increased by 40%, to $434,000 for the three months ended June 30, 2020 from $311,000 for the three months ended June 30, 2019. Personnel expenses increased by 25%, to $903,000 for the six months ended June 30, 2020 from $721,000 for the six months ended June 30, 2019. The increase in personnel expense is due to additional personnel added during the middle of 2019. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 118% to $1,713,000 for the three months ended June 30, 2020, from $787,000 for the three months ended June 30, 2019. Research and development expenses increased 77% to $3,773,000 for the six months ended June 30, 2020, from $2,130,000 for the six months ended June 30, 2019. Research and development expenses as a percentage of our total operating expenses increased to 70% for the six months ended June 30, 2020 from 56% for the six months ended June 30, 2019. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees decreased 42% to $143,000 for the three months ended June 30, 2020, compared to $246,000 for the three months ended June 30, 2019. Professional fees decreased 21% to $363,000 for the six months ended June 30, 2020, compared to $461,000 for the six months ended June 30, 2019. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 68% to $80,000 for the three months ended June 30, 2020, compared to $247,000 for the three months ended June 30, 2019. Office and other expenses decreased 26% to $258,000 for the six months ended June 30, 2020, compared to $350,000 for the six months ended June 30, 2019. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs decreased to $21,000 for the three months ended June 30, 2020, compared to $32,000 for the three months ended June 30, 2019. Board of Directors fees and costs decreased to $29,000 for the six months ended June 30, 2020, compared to $65,000 for the six months ended June 30, 2019. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses. The reduction in Board of Directors fees and costs for the three and six months ended June 30, 2020 compared to the same periods in the prior year was due to a decrease in the market price of the Company’s common stock.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the six months ended June 30, 2020, and 2019, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended June 30, 2020.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CYCLO THERAPEUTICS, INC.

Date: August 14, 2020	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: August 14, 2020	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)