Form 10-Q
period 2020-09-30
Cyclo Therapeutics, Inc.
filed 2020-11-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission file number: 0-25466

CYCLO THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3029743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6714 NW 16th Street, Suite B, Gainesville, Florida	32653
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 386-418-8060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

☐ Yes ☒ No

As of November 13, 2020 the Company had outstanding 169,982,602 shares of its common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,237,624	$2,783,719
Accounts receivable	85,504	143,429
Inventory, net	421,324	242,630
Current portion of mortgage note receivable	39,061	39,061
Prepaid insurance and services	84,082	137,069
Prepaid clinical expenses	1,104,445	612,161
Total current assets	3,972,040	3,958,069

FURNITURE AND EQUIPMENT, NET	57,320	13,546

RIGHT-TO-USE LEASE ASSET, NET	38,348	51,017

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	64,728	90,596

TOTAL ASSETS	$4,132,436	$4,113,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$14,378	$16,385
Current portion of long-term debt	87,421	-
Accounts payable and accrued expenses	4,458,191	3,124,735
Total current liabilities	4,559,990	3,141,120

LONG-TERM LIABILITIES
Long-term lease liability, less current portion	25,876	36,126
Long-term debt, less current portion	71,103	-
Total long-term liabilities	96,979	36,126

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 169,876,130 and 121,564,990 shares issued and outstanding, at September 30, 2020 and December 31, 2019	16,987	12,155
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized		-
Additional paid-in capital	30,840,706	26,044,060
Accumulated deficit	(31,382,226)	(25,120,233)
Total stockholders' equity (deficit)	(524,533)	935,982

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,132,436	$4,113,228

 See accompanying Notes to Consolidated Financial Statements

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES
Product sales	$222,462	$285,914	$757,790	$779,835

EXPENSES
Personnel	424,823	520,666	1,328,156	1,241,742
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	11,578	25,971	50,958	62,830
Research and development	1,086,753	941,539	4,859,794	3,071,113
Repairs and maintenance	1,408	1,232	4,521	4,215
Professional fees	72,319	151,749	435,282	613,000
Office and other	48,202	233,555	306,387	583,692
Board of Director fees and costs	9,718	37,008	38,434	101,704
Depreciation	3,117	1,292	9,353	4,261
Freight and shipping	543	1,527	3,575	3,977
Bad debt expense	-	-	1,272	-
Total operating expenses	1,658,461	1,914,539	7,037,732	5,686,534

LOSS FROM OPERATIONS	(1,435,999)	(1,628,625)	(6,279,942)	(4,906,699)

OTHER INCOME
Investment and other income	390	3,284	17,949	9,181

LOSS BEFORE INCOME TAXES	(1,435,609)	(1,625,341)	(6,261,993)	(4,897,518)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,435,609)	$(1,625,341)	$(6,261,993)	$(4,897,518)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.01)	$(0.04)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	151,945,741	121,086,101	144,310,921	104,286,287

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2019	121,564,990	$12,155	$26,044,060	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	121,564,990	12,155	26,044,060	(27,754,225)	(1,698,010)

Sale of common stock, net of issuance fees	20,000,000	2,000	1,968,363	-	1,970,363

Net loss	-	-	-	(2,192,392)	(2,192,392)

Balance, June 30, 2020	141,564,990	14,155	28,012,423	(29,946,617)	(1,920,039)

Sale of common stock, net of issuance fees	28,311,140	2,832	2,828,283	-	2,831,115

Net loss	-	-	-	(1,435,609)	(1,435,609)

Balance, September 30, 2020	169,876,130	$16,987	$30,840,706	$(31,382,226)	$(524,533)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	90,759,324	$9,075	$18,701,211	$(130,062)	$(17,587,700)	$992,524

Collection of subscription receivable	-	-	-	130,062	-	130,062

Net loss	-	-	-	-	(1,904,166)	(1,904,166)

Balance, March 31, 2019	90,759,324	9,075	18,701,211	-	(19,491,866)	(781,580)

Sale of common stock, net of issuance fees	29,770,000	2,977	6,986,623	-	-	6,989,600

Net loss	-	-	-	-	(1,368,011)	(1,368,011)

Balance, June 30, 2019	120,529,324	12,052	25,687,834	-	(20,859,877)	4,840,009

Issuance of shares of stock based compensation	585,666	58	268,521	-	-	268,579

Net loss	-	-	-	-	(1,625,341)	(1,625,341)

Balance, September 30, 2019	121,114,990	$12,110	$25,956,355	$-	$(22,485,218)	$3,483,247

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,261,993)	$(4,897,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,353	4,261
Accrued stock compensation to employees	6,630	104,100
Accrued stock compensation to non-employees	12,750	55,280
Increase or decrease in:
Accounts receivable	57,925	44,302
Inventory	(178,694)	32,420
Prepaid clinical expenses	(492,284)	(217,395)
Prepaid insurance and services	52,987	(2,519)
Other	412	1,208
Accounts payable and accrued expenses	1,314,076	506,383
Total adjustments	783,155	528,040

NET CASH USED IN OPERATING ACTIVITIES	(5,478,838)	(4,369,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(53,127)	(1,324)
Proceeds from mortgage note receivable	25,868	27,943

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27,259)	26,619

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	158,524	-
Collection of stock subscription receivable	-	130,062
Net proceeds from sale of common stock and warrants, net of issue costs	4,801,478	6,989,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,960,002	7,119,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(546,095)	2,776,803

CASH AND CASH EQUIVALENTS, beginning of period	2,783,719	2,217,412

CASH AND CASH EQUIVALENTS, end of period	$2,237,624	$4,994,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$224	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalization of right-to-use asset and lease liability	$-	$56,476

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

The information presented herein as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) that affect the accompanying consolidated financial statements:

(a) ORGANIZATION AND OPERATIONS––The Company was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business, and in November 2020 we reincorporated from the State of Florida to the State of Nevada. (See also Note 10.) We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We have filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”), a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. The FDA approved our Investigational New Drug application (IND) which describes our Phase I clinical plans in the U.S. for Trappsol® Cyclo™ and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC.  Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in May 2020 the Company announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We also filed Clinical Trial Applications with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The first patient was dosed in this study in July 2017, and in February 2020, the Company announced completion of enrollment of 12 patients in this study. In May of 2020 the Company announced interim results of this study showing a favorable safety and tolerability profile for Trappsol® Cyclo™ as well as encouraging signals in efficacy for all dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg) evaluated in this study. Additionally, in February 2020 the Company had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date, and in October 2020, the FDA notified us that we may proceed with the Phase III clinical trial.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at September 30, 2020 and December 31, 2019.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,922 at September 30, 2020 and December 31, 2019, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 93,622,864 common shares were antidilutive for the three and nine months ended September 30, 2020 and 2019.

(o) STOCK BASED COMPENSATION–– The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at September 30, 2020 or December 31, 2019.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At September 30, 2020 and December 31, 2019, the carrying value of the mortgage note receivable approximates fair value.

(q) LIQUIDITY AND GOING CONCERN––For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company incurred net losses of approximately $6,262,000 and $7,533,000, respectively. The Company has an accumulated deficit of approximately $31,382,000 at September 30, 2020. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For the nine months ended September 30, 2020, our operations used approximately $5,479,000 in cash. This cash was provided primarily by cash on hand and two private placements of our securities. At September 30, 2020, the Company had a cash balance of approximately $2,238,000 and current liabilities exceeded current assets by approximately $588,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

Our consolidated financial statements for the three and nine months ended September 30, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

On September 29, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to raise capital through the offer and sale of units consisting of shares of our common stock and warrants to purchase additional shares of common stock in a firm commitment underwriting to be conducted by Maxim Capital Group, Inc. However, there can be no assurance that we will be successful in completing the offering. The securities to be sold in the offering may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

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

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

(t) UNCERTAINTY––The recent outbreak of the COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted. See also Note 9.

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

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(2) REVENUES: (CONTINUED)

Revenues by product are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Trappsol® Cyclo™	$-	$73,500	$30,096	$103,596
Trappsol® HPB	92,384	152,784	458,934	359,530
Trappsol® Fine Chemical	127,963	57,620	261,300	162,572
Aquaplex®	-	-	928	149,690
Other	2,115	2,010	6,532	4,447
Total revenues	$222,462	$285,914	$757,790	$779,835

Substantially all of our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2020 and year ended December 31, 2019 were to a single customer who exports the drug to South America. All of our Aquaplex® sales for the nine months ended September 30, 2020 and year ended December 31, 2019 were to three customers.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the nine months ended September 30, 2020 three major customers accounted for 66% of total revenues. For the nine months ended September 30, 2019, five major customers accounted for 75% of total revenues.

Substantially all inventory purchases were from three vendors in 2020 and 2019. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the nine months ended September 30, 2020, the product mix of our revenues consisted of 4% biopharmaceuticals, 96% basic natural and chemically modified cyclodextrins. For the nine months ended September 30, 2019 the product mix of our revenues consisted of 6% biopharmaceuticals, 63% basic natural and chemically modified cyclodextrins, and 30% cyclodextrin complexes.

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

(5) EQUITY TRANSACTIONS:

The Company expensed $5,320 and $19,380 in employee and board member stock compensation for the three and nine months ended September 30, 2020. The Company expensed $97,250 and $159,380 in employee and board member stock compensation for the three and nine months ended September 30, 2019. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. This expense is then trued up at the time the shares are issued based on the trading price at the time of issuance. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(5) EQUITY TRANSACTIONS: (CONTINUED)

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

On August 27, 2020, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management. Investors in the private placement purchased a total of 28,311,140 units at a price of $0.10 per unit, resulting in gross proceeds to the Company of $2,831,114. Each unit consisted of one share of common stock and a seven-year warrant to purchase one share of common stock at an exercise price of $0.15 per share.

As of September 30, 2020, the Company had warrants outstanding to purchase 91,854,716 shares of common stock at exercise prices of $0.11 - $1.00 per share that expire at various dates through 2027. In addition, there are seven-year warrants outstanding at September 30, 2020 to purchase 480,000 Units sold in our May 2016 private placement at an exercise price of $0.25 per Unit, 164,074 Units sold in our February 2017 private placement at an exercise price of $0.35 per Unit, and 600 Units sold in our October 2017 private placement at an exercise price of $100 per Unit.

(6) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(7) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 6,843,750 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2020, we had awarded 450,000 shares of common stock as awards under the Incentive Plan, with 6,393,750 shares of common stock remaining available for future awards under the Incentive Plan.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(8) LEASES:

The Company adopted ASU 2016-02 “Leases (Topic 842)” along with related clarifications and improvements effective as of January 1, 2019, using the modified retrospective transition method. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, as the Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840, “Leases.”

Under the new guidance, right-to-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates. The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms. The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company options to extend the leases that the Company is reasonably certain to exercise.

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

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-to-use asset and a lease liability at the lease commencement date. Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842. The right-to-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index.  Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

The Company has one office lease, which is as an operating lease and included in the right-to-use asset, current portion of lease liability, and long-term lease liability captions on the Company’s consolidated balance sheet.

Operating lease assets are recorded net of accumulated amortization of $29,759 as of September 30, 2020. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the nine months ended September 30, 2020 and 2019 was $12,754 and $16,842.

CYCLO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Year Ending December 31,	Amount
2020	$7,994
2021	106,035
2022	44,495
Total	$158,524

(10) SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission, and has determined that except as set forth below, there were no such events that warrant disclosure or recognition in the financial statements.

On October 22, 2020, the Company held a special meeting of shareholders at which the Company’s shareholders approved: (i) an Agreement and Plan of Merger pursuant to which the Company would merge with and into Cyclo Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, resulting in the reincorporation of the Company from the State of Florida to the State of Nevada (the “Reincorporation”); and (ii) the adoption of Nevada articles of incorporation which would authorize the issuance of additional shares of common stock, and Nevada bylaws.

The Company effected the Reincorporation pursuant to the Agreement and Plan of Merger on November 6, 2020 by filing Articles of Merger with the Secretary of State of the State of Nevada and the Department of State of the State of Florida.

As a result of the Reincorporation, the rights of the Company’s shareholders previously governed by the Florida Business Corporation Act and the Company’s Articles of Incorporation and Bylaws in effect prior to the Reincorporation, are now governed by Chapter 78 of the Nevada Revised Statutes and the Articles of Incorporation and Bylaws filed and adopted by the Company under Nevada law.

The Reincorporation resulted in a change in the state of the Company’s incorporation from Florida to Nevada but did not result in any change in the name, business, directors, officers, management, fiscal year, accounting, location of the principal executive offices, assets or liabilities of the Company.

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

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The Phase I/II study is evaluating the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European/Israel study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial but it differs in that the study period is for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In September 2020, we released positive data from the seven patients who completed the trial, supporting the efficacy of Trappsol® Cyclo™ in treating NPC patients.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of a Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020, the FDA notified us that we may proceed with our proposed Phase III clinical trial of Trappsol® Cyclo™.

Preliminary data from our clinical studies suggest that Trappsol® Cyclo™ releases cholesterol from cells, crosses the blood-brain-barrier in individuals suffering from NPC, and results in clinical improvements in NPC patients. The full significance of these findings will be determined as part of the final analysis of both clinical trials.

On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC, which would provide us with the exclusive right to sell Trappsol® Cyclo™ for the treatment of NPC for seven years following FDA drug approval. In April 2015, we also obtained Orphan Drug Designation for Trappsol® Cyclo™ in Europe, which will provide us with 10 years of market exclusivity following regulatory approval, which period will be extended to 12 years upon acceptance by the EMA’s Pediatric Committee of our pediatric investigation plan (PIP) demonstrating that Trappsol® Cyclo™ addresses the pediatric population. On January 12, 2017, we received Fast Track Designation from the FDA, and on December 1, 2017, the FDA designated NPC a Rare Pediatric Disease and issued us a Priority Review Voucher with respect to the treatment of NPC with Trappsol® Cyclo™.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of this disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. In October 2019, we entered into an agreement with Worldwide Clinical Trials, a Contract Research Organization, to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s Disease, and we plan to present this synopsis to the FDA in early 2021.

We filed a provisional patent application for the treatment of Alzheimer’s disease with cyclodextrins with the U.S. Patent and Trademark Office in October 2018, which was amended based on additional clinical data in August 2019; and we filed a similar international patent application in October 2019 under the Patent Cooperation Treaty.

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

Liquidity and Capital Resources

Our cash decreased to approximately $2,238,000 as of September 30, 2020, compared to $2,784,000 as of December 31, 2019. Our current assets less current liabilities were $(588,000) as of September 30, 2020, compared to $817,000 at December 31, 2019. Cash used in operations was $5,479,000 for the nine months ended September 30, 2020, compared to $4,368,000 for the same period in 2019. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

We raised $2,000,000 in April 2020, and an additional $2,831,000 in August 2020, from the sale of securities in two private placements. We plan to use the proceeds of the sale of our securities primarily for the development of our Trappsol® Cyclo™ orphan drug product, including in connection with our continuing International Clinical Program and U.S. clinical trials, and other general corporate purposes.  We also borrowed $158,524 under the Paycheck Protection Program in May 2020, and plan to use the loan proceeds for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. While we currently believe our use of the loan proceeds met or will meet the conditions for forgiveness of the loan, there can be no assurance in that regard.

On September 29, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to raise capital through the offer and sale of units consisting of shares of our common stock and warrants to purchase additional shares of common stock in a firm commitment underwriting to be conducted by Maxim Capital Group, Inc. However, there can be no assurance that we will be successful in completing the offering. The securities to be sold in the offering may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

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

Our consolidated financial statements for the three and nine months ended September 30, 2020 and year ended December 31, 2019 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. We have incurred losses from operations in each of our last six fiscal years. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We have no off-balance sheet arrangements at September 30, 2020.

Results of Operations - Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

We reported net losses of $(1,436,000) and $(6,262,000) for the three and nine months ended September 30, 2020, respectively, compared to net losses of $(1,625,000) and $(4,898,000) for the three and nine months ended September 30, 2019, respectively.

Total revenues for the three month period ended September 30, 2020 decreased 23% to $222,000 compared to $286,000 for the same period in 2019. Total revenues for the nine month period ended September 30, 2020 decreased 3% to $758,000 compared to $780,000 for the same period in 2019. Our change in the mix of our product sales for the three and nine months ended September 30, 2020 and 2019 is as follows:

Trappsol® Cyclo

There were no sales of Trappsol® Cyclo™ for the three month period ended September 30, 2020 and $74,000 for the three month period ended September 30, 2019. Our sales of Trappsol® Cyclo™ decreased by 71% for the nine month period ended September 30, 2020, to $30,000 from $104,000 for the nine month period ended September 30, 2019.  Substantially all of our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2020 and 2019 were to a particular customer who exports the drug to South America. Our annual 2019 sales to this customer were $104,000 (100% of total 2019 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 40% for the three month period ended September 30, 2020, to $92,000 from $153,000 for the three months ended September 30, 2019. Our sales of Trappsol® HPB increased by 28% for the nine month period ended September 30, 2020, to $459,000 from $360,000 for the nine months ended September 30, 2019.

Trappsol® other products

Our sales of other Trappsol® products increased for the three month period ended September 30, 2020, to $128,000 from $58,000 for the three months ended September 30, 2019. Our sales of other Trappsol® products increased for the nine month period ended September 30, 2020, to $261,000 from $163,000 for the nine months ended September 30, 2019.

Aquaplex®

There were no sales of Aquaplex® for the three month periods ended September 30, 2020 and 2019. Our sales of Aquaplex® were $1,000 for the nine month period ended September 30, 2020 compared to $150,000 for the nine month period ended September 30, 2019.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2020, our three largest customers accounted for 66% of our sales; the largest accounted for 31% of sales. During the nine months ended September 30, 2019, our five largest customers accounted for 75% of our sales; the largest accounted for 18% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended September 30, 2020 decreased 19% to $51,000 from $63,000 for the same period in 2019. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended September 30, 2020 decreased 54% to $12,000 from $26,000 for the same period in 2019. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 7% for the nine months ended September 30, 2020 and 9% for the nine months ended September 30, 2019. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2019, or the first nine months of 2020.

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

As we buy inventory from foreign suppliers, the change in the value of the U.S. dollar in relation to the Euro and Yuan may from time to time have an effect on our cost of inventory. Our main supplier of specialty cyclodextrins and complexes, Cyclodextrin Research & Development Laboratory, is located in Hungary and its prices are set in Euros. The cost of our bulk inventory often changes due to fluctuations in the U.S. dollar. There were no purchases of inventory from Hungary during the nine months ended June 30, 2020. The cost of shipping from outside the U.S. also has a significant effect on our inventory acquisition costs. In addition, unpredictable changes in United States import tariffs also impacts our costs for raw materials. When we experience short-term increases in currency fluctuation, tariff increases, or supplier price increases, we are often not able to raise our prices sufficiently to maintain our historical margins. Therefore, our margins on these sales may decline.

Personnel expenses decreased by 19%, to $425,000 for the three months ended September 30, 2020 from $521,000 for the three months ended September 30, 2019. Personnel expenses increased by 7%, to $1,328,000 for the nine months ended September 30, 2020 from $1,242,000 for the nine months ended September 30, 2019. The increase in personnel expense is due to additional personnel added during the middle of 2019. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 15% to $1,087,000 for the three months ended September 30, 2020, from $942,000 for the three months ended September 30, 2019. Research and development expenses increased 58% to $4,860,000 for the nine months ended September 30, 2020, from $3,071,000 for the nine months ended September 30, 2019. Research and development expenses as a percentage of our total operating expenses increased to 69% for the nine months ended September 30, 2020 from 54% for the nine months ended September 30, 2019. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we commence our Phase III clinical trial of Trappsol® Cyclo™ and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees decreased 53% to $72,000 for the three months ended September 30, 2020, compared to $152,000 for the three months ended September 30, 2019. Professional fees decreased 29% to $435,000 for the nine months ended September 30, 2020, compared to $613,000 for the nine months ended September 30, 2019. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 80% to $48,000 for the three months ended September 30, 2020, compared to $234,000 for the three months ended September 30, 2019. Office and other expenses decreased 48% to $306,000 for the nine months ended September 30, 2020, compared to $584,000 for the nine months ended September 30, 2019. Office and other expenses include costs for travel to, and participation in, industry conferences and similar events, which vary from period to period.

Board of Directors fees and costs decreased to $10,000 for the three months ended September 30, 2020, compared to $37,000 for the three months ended September 30, 2019. Board of Directors fees and costs decreased to $38,000 for the nine months ended September 30, 2020, compared to $102,000 for the nine months ended September 30, 2019. Board of Directors fees and costs include fees (generally in the form of stock compensation) paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses. The reduction in Board of Directors fees and costs for the three and nine months ended September 30, 2020 compared to the same periods in the prior year was due to a decrease in the market price of the Company’s common stock.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the nine months ended September 30, 2020, and 2019, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in our Registration Statement on Form S-1 that we filed with the Securities and Exchange Commission on September 29, 2020.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2020).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2020).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: November 12, 2020	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)