Form 10-Q
period 2021-03-31
Cyclo Therapeutics, Inc.
filed 2021-05-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2021

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

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

☐Yes ☒ No

As of May 3, 2021 the Company had outstanding 6,358,661 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,506,718	$12,846,113
Accounts receivable	171,864	71,017
Inventory, net	257,834	237,909
Current portion of mortgage note receivable	48,304	40,772
Prepaid insurance and services	219,752	126,474
Prepaid clinical expenses	1,816,633	727,952
Total current assets	18,021,105	14,050,237

FURNITURE AND EQUIPMENT, NET	50,360	53,910

RIGHT-TO-USE LEASE ASSET, NET	30,862	34,011

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	38,942	49,806

TOTAL ASSETS	$18,141,269	$14,187,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$18,325	$17,483
Current portion of note payable	60,142	114,029
Accounts payable and accrued expenses	3,628,293	3,541,041
Total current liabilities	3,706,760	3,672,553

LONG-TERM LEASE LIABILITY
Long-term lease liability, less current portion	14,560	18,434
Long-term note payable, less current portion	98,382	44,495
Total long-term liabilities	112,942	62,929

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 10,000,000 shares authorized, 6,357,596 and 4,770,761 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	635	477
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	52,419,383	44,513,841
Accumulated deficit	(38,098,451)	(34,061,836)
Total stockholders' equity	14,321,567	10,452,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,141,269	$14,187,964

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

REVENUES
Product sales	$358,133	$325,734

EXPENSES
Personnel	559,324	469,705
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	34,596	26,433
Research and development	3,258,115	2,059,606
Repairs and maintenance	1,666	1,802
Professional fees	222,871	219,536
Office and other	313,774	178,362
Board of Director fees and costs	-	7,349
Depreciation	3,550	3,118
Freight and shipping	1,513	1,863
Total operating expenses	4,395,409	2,967,774

LOSS FROM OPERATIONS	(4,037,276)	(2,642,040)

OTHER INCOME
Investment and other income	661	8,048

LOSS BEFORE INCOME TAXES	(4,036,615)	(2,633,992)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,036,615)	$(2,633,992)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.76)	$(2.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,333,806	1,215,650

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2020	4,770,761	$477	$44,513,841	$(34,061,836)	$10,452,482

Stock issued to employees	53,938	5	271,303	-	271,308

Stock issued to nonemployees	10,000	1	50,299	-	50,300

Exercise of warrants	1,522,897	152	7,583,940	-	7,584,092

Net loss	-	-	-	(4,036,615)	(4,036,615)

Balance, March 31, 2021	6,357,596	$635	$52,419,383	$(38,098,451)	$14,321,567

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2019	1,215,650	$122	$26,056,093	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	1,215,650	$122	$26,056,093	$(27,754,225)	$(1,698,010)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,036,615)	$(2,633,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,550	3,118
Accrued stock compensation to employees	-	2,470
Accrued stock compensation to non-employees	-	4,750
Issuance of stock based compensation	50,300	-
Increase or decrease in:
Accounts receivable	(100,847)	(25,394)
Inventory	(19,925)	13,859
Prepaid clinical expenses	(1,088,681)	59,096
Prepaid insurance and services	(93,278)	(37,013)
Other current assets	-	(9,615)
Other	117	226
Accounts payable and accrued expenses	358,560	803,630
Total adjustments	(890,204)	824,742

NET CASH USED IN OPERATING ACTIVITIES	(4,926,819)	(1,809,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	-	(50,627)
Proceeds from mortgage note receivable	3,332	9,615

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,332	(41,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	7,584,092	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,584,092	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,660,605	(1,850,262)

CASH AND CASH EQUIVALENTS, beginning of period	12,846,113	2,783,719

CASH AND CASH EQUIVALENTS, end of period	$15,506,718	$933,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited.

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

In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and have incorporated the feedback into our development strategy for the filing of an IND for a Phase II program.  We intend to submit this IND to the FDA in the second half of 2021.

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and these notes, have been prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at March 31, 2021 and December 31, 2020.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,922 at March 31, 2021 and December 31, 2020, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,130,268 common shares were antidilutive for the three months ended March 31, 2021 and the year ended December 31, 2020.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at March 31, 2021 and December 31, 2020.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At March 31, 2021 and December 31, 2020, the carrying value of the mortgage note receivable approximates fair value.

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

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

Revenues by product are summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Trappsol® Cyclo™	$1,840	$30,096
Trappsol® HPB	201,348	214,962
Trappsol® Fine Chemical	142,495	78,109
Aquaplex®	11,276	-
Other	1,174	2,567
Total revenues	$358,133	$325,734

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2021 and year ended December 31, 2020 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three months ended March 31, 2021 and year ended December 31, 2020 were to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended March 31, 2021 five major customers accounted for 77% of total revenues. For the three months ended March 31, 2020, four major customers accounted for 70% of total revenues.

Substantially all inventory purchases were from three vendors in 2021 and 2020. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the three months ended March 31, 2021, the product mix of our revenues consisted of 1% biopharmaceuticals, 96% basic natural and chemically modified cyclodextrins and 3% cyclodextrin complexes. For the three months ended March 31, 2020 the product mix of our revenues consisted of 9% biopharmaceuticals and 91% basic natural and chemically modified cyclodextrins.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(5) NOTE PAYABLE:

On May 4, 2020, the Company’s wholly-owned subsidiary Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loan matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on September 5, 2021. Under the Paycheck Protection Program, the loan may be partially or wholly forgiven if the loan is used to fund certain qualifying expenses as described in the CARES Act. The Company believes it has used all of the loan proceeds for qualifying expenses, and plans to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

(6) EQUITY TRANSACTIONS:

On December 8, 2020, the Company effected a 1-for-100 reverse split of its authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 10,000,000 shares.

The Company expensed $0 and $7,220 in employee and board member stock compensation for the three months ended March 31, 2021 and 2020, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations. In 2020, the Company did not issue shares of common stock for compensation. The Company issued 53,938 shares to employees in January 2021 with a value of $271,308 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2020.

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

(Unaudited)

(6) EQUITY TRANSACTIONS: (CONTINUED)

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

Subsequent to the closing of the Public Offering through December 31, 2020, Warrants to purchase an aggregate of 197,000 shares of common stock were exercised, resulting in gross proceeds to the Company of $985,000.

In January 2021, 10,000 shares of common stock with a value of $50,300 were issued to a nonemployee for services.

In February and March 2021 warrants issued in our December 2020 Public Offering were exercised to purchase an aggregate of 1,519,984 shares of common stock, resulting in gross proceeds to the Company of $7,599,920.

In March 2021, warrants totaling 9,436 were exercised in a net share settlement. This resulted in the issuance of 2,913 shares of common stock and the expiration of 6,523 in warrants.

As of March 31, 2021, the Company had warrants outstanding to purchase 2,130,268 shares of common stock at exercise prices of $5.00 - $100.00 per share that expire at various dates through 2027. In addition, there are seven-year warrants outstanding at March 31, 2021 to purchase 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.

(7) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2021 and 2020, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2021, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

(9) SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission, and has determined that except as set forth below, there were no such events that warrant disclosure or recognition in the financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2020.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated.  The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. In October 2019, we entered into an agreement with Worldwide Clinical Trials, a Contract Research Organization, to conduct a clinical trial to evaluate the safety and efficacy of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and have incorporated the feedback into our development strategy for the filing of an IND for a Phase II program.  We intend to submit this IND to the FDA in the second half of 2021.

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

Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

We reported a net loss of approximately $4,037,000 for the three months ended March 31, 2021, compared to a net loss of approximately $2,634,000 for the three months ended March 31, 2020.

Total revenues for the three month period ended March 31, 2021 increased 10% to approximately $358,000 compared to approximately $326,000 for the same period in 2020. Our change in the mix of our product sales for the three ended March 31, 2021 and 2020 is as follows:

Trappsol® Cyclo

Sales of Trappsol® Cyclo™ decreased by 94% for the three month period ended March 31, 2021 to $2,000 from approximately $30,000 for the three month period ended March 31, 2020. Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2021 and 2020 were to a particular customer who exports the drug to South America. Our annual 2020 sales to this customer were approximately $104,000 (100% of total 2020 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 6% for the three month period ended March 31, 2021, to approximately $201,000 from approximately $215,000 for the three months ended March 31, 2020.

Trappsol® other products

Our sales of other Trappsol® other products increased by 82% for the three month period ended March 31, 2021, to approximately $142,000 from approximately $78,000 for the three months ended March 31, 2020.

Aquaplex®

Our sales of Aquaplex® for the three month periods ended March 31, 2021 were approximately $11,000. We had no sales of Aquaplex® for the three months ended March 31, 2020.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2021, our five largest customers accounted for 77% of our sales; the largest accounted for 24% of sales. During the three months ended March 31, 2020, our four largest customers accounted for 70% of our sales; the largest accounted for 28% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2021 increased 31% to approximately $35,000 from approximately $26,000 for the same period in 2020. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 10% for the three months ended March 31, 2021 and 8% for the three months ended March 31, 2020. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2020, or the first three months of 2021.

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

Personnel expenses increased by 19%, to approximately $559,000 for the three months ended March 31, 2021 from approximately $470,000 for the three months ended March 31, 2020. The increase in personnel expense is due to our Chief Financial Officer moving from part-time to full-time employment with us at the end of 2020. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 58% to approximately $3,258,000 for the three months ended March 31, 2021, from approximately $2,059,000 for the three months ended March 31, 2020. Research and development expenses as a percentage of our total operating expenses increased to 74% for the three months ended March 31, 2021 from 69% for the three months ended March 31, 2020. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we commence our Phase III clinical trial of Trappsol® Cyclo™ and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees increased 2% to approximately $223,000 for the three months ended March 31, 2021, compared to approximately $220,000 for the three months ended March 31, 2020. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 76% to approximately $314,000 for the three months ended March 31, 2021, compared to approximately $178,000 for the three months ended March 31, 2020 due primarily to an increase in investor relations costs.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2021, and 2020, respectively.

Liquidity and Capital Resources

Our cash increased to approximately $15,507,000 as of March 31, 2021, compared to approximately $12,846,000 as of December 31, 2020. Our current assets less current liabilities were approximately $14,314,000 as of March 31, 2021, compared to approximately $10,422,000 at December 31, 2020. Cash used in operations was approximately $4,927,000 for the three months ended March 31, 2021, compared to approximately $1,809,000 for the same period in 2020. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

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

Subsequent to the closing of our December 2020 Public Offering through March 31, 2021, Warrants to purchase an aggregate of 1,716,984 shares of Common Stock were exercised resulting in gross proceeds to the Company of approximately $8,569,000.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 12 months.  We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials.  We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

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

We had no off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2021. For information  about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in our Annual Report on Form 10-K for our year ended December 31, 2020 that we filed with the Securities and Exchange Commission on March 12, 2021.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CYCLO THERAPEUTICS, INC.

Date: May 14, 2021	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: May 14, 2021	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)