Form 10-Q
period 2021-06-30
Cyclo Therapeutics, Inc.
filed 2021-08-16
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2021

or

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

☐ Yes ☒ No

As of  August 13, 2021 the Company had outstanding 6,438,172 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,463,098	$12,846,113
Accounts receivable	182,431	71,017
Inventory, net	268,930	237,909
Current portion of mortgage note receivable	42,053	40,772
Prepaid insurance and services	172,191	126,474
Prepaid clinical expenses	1,991,866	727,952
Total current assets	14,120,569	14,050,237

FURNITURE AND EQUIPMENT, NET	67,997	53,910

RIGHT-TO-USE LEASE ASSET, NET	26,453	34,011

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	28,356	49,806

TOTAL ASSETS	$14,243,375	$14,187,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$18,014	$17,483
Current portion of note payable	86,884	114,029
Accounts payable and accrued expenses	2,930,267	3,541,041
Total current liabilities	3,035,165	3,672,553

LONG-TERM LEASE LIABILITY
Long-term lease liability, less current portion	10,392	18,434
Long-term note payable, less current portion	71,640	44,495
Total long-term liabilities	82,032	62,929

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 6,435,816 and 4,770,761 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	644	477
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	52,821,383	44,513,841
Accumulated deficit	(41,695,849)	(34,061,836)
Total stockholders' equity	11,126,178	10,452,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,243,375	$14,187,964

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES
Product sales	$238,590	$209,594	$596,723	$535,328

EXPENSES
Personnel	542,192	433,628	1,101,516	903,333
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	30,158	12,947	64,754	39,380
Research and development	2,643,544	1,713,435	5,901,659	3,773,041
Repairs and maintenance	1,647	1,311	3,313	3,113
Professional fees	373,618	143,427	596,489	362,963
Office and other	241,739	79,823	555,513	258,185
Board of Director fees and costs	-	21,367	-	28,716
Depreciation	4,863	3,118	8,413	6,236
Freight and shipping	1,281	1,169	2,794	3,032
Bad debt expense	-	1,272	-	1,272
Total operating expenses	3,839,042	2,411,497	8,234,451	5,379,271

LOSS FROM OPERATIONS	(3,600,452)	(2,201,903)	(7,637,728)	(4,843,943)

OTHER INCOME
Investment and other income	3,054	9,511	3,715	17,559

LOSS BEFORE INCOME TAXES	(3,597,398)	(2,192,392)	(7,634,013)	(4,826,384)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,597,398)	$(2,192,392)	$(7,634,013)	$(4,826,384)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.56)	$(1.60)	$(1.31)	$(3.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,368,025	1,366,761	5,842,100	1,291,205

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2020	4,770,761	$477	$44,513,841	$(34,061,836)	$10,452,482

Stock issued to employees	53,938	5	271,303	-	271,308

Stock issued to nonemployees	10,000	1	50,299	-	50,300

Exercise of warrants, net	1,522,897	152	7,583,940	-	7,584,092

Net loss	-	-		(4,036,615)	(4,036,615)

Balance, March 31, 2021	6,357,596	635	52,419,383	(38,098,451)	14,321,567

Exercise of warrants, net	78,220	9	402,000	-	402,009

Net loss	-	-	-	(3,597,398)	(3,597,398)

Balance, June 30, 2021	6,435,816	$644	$52,821,383	$(41,695,849)	$11,126,178

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2019	1,215,650	$122	$26,056,093	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	1,215,650	122	26,056,093	(27,754,225)	(1,698,010)

Sale of common stock, net of issuance fees	200,000	20	1,970,343	-	1,970,363

Net loss	-	-	-	(2,192,392)	(2,192,392)

Balance, June 30, 2020	1,415,650	$142	$28,026,436	$(29,946,617)	$(1,920,039)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,634,013)	$(4,826,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,413	6,236
Accrued stock compensation to employees	271,308	4,810
Accrued stock compensation to non-employees	-	9,250
Issuance of stock based compensation	50,300	-
Increase or decrease in:
Accounts receivable	(111,414)	(17,804)
Inventory	(31,021)	26,021
Prepaid clinical expenses	(1,263,914)	20,485
Prepaid insurance and services	(45,717)	65,918
Other	47	412
Accounts payable and accrued expenses	(610,774)	840,600
Total adjustments	(1,732,772)	955,928

NET CASH USED IN OPERATING ACTIVITIES	(9,366,785)	(3,870,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(22,500)	(53,127)
Proceeds from mortgage note receivable	20,169	19,332

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,331)	(33,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	158,524
Net proceeds from sale of common stock and warrants, and exercise of warrants	7,986,101	1,970,363

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,986,101	2,128,887

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,383,015)	(1,775,364)

CASH AND CASH EQUIVALENTS, beginning of period	12,846,113	2,783,719

CASH AND CASH EQUIVALENTS, end of period	$11,463,098	$1,008,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited.

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial. In June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC .

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The Phase I/II study is evaluating the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In March of 2021 we announced that 100% of patients who completed the trial improved or remined stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at June 30, 2021 and December 31, 2020.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,922 at June 30, 2021 and December 31, 2020, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,050,221 common shares were antidilutive for the three and six months ended June 30,2021, and outstanding warrants to purchase 653,117 common shares were antidilutive for the three and six months ended June 30, 2020.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at June 30, 2021 and December 31, 2020.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At June 30, 2021 and December 31, 2020, the carrying value of the mortgage note receivable approximates fair value.

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

(r) WARRANTS

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.  The fair value of liability classified warrants was not material at June 30, 2021 and December 31, 2020.

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Revenues by product are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trappsol® Cyclo™	$90	$-	$1,930	$30,096
Trappsol® HPB	55,753	151,188	257,101	366,150
Trappsol® Fine Chemical	166,474	55,631	308,969	133,740
Aquaplex®	11,716	928	22,992	928
Other	4,557	1,847	5,731	4,414
Total revenues	$238,590	$209,594	$596,723	$535,328

Substantially all of our sales of Trappsol® Cyclo™ for the three and six months ended June 30, 2021 and 2020 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three and six months ended June 30, 2021 and 2020 were to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the six months ended June 30, 2021 three major customers accounted for 64% of total revenues. For the six months ended June 30, 2020, two major customers accounted for 60% of total revenues.

Substantially all inventory purchases were from three vendors in 2021 and 2020. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the six months ended June 30, 2021, the product mix of our revenues consisted of 5% cyclodextrin complexes and  96% basic natural and chemically modified cyclodextrins. For the three months ended June 30, 2021 the product mix of our revenues consisted of 5% cyclodextrin complexes and 95% basic natural and chemically modified cyclodextrins. For the six months ended June 30, 2020 the product mix of our revenues consisted of 6% biopharmaceuticals and 94% basic natural and chemically modified cyclodextrins. For the three months ended June 30, 2020 the product mix of our revenues consisted of 100% basic natural and chemically modified cyclodextrins.

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

(6) EQUITY TRANSACTIONS:

On December 8, 2020, the Company effected a 1-for-100 reverse split of its authorized and issued and outstanding shares of common stock. All share references have been restated for this reverse split to the earliest period presented. As a result of the split, the authorized shares of the Company’s common stock decreased to 10,000,000 shares. Thereafter, on June 24, 2021, following the approval of the Company’s stockholders at its annual meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

The Company expensed $0 in employee and board member stock compensation for the three and six months ended June 30, 2021. The Company expensed $6,840 and $14,060 in employee and board member stock compensation for the three and six months ended June 30, 2020, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations. In 2020, the Company did not issue shares of common stock for compensation. The Company issued 53,938 shares to employees in January 2021 with a value of $271,308 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2020.

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

In March 2021, warrants to purchase an aggregate of 9,436 shares of common stock were exercised on a cashless basis, resulting in the issuance of 2,913 shares of common stock.

In June 2021, warrants issued in our December 2020 Public Offering were exercised to purchase an aggregate of 78,220 shares of common stock, resulting in gross proceeds to the Company of $391,100.

As of June 30, 2021, the Company had warrants outstanding to purchase 2,050,221 shares of common stock at exercise prices of $5.00 - $100.00 per share that expire at various dates through 2027. In addition, there are seven-year warrants outstanding at June 30, 2021 to purchase 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.

(7) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2021 and 2020, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “2019 Plan”).  The 2019 Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2019 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2021, we had awarded 68,437 shares of common stock as awards under the 2019 Plan, with no shares of common stock remaining available for future awards under the 2019 Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2021, we had not awarded any shares of common stock as awards under the Incentive Plan, with all 3,000,000 shares of common stock remaining available for future awards.

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

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017. Enrollment in this study was completed in October 2019, and in September 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also filed Clinical Trial Applications for a Phase I/II clinical study with several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel, all of which have approved our applications. The Phase I/II study is evaluating the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European/Israel study is similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial but it differs in that the study period is for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity Scale.

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

In June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC . We currently estimate that in the event our pivotal Phase III trial proceeds as planned and provides further data supporting the safety and efficacy of Trappsol® Cyclo™ in the treatment of NPC, we may obtain regulatory approval of Trappsol® Cyclo™ as early as 2023.

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

We filed an international patent application in October 2019 under the Patent Cooperation Treaty directed to the treatment of Alzheimer’s disease with cyclodextrins, and are pursuing national and regional stage applications based on this international application.  The terms of any patents resulting from these national or regional stage applications would be expected to expire in 2039 if all the requisite maintenance fees are paid.

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

Results of Operations – Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

We reported net losses of approximately $3,597,000 and $7,634,000 for the three and six months ended June 30, 2021, compared to net losses of approximately $2,192,000 and $4,826,000 for the three and six months ended June 30, 2020.

Total revenues for the three month period ended June 30, 2021 increased 14% to approximately $239,000, compared to approximately $210,000 for the same period in 2020. Total revenues for the six month period ended June 30, 2021 increased 11% to approximately $597,000 compared to approximately $535,000 for the same period in 2020. Our change in the mix of our product sales for the three and six months ended June 30, 2021 and 2020 is as follows:

Trappsol® Cyclo

Sales of Trappsol® Cyclo™ increased by 100% for the three month period ended June 30, 2021 to $90 from $0 for the three month period ended June 30, 2020. Our sales of Trappsol® Cyclo™ decreased by 94% for the six month period ended June 30, 2021, to approximately $2,000 from approximately $30,000 for the six months ended June 30, 2020. Substantially all of our sales of Trappsol® Cyclo™ for the six months ended June 30, 2021 and 2020 were to a particular customer who exports the drug to South America. Our annual 2020 sales to this customer were approximately $104,000 (100% of total 2020 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 63% for the three months ended June 30, 2021 to approximately $56,000 from approximately $151,000 for the three month period ended June 30, 2020. Our sales of Trappsol® HPB decreased by 30% for the six month period ended June 30, 2021, to approximately $257,000 from approximately $366,000 for the six months ended June 30, 2020.

Trappsol® other products

Our sales of other Trappsol® products increased by 199% for the three months ended June 30, 2021 to approximately $166,000 from approximately $56,000 for the three month period ended June 30, 2020. Our sales of other Trappsol® products increased by 131% for the six month period ended June 30, 2021, to approximately $309,000 from approximately $134,000 for the six months ended June 30, 2020.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2021 were approximately $12,000 compared to approximately $1,000 for the three month period ended June 30, 2020. Our sales of Aquaplex® for the six month period ended June 30, 2021 were approximately $23,000 compared to approximately $1,000 for the six months ended June 30, 2020.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2021, our three largest customers accounted for 64% of our sales; the largest accounted for 29% of sales. During the six months ended June 30, 2020, our two largest customers accounted for 60% of our sales; the largest accounted for 42% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2021 increased 64% to approximately $65,000 from approximately $39,000 for the same period in 2020. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2021 increased 131% to approximately $30,000 from approximately $13,000 for the same period in 2020. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% for the six months ended June 30, 2021 and 7% for the six months ended June 30, 2020. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2020, or the first six months of 2021.

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

Personnel expenses increased by 25%, to approximately $542,000 for the three months ended June 30, 2021 from $434,000 for the three months ended June 30, 2020. Personnel expenses increased by 22%, to approximately $1,102,000 for the six months ended June 30, 2021 from approximately $903,000 for the six months ended June 30, 2020. The increase in personnel expense is due to our Chief Financial Officer moving from part-time to full-time employment with us at the end of 2020. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 54% to approximately $2,644,000 for the three months ended June 30, 2021, from approximately $1,713,000 for the three months ended June 30, 2020. Research and development expenses increased 56% to approximately $5,902,000 for the six months ended June 30, 2021, from approximately $3,773,000 for the six months ended June 30, 2020. Research and development expenses as a percentage of our total operating expenses increased to 72% for the six months ended June 30, 2021 from 70% for the six months ended June 30, 2020. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we commence our Phase III clinical trial of Trappsol® Cyclo™ and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees increased 162% to approximately $374,000 for the three months ended June 30, 2021, compared to approximately $143,000 for the three months ended June 30, 2020. Professional fees increased 64% to approximately $596,000 for the six months ended June 30, 2021, compared to approximately $363,000 for the six months ended June 30, 2020. Professional fees increased due to increases in investor relations costs, and the hiring of consultants, including a global head of patient advocacy.

Office and other expenses increased 202% to approximately $242,000 for the three months ended June 30, 2021, compared to approximately $80,000 for the three months ended June 30, 2020. Office and other expenses increased 116% to approximately $556,000 for the six months ended June 30, 2021, compared to approximately $258,000 for the six months ended June 30, 2020 due primarily to an increase in investor relations costs and an increase in insurance costs.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $11,463,000 as of June 30, 2021, compared to approximately $12,846,000 as of December 31, 2020. Our current assets less current liabilities were approximately $11,085,000 as of June 30, 2021, compared to approximately $10,378,000 at December 31, 2020. Cash used in operations was approximately $9,367,000 for the six months ended June 30, 2021, compared to approximately $3,870,000 for the same period in 2020. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised in our December 2020 public offering and with cash received thereafter upon the exercise of warrants issued in that offering as described below.

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

Subsequent to the closing of our December 2020 Public Offering through June 30, 2021, Warrants to purchase an aggregate of 1,795,204 shares of Common Stock were exercised resulting in gross proceeds to the Company of approximately $8,976,000.

The Company has continued to realize losses from operations. However, as a result of our Public Offering (including cash received thereafter upon exercise of the Warrants), we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 12 months. We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

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

We had no off-balance sheet arrangements as of June 30, 2021.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2021. For information  about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

3.2

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc. filed June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021)

3.3

Bylaws of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2020).

31.1	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

Date: August 16, 2021	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: August 16, 2021	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)