Form 10-Q
period 2021-09-30
Cyclo Therapeutics, Inc.
filed 2021-11-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2021

or

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

☐Yes ☒ No

As of November 15, 2021 the Company had outstanding 6,455,225 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,441,297	$12,846,113
Accounts receivable	354,864	71,017
Inventory, net	253,797	237,909
Current portion of mortgage note receivable	45,070	40,772
Prepaid insurance and services	92,483	126,474
Prepaid clinical expenses	1,804,664	727,952
Total current assets	10,992,175	14,050,237

FURNITURE AND EQUIPMENT, NET	63,790	53,910

RIGHT-TO-USE LEASE ASSET, NET	22,044	34,011

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	18,520	49,806

TOTAL ASSETS	$11,096,529	$14,187,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$18,882	$17,483
Current portion of note payable	106,836	114,029
Accounts payable and accrued expenses	3,293,869	3,541,041
Total current liabilities	3,419,587	3,672,553

LONG-TERM LEASE LIABILITIES
Long-term lease liability, less current portion	4,978	18,434
Long-term note payable, less current portion	44,910	44,495
Total long-term liabilities	49,888	62,929

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 6,453,869 and 4,770,761 shares issued and outstanding, at September 30,2021 and December 31, 2020, respectively	646	477
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized	-	-
Additional paid-in capital	53,182,513	44,513,841
Accumulated deficit	(45,556,105)	(34,061,836)
Total stockholders' equity	7,627,054	10,452,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,096,529	$14,187,964

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES
Product sales	$403,918	$222,462	$1,000,641	$757,790

EXPENSES
Personnel	1,668,010	424,823	2,769,526	1,328,156
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	22,671	11,578	87,425	50,958
Research and development	1,837,720	1,086,753	7,739,379	4,859,794
Repairs and maintenance	2,425	1,408	5,738	4,521
Professional fees	450,490	72,319	1,046,979	435,282
Office and other	244,343	48,202	799,856	306,387
Board of Director fees and costs	30,708	9,718	30,708	38,434
Depreciation	4,207	3,117	12,620	9,353
Freight and shipping	2,360	543	5,154	3,575
Bad debt expense	-	-	-	1,272
Total operating expenses	4,262,934	1,658,461	12,497,385	7,037,732

LOSS FROM OPERATIONS	(3,859,016)	(1,435,999)	(11,496,744)	(6,279,942)

OTHER INCOME (EXPENSE)
Investment and other income (expense)	(1,240)	390	2,475	17,949

LOSS BEFORE INCOME TAXES	(3,860,256)	(1,435,609)	(11,494,269)	(6,261,993)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,860,256)	$(1,435,609)	$(11,494,269)	$(6,261,993)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.60)	$(0.94)	$(1.90)	$(4.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,447,803	1,519,457	6,040,524	1,443,109

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2020	4,770,761	$477	$44,513,841	$(34,061,836)	$10,452,482

Stock issued to employees	53,938	5	271,303	-	271,308

Stock issued to nonemployees	10,000	1	50,299	-	50,300

Exercise of warrants, net	1,522,897	152	7,583,940	-	7,584,092

Net loss	-	-	-	(4,036,615)	(4,036,615)

Balance, March 31, 2021	6,357,596	635	52,419,383	(38,098,451)	14,321,567

Exercise of warrants, net	78,220	9	402,000	-	402,009

Net loss	-	-	-	(3,597,398)	(3,597,398)

Balance, June 30, 2021	6,435,816	644	52,821,383	(41,695,849)	11,126,178

Exercise of warrants, net	1,000	-	5,000	-	5,000

Stock issued to employees	17,053	2	124,996	-	124,998

Stock based compensation	-	-	231,134	-	231,134

Net loss	-	-	-	(3,860,256)	(3,860,256)

Balance, September 30, 2021	6,453,869	$646	$53,182,513	$(45,556,105)	$7,627,054

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2019	1,215,650	$122	$26,056,093	$(25,120,233)	$935,982

Net loss	-	-	-	(2,633,992)	(2,633,992)

Balance, March 31, 2020	1,215,650	122	26,056,093	(27,754,225)	(1,698,010)

Sale of common stock, net of issuance fees	200,000	20	1,970,343	-	1,970,363

Net loss	-	-	-	(2,192,392)	(2,192,392)

Balance, June 30, 2020	1,415,650	142	28,026,436	(29,946,617)	(1,920,039)

Sale of common stock	283,111	28	2,831,087	-	2,831,115

Net loss	-	-	-	(1,435,609)	(1,435,609)

Balance, September 30, 2020	169,876,130	$170	$30,857,523	$(31,382,226)	$(524,533)

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,494,269)	$(6,261,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,620	9,353
Accrued stock compensation to employees	396,306	6,630
Accrued stock compensation to non-employees	50,300	12,750
Stock based compensation	231,134	-
Increase or decrease in operating assets and liabilities:
Accounts receivable	(283,847)	57,925
Inventory	(15,888)	(178,694)
Prepaid clinical expenses	(1,076,712)	(492,284)
Prepaid insurance and services	33,991	52,987
Other	(90)	412
Accounts payable and accrued expenses	(247,172)	1,314,076
Total adjustments	(899,358)	783,155

NET CASH USED IN OPERATING ACTIVITIES	(12,393,627)	(5,478,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(22,500)	(53,127)
Proceeds from mortgage note receivable	26,988	25,868

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,488	(27,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	158,524
Payments on PPP loan	(6,778)	-
Net proceeds from sale of common stock and warrants, and exercise of warrants	7,991,101	4,801,478

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,984,323	4,960,002

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,404,816)	(546,095)

CASH AND CASH EQUIVALENTS, beginning of period	12,846,113	2,783,719

CASH AND CASH EQUIVALENTS, end of period	$8,441,297	$2,237,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$224
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	$446,607	$-

See Accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited.

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and these notes, have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, an allowance for doubtful accounts was not deemed necessary at September 30, 2021 and December 31, 2020.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,922 at September 30, 2021 and December 31, 2020, respectively. The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense.

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

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented. Outstanding warrants to purchase 2,048,186 common shares were antidilutive for the three and nine months ended September 30,2021, and outstanding warrants to purchase 936,229 common shares were antidilutive for the three and nine months ended September 30, 2020. Additionally, 222,700 stock options outstanding and to be exercised were antidilutive for the three and nine months ended September 30, 2021. There were no stock options outstanding for the three and nine months ended September 30, 2020.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at September 30, 2021 and December 31, 2020.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At September 30, 2021 and December 31, 2020, the carrying value of the mortgage note receivable approximates fair value.

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

(r) WARRANTS

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC815”). The assessment considers whether the warrants

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at September 30, 2021 and December 31, 2020.

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

(u) LIQUIDITY AND GOING CONCERN––For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company incurred net losses of approximately $11,494,000 and $8,942,000, respectively. The Company has an accumulated deficit of approximately $45,556,000 at September 30, 2021.  Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC.

For the nine months ended September 30, 2021, our operations used approximately $12,394,000 in cash. This cash was provided primarily by cash on hand from a public offering and through the exercise of warrants. On September 30, 2021, the Company had a cash balance of approximately $8,441,000. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products.

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

Our consolidated financial statements for the three and nine months ended September 30, 2021 have been prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. We will need to raise additional capital to support our ongoing operations and continue our clinical trials.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues by product are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trappsol® Cyclo™	$90	$-	$2,020	$30,096
Trappsol® HPB	285,648	92,384	542,748	458,934
Trappsol® Fine Chemical	115,628	127,963	424,976	261,300
Aquaplex®	228	-	23,220	928
Other	2,324	2,115	7,677	6,532
Total revenues	$403,918	$222,462	$1,000,641	$757,790

Substantially all of our sales of Trappsol® Cyclo™ for the three and nine months ended September 30, 2021 and 2020 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three and nine months ended September 30, 2021 and 2020 were to three customers and one customer, respectively.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the nine months ended September 30, 2021 four major customers accounted for 65% of total revenues. For the nine months ended September 30, 2020, three major customers accounted for 66% of total revenues.

Substantially all inventory purchases were from three vendors in 2021 and 2020. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the nine months ended September 30, 2021, the product mix of our revenues consisted of 2% cyclodextrin complexes and 98% basic natural and chemically modified cyclodextrins. For the three months ended September 30, 2021 the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the nine months ended September 30, 2020 the product mix of our revenues consisted of 4% biopharmaceuticals and 96% basic natural and chemically modified cyclodextrins. For the three months ended September 30, 2020 the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins.

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

The Company expensed $124,998 in employee and board member stock compensation for the three and nine months ended September 30, 2021. The Company expensed $5,320 and $19,380 in employee and board member stock compensation for the three and nine months ended September  30, 2020, respectively. These shares were valued using quoted market values. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations. In 2020, the Company did not issue shares of common stock for compensation. The Company issued 53,938 shares to employees in January 2021 with a value of $271,308 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2020.

On April 24, 2020, the Company completed a private placement of common stock to a group of accredited investors that included several directors of the Company and members of management. Investors in the private placement purchased a total of 200,000 shares of common stock at a price of $10 per share, resulting in gross proceeds to the Company of $2,000,000.

On August 27, 2020, the Company completed a private placement of its securities to a group of accredited investors that included several directors of the Company and members of management.  Investors in the private placement purchased a total of 283,111 units at a price of $10 per unit, resulting in gross proceeds to the Company of $2,831,115. Each unit consisted of one share of common stock and a seven-year warrant to purchase one share of common stock at an exercise price of $15 per share.

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

In July 2021, warrants issued in our December 2020 Public Offering were exercised to purchase an aggregate of 1,000 shares of common stock, resulting in gross proceeds to the Company of $5,000.

In August 2021, the Company entered into an Equity Distribution Agreement under which it may from time to time sell shares of common stock, through the sales agent party to such agreement, having an aggregate offering price of up to $20,000,000. The Company is required to pay the sales agent commissions of 3% of the gross proceeds of any shares sold under the Equity Distribution Agreement. As of September 30, 2021, the Company had not sold any shares of common stock under the agreement.

As of September 30, 2021, the Company had warrants outstanding to purchase 2,048,186 shares of common stock at exercise prices of $5.00 - $65.00 per share that expire at various dates through 2027. In addition, there are seven-year warrants outstanding at September 30, 2021 to purchase 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.

(7) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2019 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2021, we had awarded 68,437 shares of common stock as awards under the 2019 Plan, with no shares of common stock remaining available for future awards under the 2019 Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. During the three months ended September 30, 2021, we granted options under the Incentive Plan to purchase 222,700 shares of common stock, with 2,777,300 shares of common stock remaining available for future awards.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) EQUITY INCENTIVE PLAN: (CONTINUED)

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at grant date. This valuation model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of the Company’s stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for the Company’s common stock to estimate the fair value of a stock option at the date of grant. The valuation assumptions were determined as follows:

●        Expected stock price volatility: There is a limited market for the Company’s common stock providing a basis to estimate the expected volatility of the Company’s stock prices for the purpose of valuing stock options granted. Alternatively, the Company uses the historical volatility of certain publicly traded companies that represents the primary industry sector within which the Company operates.

●         Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

●         Expected term of options: The expected term of options represents the period of time options are expected to be outstanding.

●        Expected annual dividends: The estimate for annual dividends is $0 because the Company has not historically paid and does not intend to pay dividends in the foreseeable future.

Share-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the three months ended  September 30, 2021 and 2020:

	2021			2020
Dividend yield		-%		N/A
Expected volatility	91.5	–	92.7%	N/A
Risk-free interest rate		0.43%		N/A
Expected lives (years)	5	–	6.25	N/A

The fair value of options granted during the three months ended September 30, 2021, as determined under the Black-Scholes valuation model, was $5.28 – $5.64. We did not have any options outstanding prior to July 1, 2021.

The following is a summary of the stock option activity for the nine months ended September 30, 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life (years)
Stock options outstanding at December 31, 2020	-	$-	$-
Granted	222,700	7.45	3,094
Exercised	(-)	-	$-
Forfeited/Expired	(-)	-
Stock options outstanding at September 30, 2021	222,700	$7.45	$3,094	9.9
Stock options exercisable at September 30, 2021	42,896	$7.44	$3,094	9.9

Unrecognized compensation expense related to unvested stock options was $1,009,610 as of September 30, 2021, which is expected to be recognized over a weighted-average period of 4 years and will be adjusted for terminations as they occur.

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

Results of Operations – Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

We reported net losses of approximately $3,860,000 and $11,494,000 for the three and nine months ended September 30, 2021, compared to net losses of approximately $1,436,000 and $6,262,000 for the three and nine months ended September 30, 2020.

Total revenues for the three month period ended September 30, 2021 increased 82% to approximately $404,000 compared to approximately $222,000 for the same period in 2020. Total revenues for the nine month period ended September 30, 2021 increased 32% to approximately $1,001,000 compared to approximately $758,000 for the same period in 2020. Our change in the mix of our product sales for the three and nine months ended September 30, 2021 and 2020 is as follows:

Trappsol® Cyclo

Sales of Trappsol® Cyclo™ increased to approximately $90 for the three month period ended September 30, 2021 from $0 for the three month period ended September 30, 2020. Our sales of Trappsol® Cyclo™ decreased by 93% for the nine month period ended September 30, 2021, to approximately $2,000 from approximately $30,000 for the nine months ended September 30, 2020. Substantially all of our sales of Trappsol® Cyclo™ for the nine months ended September 30, 2021 and 2020 were to a particular customer who exports the drug to South America. Our annual 2020 sales to this customer were approximately $104,000 (100% of total 2020 sales of Trappsol® Cyclo™).  This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 209% for the three months ended September 30, 2021 to approximately $286,000 from approximately $92,000 for the three month period ended September 30, 2020. Our sales of Trappsol® HPB increased by 18% for the nine month period ended September 30, 2021, to approximately $543,000 from approximately $459,000 for the nine months ended September 30, 2020.

Trappsol® other products

Our sales of other Trappsol® products decreased by 10% for the three months ended September 30, 2021 to approximately $116,000 from approximately $128,000 for the three month period ended September 30, 2020. Our sales of other Trappsol® products increased by 63% for the nine month period ended September 30, 2021, to approximately $425,000 from approximately $261,000 for the nine months ended September 30, 2020.

Aquaplex®

Our sales of Aquaplex® increased to approximately $200 for the three month period ended September 30, 2021. There were no sales of Aquaplex® for the three month period ended September 30, 2020. Our sales of Aquaplex® for the nine month period ended September 30, 2021 were approximately $23,000 compared to approximately $1,000 for the nine months ended September 30, 2020.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2021, our four largest customers accounted for 65% of our sales; the largest accounted for 21% of sales. During the nine months ended September 30, 2020, our three largest customers accounted for 66% of our sales; the largest accounted for 31% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended September 30, 2021 increased 71% to approximately $87,000 from approximately $51,000 for the same period in 2020. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended September 30, 2021 increased 92% to approximately $23,000 from approximately $12,000 for the same period in 2020. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 9% for the nine months ended September 30, 2021 and 7% for the nine months ended September 30, 2020. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2020, or the first nine months of 2021.

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

Personnel expenses increased by 293%, to approximately $1,668,000 for the three months ended September 30, 2021 from $425,000 for the three months ended September 30, 2020. Personnel expenses increased by 109%, to approximately $2,770,000 for the nine months ended September 30, 2021 from approximately $1,328,000 for the nine months ended September 30, 2020. The increase in personnel expense is due to our Chief Financial Officer moving from part-time to full-time employment with us at the end of 2020; the accrual of bonuses as a result of target bonuses approved by our Board of Directors for our executive officers in August 2021; and increased non-cash compensation costs resulting from the award of stock options in the three months ended September 30, 2021, including in connection with the hiring of a Chief Medical Officer at the end of September 2021. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 69% to approximately $1,838,000 for the three months ended September 30, 2021, from approximately $1,087,000 for the three months ended September 30, 2020. Research and development expenses increased 59% to approximately $7,739,000 for the nine months ended September 30, 2021, from approximately $4,860,000 for the nine months ended September 30, 2020. Research and development expenses as a percentage of our total operating expenses decreased to 62% for the nine months ended September 30, 2021 from 69% for the nine months ended September 30, 2020. The increase in research and development expense is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect future research and development costs to further increase as we commence our Phase III clinical trial of Trappsol® Cyclo™ and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Professional fees increased 525% to approximately $450,000 for the three months ended September 30, 2021, compared to approximately $72,000 for the three months ended September 30, 2020.  Professional fees increased 141% to approximately $1,047,000 for the nine months ended September 30, 2021, compared to approximately $435,000 for the nine months ended September 30, 2020.  Professional fees increased due to increases in investor relations costs, and the hiring of consultants, including a global head of patient advocacy and preliminary brand research costs.

Office and other expenses increased 407% to approximately $244,000 for the three months ended September 30, 2021, compared to approximately $48,000 for the three months ended September 30, 2020. Office and other expenses increased 161% to approximately $800,000 for the nine months ended September 30, 2021, compared to approximately $306,000 for the nine months ended September 30, 2020 due primarily to an increase in investor relations costs and an increase in insurance costs.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $8,441,000 as of September 30, 2021, compared to approximately $12,846,000 as of December 31, 2020. Our current assets less current liabilities were approximately $7,573,000 as of September 30, 2021, compared to approximately $10,378,000 at December 31, 2020. Cash used in operations was approximately $12,394,000 for the nine months ended September 30, 2021, compared to approximately $5,479,000 for the same period in 2020. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raised in our December 2020 public offering and with cash received thereafter upon the exercise of warrants issued in that offering as described below.

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

Subsequent to the closing of our December 2020 Public Offering through September 30, 2021, Warrants to purchase an aggregate of 1,796,204 shares of Common Stock were exercised resulting in gross proceeds to the Company of approximately $8,981,000.

In August 2021, we entered into an Equity Distribution Agreement under which we may from time to time sell shares of Common Stock, through the sales agent party to such agreement, having an aggregate offering price of up to $20,000,000. We are required to pay the sales agent commissions of 3% of the gross proceeds of any shares sold under the Equity Distribution Agreement. As of September 30, 2021, we had not sold any shares of Common Stock under the agreement.

We have continued to realize losses from operations, and have incurred losses from operations in each of our last six fiscal years. We will need to raise additional capital through the sale of our securities from time to time for the foreseeable future to support our ongoing operations and continue our clinical trials. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that we will be successful in our ability to raise capital to fund future operational and development initiatives. Our need for additional capital raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our consolidated financial statements for the three months ended September 30, 2021 and year ended December 31, 2020 were prepared on the basis of a going concern which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. However, our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We had no off-balance sheet arrangements as of September 30, 2021.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2021. For information  about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

CYCLO THERAPEUTICS, INC.

Date: November 15, 2021	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)