Form 10-K
period 2021-12-31
Cyclo Therapeutics, Inc.
filed 2022-03-11
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $76,509,147 based on the closing price of the Common Stock on such date.

As of March 10, 2022, there were 8,405,225 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

CYCLO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

We have also completed a Phase I/II clinical study approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European/Israel study was similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial but it differs in that the study period is for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™.   A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We expect to begin enrollment in this study during 2022.

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

Addressable Market

The incidence of NPC is estimated at one in 100,000 live births annually, with approximately eight new NPC cases per year worldwide. There are currently over 9,000 NPC patients worldwide. We estimate that the addressable annual market for treating NPC patients with Trappsol® Cyclo™ is approximately $300 million in the Unites States and approximately $600 million globally.

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

Our Clinical Studies

As set forth in greater detail below, to date, our clinical studies have preliminarily demonstrated that Trappsol® Cyclo™ is safe and efficacious in the treatment of NPC over a range of dose groups. When measuring efficacy in NPC patients, we utilized the NPC Clinical Severity Scale developed by the National Institutes of Health (NIH) which measures clinical signs and symptoms across “major domains” and “minor domains” as follows:

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

European and Israeli Phase I/II Clinical Study

Our completed Phase I/II clinical study was approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. This study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC, in three dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. The efficacy outcome measures and results from this study are as follows:

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

Additional Data:

●	As a group, the first seven patients to complete the clinical trial meet both efficacy outcome measures for the study.
●	Individual patients showed improvements in all dose groups.
●	Trappsol® Cyclo™ demonstrated an acceptable observed safety and tolerability profile and an appropriate benefit risk.
●	Trappsol® Cyclo™ was shown to cross the blood brain barrier.
●	Successive administration of Trappsol® Cyclo™ decreased tau levels, suggesting neuroprotective benefit.
●	Trappsol® Cyclo™ improves neurological features of NPC, including ataxia, and quality of life for patients.
●	Based on data provided, we have selected the 2000 mg/kg dose for our pivotal Phase III trial.

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

Tau (ng/L)

Use of Cyclodextrins to Treat Alzheimer’s Disease

Because NPC and Alzheimer’s disease share many similar biological and clinical signs and symptoms, we have been exploring the treatment of Alzheimer’s disease with Trappsol® Cyclo™.  In particular, both NPC and Alzheimer’s patients exhibit cognitive decline, increased levels of tau in CSF, and amyloid beta plaques in the brain, neurofibrillary tangles in the brain, and lysosomal enlargement in neurons in the brain.

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

In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. Our partner and principal investigator for the trial was Diana R. Kerwin, MD, an award-winning recognized expert in Alzheimer’s disease.  After 18 months of monthly intravenous infusions, the patient’s disease did not progress as measured with standard cognitive tools.  The patient and family reported less volatility and greater word-finding ability, and the treating physician reported cognitive and neurologic stability in contrast to an expected measurable cognitive and functional decline that would have been expected over the treatment period. The patient withdrew from this treatment for reasons unrelated to the safety of Trappsol® Cyclo™. The table below measures the patient’s Mini Mental State Evaluation (an accepted and standardized clinical examination, widely used to assess cognitive function including in patients with Alzheimer’s disease) during the treatment period.

In October 2018, we filed a patent application with respect to the use of hydroxypropyl beta cyclodextrins in the treatment of Alzheimer’s disease. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We expect to begin enrollment in this study during 2022.

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

Research and Development

We are currently pursuing clinical programs globally, including in the U.S. and Europe, in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC.  We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease.  We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017.  Research and development expenses increased to approximately $9,154,000 in 2021, from $6,096,000 in 2020.

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

Orphan Drug Designation

Trappsol® Cyclo™ has been granted orphan drug status by the FDA. It has been used by a limited number of physicians for the treatment of NPC under the supervision of a physician following an Investigational New Drug (IND) protocol approved by the FDA.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation must be requested before submitting an NDA. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Our Legacy Fine Chemical Business

Substantially all of our revenues are currently derived from our legacy fine chemical business, consisting of the sale of cyclodextrins, including cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol® and Aquaplex® product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 261 different cyclodextrins products available for sale from us. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 116 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  Sales of Trappsol® and Aquaplex® comprise approximately 88% and 12%, respectively, of our 2021 product sales.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.

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

Customers

We currently sell our legacy fine chemical products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2021, our revenues consisted of 88% basic natural and chemically modified cyclodextrins and 12% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. For the years ended December 31, 2021 and 2020, four and three customers accounted for 73% and 69% of our sales, respectively. Sigma-Aldrich Fine Chemical, Inc. accounted for almost 99% and 83% of our 2021 and 2020 annual sales, respectively, of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following  the issuance and applications of patents in the US and elsewhere.

We intend to continue promoting the use of Trappsol® and Aquaplex® products in the research and product development activities of existing and new customers and clients.

Employees

We currently employ nine people on a full-time basis. None of our employees belong to a union.  We believe relations with our employees are good.

Item 1A.  Risk Factors.

Risks Related to our Financial Position and Capital Needs

We have suffered recent losses and our future profitability is uncertain.

We have incurred net losses of approximately $14.4 million and $8.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel costs. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent public offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2021, our operations used approximately $15.4 million in cash. Cash used in operations consisted of cash on hand and cash raised through public offerings and private placements of our securities. At December 31, 2021, the Company had a cash balance of approximately $16.6 million and current liabilities of approximately $4.0 million. Although we raised approximately $10.7 million in our November 2021 public offering and approximately $8.0 million from the exercise of warrants originally issued in our December 2020 offering, we will need additional capital to continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors, WithumSmith+Brown, PC., have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2021, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

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

We are subject to risks arising from COVID-19.

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

Our success to date has largely depended on the efforts and abilities of our executive officers, namely N. Scott Fine, our Chief Executive Officer, and Lise Kjems, MD, PhD, our Chief Medical Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

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

Risks Related To Our Fine Chemical Business

A small number of our customers account for a substantial portion of our revenue and receivables, and the loss of any of these customers would materially decrease our revenues.

In 2021, four major customers accounted for 73% of total revenues. Accounts receivable balances for these major customers represent 94% of total accounts receivable at December 31, 2021. We have a supply contract with only one of our major customers. The loss of one of these customers would materially decrease our revenues if we were unable to replace such customers.

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

Holders

As of March 10, 2022, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 255.

Dividend Policy

The Company paid no dividends in 2021 and will not pay any cash dividends on its Common Stock in 2022 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in this Annual Report.  The following should be read in conjunction with our audited financial statements included elsewhere herein.

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

We have also completed a Phase I/II clinical study approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European/Israel study was similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial but it differs in that the study period is for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™.   A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We expect to begin enrollment in this study during 2022.

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

Year Ended December 31, 2021 Compared to Ended December 31, 2020

For 2021, we incurred a net loss of approximately $14,287,000, compared to a net loss in 2020 of approximately $8,942,000. Total revenues for 2021 were approximately $1,586,000 compared to approximately $903,000 for 2020.

Our change in the mix of our product sales for 2021 and 2020 is as follows:

Trappsol® Cyclo™ HPBCDs
First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients.  Sales decreased 93% to approximately $2,000 for 2021 from approximately $30,000 for 2020. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB
Our sales of Trappsol® HPB increased 28% to approximately $674,000 for 2021 from approximately $527,000 for 2020.

Trappsol® other products
Our sales of other Trappsol® products increased 117% to approximately $715,000 for 2021 from approximately $330,000 for 2020.

Aquaplex®
Our sales of Aquaplex® increased to approximately $185,000 for 2021 compared to approximately $7,000 for 2020, and are primarily attributable to a single customer. The increase in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were approximately $185,000 in 2021, $7,000 in 2020 $150,000 in 2019, $111,000 in 2018, and $17,000 in 2017.

The largest customers of our legacy fine chemical business continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume. In 2021, our four largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., Sigma-Aldrich Fine Chemicals, Inc., Inc., and Uno Healthcare) accounted for 73% of our revenues, and the largest accounted for 30% of our revenues. In 2020, our five largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., Thermofisher Scientific Diagnostics, Inc., Uno Healthcare, and Siemens) accounted for 81% of our revenues, and the largest accounted for 34% of our revenues. Accounts receivable balances for these major customers represent 94% of total accounts receivable at December 31, 2021. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold increased to approximately $156,000 for 2021 compared to approximately $66,000 for 2020. Our cost of products sold as a percentage of product sales was 10% for 2021 and 7% for 2020.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold and the related margin. We did not experience any significant increases in material costs during 2021 and 2020.

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

Personnel expenses increased 50% to approximately $3,838,000 for 2021, from approximately $2,562,000 for 2020.  The increase in personnel expense is due to our Chief Financial Officer moving from part-time to full-time employment with us at the end of 2020 and the hiring of a Chief Medical Officer in September 2021. Additionally the increase was due to the accrual of bonuses as a result of target bonuses approved by our Board of Directors for our executive officers in August 2021; and increased non-cash compensation costs resulting from the award of stock options. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 50% to approximately $9,154,000 for 2021, from approximately $6,096,000 for 2020. The increase in research and development expenses is due to increased activity in our International Clinical Program and U.S. clinical trials. We expect research and development costs to further increase in 2022 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Repairs and maintenance expenses increased 49% to approximately $11,000 for 2021 from approximately $7,000 for 2020. This increase is due to varying levels of maintenance required on equipment and rental facilities. We expect our repairs and maintenance expenses to remain consistent in 2022.

Professional fees increased 175% to approximately $1,475,000 for 2021 from approximately $537,000 for 2020.  Professional fees increased due to increases in investor relations costs, legal and accounting costs, and the hiring of consultants, including a global head of patient advocacy and preliminary brand research costs. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 109% to approximately $1,062,000 for 2021 from approximately $507,000 for 2020, primarily due to an increase in insurance costs.

Board of Directors fees and costs increased to approximately $123,000 for 2021 from approximately $70,000 for 2020. Board of Directors fees and costs include fees paid to our non-employee directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation increased to approximately $17,000 for 2021 from approximately $13,000 for 2020.  These expenses fluctuate slightly with equipment purchases and dispositions.

Freight and shipping expenses were approximately $18,000 for 2021 compared to approximately $5,000 for 2020. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We adjusted our valuation allowance to allow for 100% of the 2021 increase in our deferred tax asset and did not recognize an income tax benefit or provision for 2021 and 2020.

Liquidity and Capital Resources

Our cash increased to approximately $16,613,000 as of December 31, 2021, compared to approximately $12,846,000 as of December 31, 2020, primarily as the result of the sale of our securities in the public offering we closed in December 2021 described below. Our current assets less current liabilities were approximately $15,605,000 as of December 31, 2021, compared to approximately $10,378,000 at December 31, 2020. Cash used in operations was approximately $15,005,000 for the year ended December 31, 2021, compared to approximately $8,540,000 for 2020. The increase in cash used in operations is due primarily to our net loss and increasing expenses for our drug development and expansion strategy, which we intend to continue funding with the capital we raise.

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

On December 11, 2020 we sold an aggregate of 2,500,000 units at a price to the public of $5.00 per unit (the “2020 Public Offering”), each unit consisting of one share of our Common Stock, and a warrant to purchase one share of Common Stock at an exercise price of $5.00 per share (the “Warrants”), pursuant to an Underwriting Agreement we entered into with Maxim Group LLC (“Maxim”). In addition, pursuant to the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 375,000 additional shares of Common Stock, and/or 375,000 additional Warrants, to cover over-allotments in connection with the Offering, which Maxim partially exercised to purchase 375,000 Warrants on the closing date.

We received gross proceeds of $12,503,750 upon the initial closing of the 2020 Public Offering, before deducting underwriting discounts and commissions of eight percent (8%), and expenses. On December 22, 2020, we sold an additional 375,000 shares of Common Stock to Maxim upon its exercise of the balance of its over-allotment option, and received additional gross proceeds of $1,871,250 from such sale, bringing the total gross proceeds of the 2020 Public Offering to $14,375,000. The total expenses of the 2020 Public Offering were approximately $1,703,000 which included Maxim’s expenses relating to the offering.

Pursuant to the Underwriting Agreement, we issued warrants (the “Underwriter’s Warrants”) to Maxim to purchase up to a total of 57,500 shares of Common Stock (2% of the shares of Common Stock sold in the 2020 Public Offering). The Underwriter’s Warrants are exercisable at $6.25 per share of Common Stock and have a term of five years.

Subsequent to the closing of our December 2020 Public Offering through March 10, 2021, Warrants to purchase an aggregate of 1,654,184 shares of Common Stock were exercised resulting in gross proceeds to the Company of approximately $8,271,000.

On November 19, 2021 we sold 1,950,000 shares of our Common Stock in a public offering underwritten by Maxim at a price to the public of $6.00 per share, resulting in gross proceeds of $11,700,000, before deducting underwriting discounts and commissions of seven percent (7%), and expenses. The total expenses of this public offering were approximately $927,000, which included Maxim’s expenses relating to the offering.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through March 2023. We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our consolidated financial statements for the years ended December 31, 2021 and 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2021, we had approximately $37,510,000 in net state and federal operating loss carryforwards expiring from 2022 through 2037, including $29,000,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements for our year ended December 31, 2021. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

Revenue Recognition

Revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Codification Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2021, we fully reserved for our net deferred tax asset with an approximately $17,703,000 valuation allowance. We increased our valuation allowance by approximately $5,500,000 in 2021 to reduce our recognized deferred tax asset to zero.

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2021.

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

Stock Based Compensation

The value we assign to the options that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated. All stock-based awards are expensed on a straight-line basis over the vesting period of the options.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cyclo Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclo Therapeutics, Inc. and Subsidiaries, (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Company’s business plan and going concern considerations

Description of the Matter:

As discussed in Note 1 to the consolidated financials, the Company has incurred recurring losses.  As of December 31, 2021, the Company has an accumulated deficit of approximately $34,062,000. The Company believes expenses will continue to increase and therefore need to raise additional capital through the sale of securities for the foreseeable future to fund the development of the Company’s drug product candidates through clinical development, manufacturing, and commercialization. We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. Auditing management’s conclusions about whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued is subjective and requires significant judgement.

How We Addressed the Matter in Our Audit

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of controls over the Company’s process for determining their ability to continue as a going concern. These included controls related to the inputs and assumptions used to forecast cash flows in the liquidity analysis.

To test the Company’s conclusion about their ability to continue as a going concern, we obtained an analysis about their plans and reviewed all the positive and negative conditions. In addition to considering the impact of any subsequent events we received the Company’s estimated operating budget, including capital expenditures, for the year ending December 31, 2022 and for the period from January 1, 2023 through March 31, 2023. We examined the budget for reasonableness in addition to reviewing management’s plans and considered whether it is likely that the Company will have sufficient available cash to fund their continuing operations and meet their current obligations as they become due for a reasonable period of time, and that such plans can be effectively implemented.

We have served as the Company’s auditor since 2011.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

March 11, 2022

PCAOB ID Number 100

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,612,711	$12,846,113
Accounts receivable, net	493,113	71,017
Inventory, net	227,437	237,909
Current portion of mortgage note receivable	45,977	40,772
Prepaid insurance and services	42,246	126,474
Prepaid clinical expenses	2,014,851	727,952
Total current assets	19,436,335	14,050,237

FURNITURE AND EQUIPMENT, NET	59,583	53,910

RIGHT-TO-USE LEASE ASSET, NET	17,636	34,011

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	7,279	49,806

TOTAL ASSETS	$19,520,833	$14,187,964

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$19,245	$17,483
Current portion of note payable	133,712	114,029
Accounts payable and accrued expenses	3,677,979	3,541,041
Total current liabilities	3,830,936	3,672,553

LONG-TERM LIABILITIES
Long-term lease liability, less current portion	-	18,434
Long-term note payable, less current portion	18,034	44,495
Total long-term liabilities	18,034	62,929

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 and 10,000,000 shares authorized, 8,403,869 and 4,770,761 shares issued and outstanding at December 31, 2021 and 2020, respectively	841	477
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	64,019,513	44,513,841
Accumulated deficit	(48,348,491)	(34,061,836)
Total stockholders' equity	15,671,863	10,452,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,520,833	$14,187,964

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

REVENUES
Product sales	$1,585,756	$903,376

EXPENSES
Personnel	3,838,477	2,561,710
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	156,080	66,398
Research and development	9,153,780	6,096,445
Repairs and maintenance	10,708	7,188
Professional fees	1,474,911	536,876
Office and other	1,061,937	507,474
Board of Directors fees and costs	122,833	69,649
Depreciation	16,827	12,763
Freight and shipping	18,336	5,006
Bad debt expense	21,927	1,272
Total operating expenses	15,875,816	9,864,781

LOSS FROM OPERATIONS	(14,290,060)	(8,961,405)

OTHER INCOME
Investment and other income	3,405	19,802

LOSS BEFORE INCOME TAXES	(14,286,655)	(8,941,603)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(14,286,655)	$(8,941,603)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(2.24)	$(5.60)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,370,073	1,599,223

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2019	1,215,650	$122	$26,056,215	$(25,120,233)	$935,982

Sale of common stock, net of issuance fees	3,358,111	335	17,472,788	-	17,473,123

Sale of warrants	197,000	20	984,960	-	984,980

Net loss	-	-	-	(8,941,603)	(8,941,603)

Balance, December 31, 2020	4,770,761	477	44,513,841	(34,061,836)	10,452,482

Stock issued to employees	70,991	7	396,299	-	396,306

Stock issued to nonemployees	10,000	1	50,299	-	50,300

Exercise of warrants, net	1,602,117	161	7,990,940	-	7,991,101

Stock based compensation	-		295,578	-	295,578

Sale of common stock, net of issuance fees	1,950,000	195	10,772,556	-	10,772,751

Net loss	-	-	-	(14,286,655)	(14,286,655)

Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,286,655)	$(8,941,603)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,827	12,763
Bad debt expense	21,927	1,272
Stock compensation to employees	124,998	271,308
Stock compensation to nonemployees	50,300	-
Issuance of stock-based compensation	295,578	-
Increase or decrease in:
Accounts receivable	(444,023)	71,140
Inventory	10,472	4,721
Prepaid clinical expenses	(1,286,899)	(115,791)
Prepaid insurance and services	84,228	10,595
Other	(297)	412
Accounts payable and accrued expenses	408,246	144,998
Total adjustments	(718,643)	401,418

NET CASH USED IN OPERATING ACTIVITIES	(15,005,298)	(8,540,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(22,500)	(53,127)
Collections from mortgage note receivable	37,322	39,079

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,822	(14,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net of issuance costs	18,763,852	18,458,103
Proceeds from (payments on) PPP loan	(6,778)	158,524
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,757,074	18,616,627

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,766,598	10,062,394

CASH AND CASH EQUIVALENTS, beginning of year	12,846,113	2,783,719

CASH AND CASH EQUIVALENTS, end of year	$16,612,711	$12,846,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,525	$528
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	$446,606	$-

See accompanying Notes to Consolidated Financial Statements

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

We have also completed a Phase I/II clinical study approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. The Phase I/II study is evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC. The European/Israel study was similar to the U.S. study, providing for the administration of Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial but it differs in that the study period is for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. In March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™.   A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In December of 2021, the Company received IND clearance from the FDA to proceed with a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™. We expect to begin enrollment in this study during 2022.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

(c) LIQUIDITY AND GOING CONCERN––For the years ended December 31, 2021 and 2020, the Company incurred net losses of $14,286,655 and $8,941,603, respectively. The Company has an accumulated deficit of $48,348,491 at December 31, 2021. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For year ended December 31, 2021, the Company’s operations used $15,005,298 in cash, and at December 31, 2021, the Company had a cash balance of $16,612,711 and current assets less current liabilities of $15,605,000. We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. We intend to continue to raise such capital through the sale of equity securities from time to time, the issuance of debt securities, the sale or licensing of existing assets or assets in development, or from other non-dilutive funding mechanisms. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

Our consolidated financial statements for the years ended December 31, 2021 and 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(d) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less.

(e) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Customer account balances with invoices dated over 90 days old are considered past due. The Company does not accrue interest on past due accounts. Customer payments are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, applied to the oldest unpaid invoices. Accounts receivable at January 1, 2020 was approximately $143,000.

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $21,800 at December 31, 2021. An allowance for doubtful accounts was not deemed necessary at December 31, 2020.

(f) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was approximately $52,900 at December 31, 2021 and 2020.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(g) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors, and will be realized in the ordinary course of business.

(h) MORTGAGE NOTE RECEIVABLE––The mortgage note receivable is stated at amortized value, which is the amount we expect to collect.

(i) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

(j) REVENUE RECOGNITION––Revenues are recognized when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Codification (“ASC”) Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

(k) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(l) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(m) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred. Research and development expense primarily consists of product development, third-party contractors, and materials.

(n) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(o) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,048,186 and 3,287,661 common shares were antidilutive for 2021 and 2020, respectively. Additionally, outstanding options to purchase 222,700 shares of common stock were antidilutive for the year ended December 31, 2021. There were no stock options outstanding for the year ended December 31, 2020.

(p) STOCK BASED COMPENSATION–– The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

The Company periodically issues stock options under its 2021 Equity Incentive Plan. The Company uses the Black-Scholes valuation method to estimate the fair value of stock options at grant date. Compensation expense is recognized on the straight-line basis over the requisite service period, which is generally the vesting period.

(q) FAIR VALUE MEASUREMENTS AND DISCLOSURES––The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2021 or 2020.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At December 31, 2021 and 2020, the carrying value of the mortgage note receivable approximates fair value.

(r) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimate relates to inventory obsolescence and deferred tax valuation allowance. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(s) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS–– In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles and clarifying a handful of narrow issues within the broad topic of income tax accounting. The Company adopted ASU 2019-12 as of January 1, 2021 and the adoption had no material impart to the Company’s consolidated financial statements.

(t) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in  ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at December 31, 2021 and 2020.

(u) UNCERTAINTY––The COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any material disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Revenues by product are summarized as follows:

	Year Ended
	December 31,
	2021	2020
Trappsol® Cyclo™	$2,245	$30,096
Trappsol® HPB	673,916	527,488
Trappsol® Fine Chemical	714,662	330,008
Aquaplex®	185,004	7,018
Other	9,929	8,766
Total revenues	$1,585,756	$903,376

Substantially all of our sales of Trappsol® Cyclo™ for the years ended December 31, 2021 and 2020 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales are to one customer.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2021, four major customers accounted for 73% of total revenues. Accounts receivable balances for these major customers represent 94% of total accounts receivable at December 31, 2021. In 2020, three major customers accounted for 69% of total revenues. Accounts receivable balances for these major customers represent 74% of total accounts receivable at December 31, 2020.

Substantially all inventory purchases were from three vendors in 2021 and 2020. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2021, the product mix of our revenues consisted of 88% basic natural and chemically modified cyclodextrins and 12% cyclodextrin complexes. For the year ended December 31, 2020, the product mix of our revenues consisted of 3% biopharmaceuticals, 96% basic natural and chemically modified cyclodextrins, and 1% cyclodextrin complexes.

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

Year Ending
December 31,	Principal
2022	$45,977
2023	7,279
$53,256

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

(6) FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following as of December 31:

	2021	2020
Machinery and equipment	$67,151	$67,151
Office furniture	74,490	51,990
	141,641	119,141
Less: accumulated depreciation	82,058	65,231

Furniture and equipment, net	$59,583	$53,910

Depreciation expense for the years ended December 31, 2021 and 2020 was $16,827 and $12,763, respectively.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(7) LEASES:

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating costs or general and administrative expense.  Variable lease payments are expensed as incurred. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

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

Operating lease assets are recorded net of accumulated amortization of $50,385 as of December 31, 2021. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense for the years ended December 31, 2021 and 2020 was $17,636 and $17,006, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2021:

Year ending December 31,	Amount
2022	$19,245
Total	$19,245

(8) NOTE PAYABLE:

On May 4, 2020, the Company’s wholly-owned subsidiary Cyclodextrin Technologies Development, Inc., borrowed $158,524 (the "PPP Loan") from BBVA USA (which was acquired by PNC Bank in June 2021), under the Paycheck Protection Program which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on September 5, 2021. Under the Paycheck Protection Program, the loan may be partially or wholly forgiven if the loan is used to fund certain qualifying expenses as described in the CARES Act. The Company believes it has used all of the loan proceeds for qualifying expenses, and has applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. In the event the PPP Loan is not forgiven, maturities of this note payable over the term of this note and in the aggregate are as follows:

Year Ending December 31,	Amount
2022	$133,712
2023	18,034
Total	$151,746

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company expensed $124,998 in employee stock compensation in 2021 relating to the issuance of 17,053 shares to an officer upon her hiring in September 2021. These shares were valued using quoted market values.  The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations. In 2020, the Company did not issue shares of common stock for compensation. The Company issued 53,938 shares to employees in January 2021 with a value of $271,308 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2020.

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

In January 2021, the Company issued 10,000 shares of common stock with a value of $50,300 to a consultant for services.

During 2021, warrants issued in our December 2020 Public Offering to purchase an aggregate of 1,599,204 shares of common stock were exercised, resulting in gross proceeds to the Company of $7,991,101.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(9) EQUITY TRANSACTIONS: (CONTINUED)

In March 2021, warrants to purchase an aggregate of 9,436 shares of common stock were exercised on a cashless basis, resulting in the issuance of 2,913 shares of common stock.

On November 19, 2021 the Company sold 1,950,000 shares of common stock in a public offering underwritten by Maxim, at a price to the public of $6.00 per share, resulting in gross proceeds of $11,700,000, before deducting underwriting discounts and commissions of seven percent (7%), and expenses. The total expenses of this offering were approximately $927,000, which included Maxim’s expenses relating to the offering.

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2019	633,213
Issued	3,226,448
Exercised	(197,000)
Expired	-
Warrants outstanding, December 31, 2020	3,662,661
Issued	-
Exercised	(1,599,204)
Expired	(15,271)
Warrants outstanding, December 31, 2021	2,048,186

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates at December 31, 2021:

Warrants Issued	Exercise Price	Expiration Date

1,560	$50	July 2022
780	$50	August 2022
1,000	$55	June 2023
84,800	$25	June 2023
60,837	$35	February 2024
2,400	$25	October 2024
57,600	$25	October 2024
302,379	$9.37	November 2024
80,000	$25	April 2025
35,200	$65	December 2025
2,223	$11	September 2025
283,111	$15	September 2027
1,078,796	$5	December 2025
57,500	$6.25	December 2025
2,048,186

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(10) PREFERRED STOCK:

The Company’s Articles of Incorporation provide for 5,000,000 shares of “blank check” preferred stock. At December 31, 2021 and 2020, no shares of preferred stock were outstanding or designated.

(11) INCOME TAXES:

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $17,703,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2021, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

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

We have available at December 31, 2021, unused federal and state net operating loss carryforwards totaling approximately $37,510,000 that may be applied against future taxable income.

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2024	$66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,481,000
Indefinite	29,112,000
Total	$37,510,000

A change in ownership pursuant to Section 382 of the Internal Revenue Code occurred during 2014. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation. At December 31, 2021, the amount of net operating losses subject to an annual Section 382 limitation has not been determined.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $8,104,000 at December 31, 2021.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(11) INCOME TAXES: (CONTINUED)

For 2021 we did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $5,500,000 from 2020 to 2021, which is primarily the result of an additional net operating loss for 2021. We increased our valuation allowance to offset this increase in our deferred tax asset.

For 2020 we did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $3,302,000 from 2019 to 2020, which is primarily the result of an additional net operating loss for 2020. We increased our valuation allowance to offset this increase in our deferred tax asset.

Significant components of our deferred Federal income taxes were as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,570,000	$6,214,000
Tax credits	8,104,000	5,816,000
Impairment allowances	13,000	13,000
Stock-based compensation	-	67,000
Other	99,000	75,000
Less valuation allowance	(17,703,000)	(12,183,000)
Deferred tax asset, net of valuation	83,000	2,000
Deferred tax liabilities:
Property and equipment	(8,000)	(2,000)
Stock-based compensation	(75,000)	-
Deferred tax liabilities	(83,000)	(2,000)
Net tax assets	$-	$-

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2021, the Florida corporate state income tax rate was reduced from 4.458% to 3.535%. Effective January 1, 2022, the Florida corporate state income tax rate will increase to 5.50%. The impact of these rate changes in 2021 was an increase in the Company’s deferred tax asset and the corresponding valuation allowance of approximately $399,000.

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2021 and 2020, is summarized as follows:

	2021	2020

Tax benefit (expense) at Federal statutory rate	21%	21%
Effect of State taxes	2%	3%
Effect of tax rate change	3%	-
Tax credits	16%	17%
Nondeductible expenses	(3)%	(4)%
Valuation allowance – deferred tax assets	(39)%	(37)%
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. Federal jurisdiction, and in the State of Florida. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2017.

The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes, and determined that there are no uncertain tax positions that would have a material impact on the consolidated financial statements of the Company. When applicable, interest and penalties will be reflected as a component of income tax expense.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(12) EMPLOYEE BENEFIT PLAN:

The Company’s employees who have satisfied certain eligibility requirements are entitled to participate in a 401(k) plan through the Company’s professional employer organization (PEO). Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2021 and 2020, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $49,165 and $41,031 for 2021 and 2020, respectively.

(13) EQUITY INCENTIVE PLANS:

On August 29, 2019, the Company’s stockholders approved the Company’s  2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2019 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of December 31, 2021, we had awarded 68,437 shares of common stock as awards under the 2019 Plan, with no shares of common stock remaining available for future awards under the 2019 Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. During the year ended December 31, 2021, we awarded 17,053 shares of common stock and granted options to purchase 222,700 shares of common stock under the 2021 Plan, with 2,760,247 shares of common stock remaining available for future awards.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(13) EQUITY INCENTIVE PLANS: (CONTINUED)

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended  December 31, 2021 and 2020:

	2021			2020
Dividend yield		-%		N/A
Expected volatility	91.5	–	92.7%	N/A
Risk-free interest rate		0.43%		N/A
Expected lives (years)	5	-	6.25	N/A

The weighted-average fair value of options granted during the year ended December 31, 2021, as determined under the Black-Scholes valuation model, was $5.28 and $5.64 per share. We did not have any options outstanding prior to January 1, 2021.

The following is a summary of the stock option activity for the year ended December 31, 2021:

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual Life
	Shares	Price	Value	(years)
Stock options outstanding at December 31, 2020	-	$-	$-
Granted	222,700	7.45	3,094
Exercised	(-)	-	$-
Forfeited/Expired	(-)	-
Stock options outstanding at December 31, 2021	222,700	$7.45	$3,094	9.7
Stock options exercisable at December 31, 2021	54,349	$7.44	$3,094	9.7

Unrecognized compensation expense related to unvested stock options was $945,166 as of December 31, 2021, which is expected to be recognized over a weighted-average period of 9.7 years and will be adjusted for forfeitures as they occur.

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

DECEMBER 31, 2021 AND 2020

(15) RELATED PARTY TRANSACTIONS:

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine receives an annual salary of $275,333. In addition, he was awarded a cash bonus of $75,000 and $15,000 in 2021 and 2020, respectively. Also in 2021, Joshua Fine was awarded stock options with a value of $184,588 that vest over 4 years.

Rebecca A. Fine, the daughter of our Chief Executive Officer, provides executive assistant services. In 2021, Ms. Fine received a salary of $90,000 and a cash bonus of $15,000. In 2021 Ms. Fine was also awarded stock options with a value of $5,030 that vest over 4 years. In 2020, Ms. Fine received a salary of $72,933 and a cash bonus of $6,250.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary was $149,800 and $107,200 in 2021 and 2020, respectively. In addition, he received cash bonuses of $30,000 and $12,250 in 2021 and 2020, respectively. In 2021 Mr. Strattan was also awarded stock options with a value of $82,535 that vest over 4 years.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator, at an annual salary of $90,000 in 2021. In addition, she received a cash bonus of $15,000 in 2021. In 2021 Ms. Strattan was also awarded stock options with a value of $5,030 that vest over 4 years. In 2020, Ms. Strattan received an annual salary of $78,000 and a cash bonus of $7,896.

(16) SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as describe below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Executive Employment Agreements

On February 28, 2022,  the Company entered into written Employments Agreements (the “Employment Agreements”) with N. Scott Fine, the Company’s Chief Executive Officer; Michael Lisjak, the Company’s Chief Regulatory Officer; Joshua Fine, the Company’s Chief Financial Officer; and Jeffrey Tate, the Company’s Chief Operating & Quality Officer (together, the “Executives”). The Employment Agreements include the following material terms:

●

The Executives will be paid initial base salaries of $540,750 for Mr. Scott Fine, $342,990 for Mr. Lisjak, $335,780 for Mr. Josh Fine and $309,000 for Mr. Tate, representing a 3% increase in the base salaries of the Executives in effect prior to the execution of the Employment Agreements.

●	Each Executive is eligible to receive an annual raise in his base salary targeted at 3%, in addition to any additional increase approved by the Company.

●	Each Employment Agreement is for a two year term, subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal prior to the then end of the term.

●	Each Executive is entitled to an annual cash bonus targeted at a percentage of his base salary as set forth below:

Officer	Percentage of Base Salary
N. Scott Fine	50%
Michael Lisjak	35%
Joshua Fine	40%
Jeffrey Tate	35%

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(16) SUBSEQUENT EVENTS: (CONTINUED)

●

Each Executive was awarded an option to purchase a number of shares of the Company’s common stock upon execution of the Employment Agreement, and is entitled to be awarded annually an option to purchase a number of shares of common stock of the Company targeted at a percentage of the Company’s outstanding shares of common stock on the date of grant, in each case, as set forth below:

Officer	Initial Option Grant	Annual Option Grant
N. Scott Fine	74,907	0.89%
Michael Lisjak	31,141	0.37%
Joshua Fine	31,141	0.37%
Jeffrey Tate	31,141	0.37%

●

In the event of the termination of the Executive’s employment by the Company other than for Cause (as defined in the Employment Agreements), the Executive will be entitled to continued payment of base salary for one year; and if such termination occurs within 12 months following a “Change of Control,” all unvested stock options of the terminated Executive shall immediately vest in full.

●

Upon the termination Mr. Scott Fine’s employment by the Company other than for Cause absent a Change of Control, all unvested stock options that would have vested within 12 months following such termination will immediately vest.

●	Each Executive is subject to confidentiality, non-compete, non-solicitation and work-for-hire provisions.

Extension of PPP Loan

On February 25, 2022, the maturity date of the PPP Loan was extended by three years, from  May 4, 2022 to May 4, 2025.  The Company believes that it has used all of the proceeds of the PPP Loan for qualifying expenses, and that the PPP Loan will be forgiven in accordance with the terms of the CARES Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc., filed June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021).

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021).
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

10.2†

Employment Agreement between the Company and N. Scott Fine, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2015).

10.3†

Amendment to Employment Agreement between the Company and N. Scott Fine, dated as of November 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2017).

10.4

Promissory Note in the original principal amount of $265,000, dated January 21, 2016, by Crit, Inc. DBA Commercial Gates & Electric, in favor of CTD Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2016).

10.5

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

10.7†

Employment Agreement between the Company and Dr. Sharon H. Hrynkow, dated as of September 14, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.8†

Amendment to Employment Agreement between the Company and Dr. Sharon H. Hrynkow, dated as of November 8, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.9†	2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed July 19, 2019).
10.10†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2021).
10.11

Promissory Note, dated May 4, 2020, by Cyclodextrin Technologies Development, Inc., a wholly-owned subsidiary of the Company, in favor of BBVA USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2020).

10.12†	Employment Agreement between the Company and N. Scott Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.13†	Employment Agreement between the Company and Lise Kjems, dated as of September 27, 2021.*
10.14†	Employment Agreement between the Company and Michael Lisjak, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.14†	Employment Agreement between the Company and Joshua Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.14†	Employment Agreement between the Company and Jeffrey Tate, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 2, 2022).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed April 16, 2018).
23.1	Consent of WithumSmith+Brown, PC*
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.1	Section 1350 Certification of Principal Financial Officer *
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive officer) Date: March 11, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joshua M. Fine
	N. SCOTT FINE Chief Executive Officer; Director (principal executive officer)		JOSHUA M. FINE Chief Financial Officer (principal financial and accounting officer)
Date: March 11, 2022			Date: March 11, 2022

By:	/s/ C.E. Rick Strattan		By:	/s/ William S. Shanahan
	C.E. RICK STRATTAN Director			WILLIAM S. SHANAHAN Director
Date: March 11, 2022			Date: March 11, 2022

By:	/s/ Jeffrey L. Tate		By:	/s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director			F. PATRICK OSTRONIC Director
Date: March 11, 2022			Date: March 11, 2022

By:	/s/ Markus W. Sieger		By:	/s/ Randall M. Toig
	MARKUS W. SIEGER Chairman of the Board, Director			RANDALL M. TOIG Director
Date: March 11, 2022			Date: March 11, 2022