Form 10-Q
period 2022-03-31
Cyclo Therapeutics, Inc.
filed 2022-05-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2022

or

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

As of May 6, 2022 the Company had outstanding 8,416,552 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,798,556	$16,612,711
Accounts receivable, net	118,375	493,113
Inventory, net	221,056	227,437
Current portion of mortgage note receivable	39,340	45,977
Prepaid insurance and services	231,614	42,246
Prepaid clinical expenses	3,441,285	2,014,851
Total current assets	15,850,226	19,436,335

FURNITURE AND EQUIPMENT, NET	59,442	59,583

RIGHT-TO-USE LEASE ASSET, NET	14,488	17,636

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	-	7,279

TOTAL ASSETS	$15,924,156	$19,520,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$14,560	$19,245
Current portion of PPP loan	-	133,712
Accounts payable and accrued expenses	2,861,582	3,677,979
Total current liabilities	2,876,142	3,830,936

LONG-TERM LIABILITIES
Long-term PPP loan, less current portion	-	18,034

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 8,415,196 and 8,403,869 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	842	841
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Additional paid-in capital	64,167,254	64,019,513
Accumulated deficit	(51,120,082)	(48,348,491)
Total stockholders' equity	13,048,014	15,671,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,924,156	$19,520,833

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES
Product sales	$194,904	$358,133

EXPENSES
Personnel	1,216,905	559,324
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	16,464	34,596
Research and development	1,084,052	3,258,115
Repairs and maintenance	4,323	1,666
Professional fees	412,055	222,871
Office and other	294,176	313,774
Board of Directors fees and costs	92,125	-
Depreciation	4,741	3,550
Freight and shipping	4,520	1,513
Total operating expenses	3,129,361	4,395,409

LOSS FROM OPERATIONS	(2,934,457)	(4,037,276)

OTHER INCOME
Investment and other income	4,342	661
Gain on forgiveness of PPP loan	158,524	-
Total other income	162,866	661

LOSS BEFORE INCOME TAXES	(2,771,591)	(4,036,615)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,771,591)	$(4,036,615)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.33)	$(0.76)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,411,798	5,333,806

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

Stock issued to nonemployees	11,327	1	41,003	-	41,004

Stock-based compensation	-		106,738	-	106,738

Net loss	-	-	-	(2,771,591)	(2,771,591)

Balance, March 31, 2022	8,415,196	$842	$64,167,254	$(51,120,082)	$13,048,014

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

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,771,591)	$(4,036,615)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,741	3,550
PPP loan forgiveness	(158,524)	-
Stock-based compensation	106,738	50,300
Stock issued to nonemployees	41,004	-
Net change in operating lease assets and liabilities	(1,537)	117
Changes in operating assets and liabilities:
Accounts receivable, net	374,738	(100,847)
Inventory, net	6,381	(19,925)
Prepaid clinical expenses	(1,426,434)	(1,088,681)
Prepaid insurance and services	(189,368)	(93,278)
Accounts payable and accrued expenses	(816,397)	358,560
Total adjustments	(2,058,658)	(890,204)

NET CASH USED IN OPERATING ACTIVITIES	(4,830,249)	(4,926,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,600)	-
Collections from mortgage note receivable	13,916	3,332

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,316	3,332

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	-	7,584,092
Payments on PPP loan	(8,159)	-
Refund of PPP loan payments	14,937	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,778	7,584,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,814,155)	2,660,605

CASH AND CASH EQUIVALENTS, beginning of period	16,612,711	12,846,113

CASH AND CASH EQUIVALENTS, end of period	$11,798,556	$15,506,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$269

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited.

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also completed a Phase I/II clinical study approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the U.S. study, the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and these notes, have been prepared in accordance with Generally Accepted Accounting Principles and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $21,800 at March 31, 2022 and December 31, 2021.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,900 at March 31, 2022 and December 31, 2021.

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

(i) REVENUE RECOGNITION––Revenues are recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Codification (“ASC”) Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Product revenues

In the U.S., we sell our products to the end user or wholesale distributors. In other countries, we sell our products primarily to wholesale distributors and other third-party distribution partners. These customers subsequently resell our products to health care providers and patients.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(l) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred. Research and development expense primarily consists of product development, third-party contractors, salaries and materials.

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,048,186 and 2,130,268 common shares were antidilutive for the three months ended March 31, 2022 and March 31, 2021. Additionally, outstanding options to purchase 412,263 and 0 shares of common stock were antidilutive for the three months ended March 31, 2022 and March 31, 2021.

(o) STOCK-BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants.  In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at March 31, 2022 and December 31, 2021.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At March 31, 2022 and December 31, 2021, the carrying value of the mortgage note receivable approximates fair value.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(q) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation and warrant liability valuation. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

(s) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in  ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at March 31, 2022 and December 31, 2021.

(t) LIQUIDITY AND GOING CONCERN––For the three months ended March 31, 2022, the Company incurred a net loss of approximately $2,772,000. The Company has an accumulated deficit of approximately $51,120,000  at March 31, 2022. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For three months ended March 31, 2022, the Company’s operations used approximately $4,830,000 in cash, and at March 31, 2022, the Company had a cash balance of approximately $11,799,000 and current assets less current liabilities of approximately $12,974,000. We will need to raise additional capital through the sale of our securities, the issuance of debt, the sale or licensing of existing assets or assets in development or from non-dilutive funding mechanism from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Our consolidated financial statements for the three months ended March 31, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(u) UNCERTAINTY––COVID-19 is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities.  While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Revenues by product are summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
Trappsol® Cyclo™	$-	$1,840
Trappsol® HPB	64,573	201,348
Trappsol® Fine Chemical	129,703	142,495
Aquaplex®	628	11,276
Other	-	1,174
Total revenues	$194,904	$358,133

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2021 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three months ended March 31, 2022 and March 31, 2021 were to one customer.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended March 31, 2022 four major customers accounted for 75% of total revenues. For the three months ended March 31, 2021, five major customers accounted for 77% of total revenues.

Substantially all inventory purchases were from three vendors in 2022 and 2021. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the three months ended March 31, 2022, the product mix of our revenues consisted of 99.7% basic natural and chemically modified cyclodextrins and .3% cyclodextrin complexes. For the three months ended March 31, 2021, the product mix of our revenues consisted of 1% biopharmaceuticals, 96% basic natural and chemically modified cyclodextrins and 3% cyclodextrin complexes.

(4) MORTGAGE NOTE RECEIVABLE:

On January 21, 2016, we sold our real property located in High Springs, Florida, to an unrelated party. Pursuant to the terms of the sale, at the closing, the buyer paid $10,000 in cash, less selling costs and settlement charges, and delivered to us a promissory note in the principal amount of $265,000, and a mortgage in our favor securing the buyer’s obligations under the promissory note. The promissory note provides for monthly payments of $3,653, including principal and interest at 4.25%, over a seven-year period that commenced March 1, 2016, with the unpaid balance due in February 2023.

(5) NOTE PAYABLE:

On May 4, 2020, the Company’s wholly owned subsidiary, Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program (PPP) which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The loan matures on May 4, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on September 5, 2021. Under the Paycheck Protection Program, the loan may be partially or wholly forgiven if the loan is used to fund certain qualifying expenses as described in the CARES Act. The full amount of the loan, including accrued interest at a rate of 1% was forgiven in March 2022, and, as a result, the balance forgiven is presented separately as gain on the forgiveness of PPP loan in the accompanying consolidated statement of operations.

(6) EQUITY TRANSACTIONS:

On June 24, 2021, following the approval of the Company’s stockholders at its annual meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

The Company did not expense any employee and board member stock compensation for the three months ended March 31, 2022 or 2021, respectively. The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our statement of operations. In the three months ended March 31, 2022, the Company issued 11,327 shares to board members in January 2022 with a value of $41,004 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2021. In the three months ended March 31, 2021, the Company issued 53,938 shares to board members in January 2021 with a value of $271,308 at the time of issuance, with respect to which compensation expense in that amount had been accrued as of December 31, 2021.

In January 2021, the Company issued 10,000 shares of common stock with a value of $50,300 to a consultant for services.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) EQUITY TRANSACTIONS: (CONTINUED)

During 2021, warrants to purchase an aggregate of 1,599,204 shares of common stock were exercised, resulting in gross proceeds to the Company of $7,991,101.

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

As of March 31, 2022, the Company had warrants outstanding to purchase 2,048,186 shares of common stock at exercise prices of $5.00 - $50.00 per share that expire at various dates through 2027. In addition, there are currently outstanding seven-year warrants to purchase (i) 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, (ii) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (iii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 17,681 additional shares of our common stock at an aggregate exercise price of $474,852.

(7) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2022 and 2021, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2022, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2022, we had awarded 28,380 shares of common stock and granted options to purchase 412,263 shares of common stock under the 2021 Plan, with 2,559,357 shares of common stock remaining available for future awards.

During the three months ended March 31, 2022, the Company granted options to purchase 209,892 shares of common stock at exercise prices ranging from $3.26 to $3.39 per share to employees and members of its board of directors. Under the option agreements, the options vest either immediately or in equal quarterly installments over four years, and have a 10-year term. The options granted during the three months ended March 31, 2022 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.00 to 6.25 years; (ii) risk free interest rate of 1.83% to 1.97%; (iii) expected volatility of 90.5% to 92.3%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three months ended March 31, 2022 ranged from $2.42 to $2.47 per share.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net loss	$(2,771,591)	$(4,036,615)
Denominator	8,411,798	5,333,806
Weighted-average common shares outstanding, basic and diluted	$(0.33)	$(0.76)

The Company reported a net loss for the three months ended March 31, 2022 and 2021, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2022	2021
Stock options	412,263	-
Warrants	2,048,186	2,130,268

(10) SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date these financial statements were issued and filed with the Securities and Exchange Commission, and has determined there were no such events that warrant disclosure or recognition in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2021.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. All amounts presented herein are rounded to nearest $1,000.

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of disease. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal cholesterol metabolism disease that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also completed a Phase I/II clinical study approved by several European regulatory bodies, including those in the United Kingdom, Sweden and Italy, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the U.S. study, the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). The first patient was dosed in this study in July 2017, and in March of 2021 we announced that 100% of patients who completed the trial improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase II study of Trappsol® Cyclo™ for the treatment of NPC.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. We expect to begin enrollment in this study during 2022.

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

Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

We reported a net loss of approximately $2,772,000 for the three months ended March 31, 2022, compared to a net loss of approximately $4,037,000 for the three months ended March 31, 2021.

Total revenues for the three month period ended March 31, 2022 decreased 46% to approximately $195,000 compared to approximately $358,000 for the same period in 2021. Our change in the mix of our product sales for the three months ended March 31, 2022 and 2021 is as follows:

Trappsol® Cyclo HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients. We did not sell any Trappsol® Cyclo™ for the three month period ended March 31, 2022, compared to approximately $2,000 for the three month period ended March 31, 2021. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 68% for the three month period ended March 31, 2022, to approximately $65,000 from approximately $201,000 for the three months ended March 31, 2021.

Trappsol® other products

Our sales of other Trappsol® other products decreased by 9% for the three month period ended March 31, 2022, to approximately $130,000 from approximately $142,000 for the three months ended March 31, 2021.

Aquaplex®

Our sales of Aquaplex® for the three month period ended March 31, 2022 were approximately $1,000, as compared to sales of Aquaplex® for the three months ended March 31, 2021 of approximately $11,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2022, our four largest customers accounted for 75% of our sales; the largest accounted for 25% of sales. During the three months ended March 31, 2021, our five largest customers accounted for 77% of our sales; the largest accounted for 24% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2022 decreased 54% to approximately $16,000 from approximately $35,000 for the same period in 2021. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 8% for the three months ended March 31, 2022 and 10% for the three months ended March 31, 2021. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2021, or the first three months of 2022.

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

Personnel expenses increased by 118%, to approximately $1,217,000 for the three months ended March 31, 2022 from approximately $559,000 for the three months ended March 31, 2021. The increase in personnel expense is due to the hiring of a Chief Medical Officer in September 2021. Additionally the increase was due to the accrual of bonuses as a result of target bonuses approved by our Board of Directors for our executive officers in the three months ended March 31, 2022; and increased non-cash compensation costs resulting from the award of stock options in the three months ended March 31, 2022. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses decreased 67% to approximately $1,084,000 for the three months ended March 31, 2022, from approximately $3,258,000 for the three months ended March 31, 2021. Research and development expenses as a percentage of our total operating expenses decreased to 35% for the three months ended March 31, 2022 from 74% for the three months ended March 31, 2021. The decrease in research and development expense in the more recent period was related to the timing of startup costs in our clinical programs in the prior year period.

Professional fees increased 87% to approximately $416,000 for the three months ended March 31, 2022, compared to approximately $223,000 for the three months ended March 31, 2021. Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 6% to approximately $294,000 for the three months ended March 31, 2022, compared to approximately $314,000 for the three months ended March 31, 2021 due primarily to a decrease in investor relations costs.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2022, and 2021, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $11,799,000 as of March 31, 2022, compared to approximately $16,613,000 as of  December 31, 2021. Our current assets less current liabilities were approximately $12,974,000 as of March 31, 2022, compared to approximately $15,605,000 at December 31, 2021. Cash used in operations was approximately $4,830,000 for the three months ended March 31, 2022, compared to approximately $4,927,000 for the same period in 2021.

We borrowed approximately $158,000 under the Paycheck Protection Program in May 2020. The full amount of the loan plus accrued interest was forgiven in March 2022 because the loan was used to fund certain qualifying expenses as described in the CARES Act.

The Company has continued to realize losses from operations. However, as a result of our recent public offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 12 months. We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our consolidated financial statements for the three months ended March 31, 2022 and the year ended December 31, 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We had no off-balance sheet arrangements as of March 31, 2022.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2022. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in our Annual Report on Form 10-K for our year ended December 31, 2021 that we filed with the Securities and Exchange Commission on March 11, 2022.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

CYCLO THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: May 12, 2022	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)