Form 10-Q
period 2022-06-30
Cyclo Therapeutics, Inc.
filed 2022-08-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2022

or

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

☐Yes ☒ No

As of August 15, 2022 the Company had outstanding 8,439,435 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,453,391	$16,612,711
Accounts receivable, net	409,932	493,113
Inventory, net	260,613	227,437
Current portion of mortgage note receivable	28,762	45,977
Prepaid insurance and services	186,217	42,246
Prepaid clinical expenses	3,438,121	2,014,851
Total current assets	11,777,036	19,436,335

FURNITURE AND EQUIPMENT, NET	54,701	59,583

RIGHT-TO-USE LEASE ASSET, NET	10,078	17,636

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	-	7,279

TOTAL ASSETS	$11,841,815	$19,520,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$9,805	$19,245
Current portion of note payable	-	133,712
Accounts payable and accrued expenses	2,091,968	3,677,979
Total current liabilities	2,101,773	3,830,936

LONG-TERM LIABILITIES
Long-term note payable, less current portion	-	18,034

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 8,439,435 and 8,403,869 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	844	841
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Additional paid-in capital	64,311,270	64,019,513
Accumulated deficit	(54,572,072)	(48,348,491)
Total stockholders' equity	9,740,042	15,671,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,841,815	$19,520,833

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES
Product sales	$541,886	$238,590	$736,790	$596,723

EXPENSES
Personnel	970,759	542,192	2,187,664	1,101,516
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	73,667	30,158	90,131	64,754
Research and development	1,874,383	2,643,544	2,958,435	5,901,659
Repairs and maintenance	3,675	1,647	7,998	3,313
Professional fees	649,842	373,618	1,061,897	596,489
Office and other	291,611	241,739	585,787	555,513
Board of Director fees and costs	124,131	-	216,256	-
Depreciation	4,741	4,863	9,482	8,413
Freight and shipping	5,101	1,281	9,621	2,794
Total operating expenses	3,997,910	3,839,042	7,127,271	8,234,451

LOSS FROM OPERATIONS	(3,456,024)	(3,600,452)	(6,390,481)	(7,637,728)

OTHER INCOME
Investment and other income	4,034	3,054	8,376	3,715
Gain on forgiveness of PPP loan	-	-	158,524	-
Total other income	4,034	3,054	166,900	3,715

LOSS BEFORE INCOME TAXES	(3,451,990)	(3,597,398)	(6,223,581)	(7,634,013)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,451,990)	$(3,597,398)	$(6,223,581)	$(7,634,013)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.41)	$(0.56)	$(0.74)	$(1.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,424,003	6,368,025	8,417,901	5,842,100

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

Stock issued to nonemployees	11,327	1	41,003	-	41,004

Stock-based compensation	-	-	106,738	-	106,738

Net loss	-	-	-	(2,771,591)	(2,771,591)

Balance, March 31, 2022	8,415,196	842	64,167,254	(51,120,082)	13,048,014

Stock issued to employees	7,500	1	15,749	-	15,750

Stock issued to nonemployees	16,739	1	41,255	-	41,256

Stock-based compensation	-	-	87,012	-	87,012

Net loss	-	-	-	(3,451,990)	(3,451,990)

Balance, June 30, 2022	8,439,435	$844	$64,311,270	$(54,572,072)	$9,740,042

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

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,223,581)	$(7,634,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,482	8,413
Gain on forgiveness of PPP loan	(158,524)	-
Stock-based compensation	193,750	50,300
Stock issued to employees	15,750	271,308
Stock issued to nonemployees	82,260	-
Changes in operating assets and liabilities:
Accounts receivable, net	83,181	(111,414)
Inventory, net	(33,176)	(31,021)
Prepaid clinical expenses	(1,423,270)	(1,263,914)
Prepaid insurance and services	(143,971)	(45,717)
Accounts payable and accrued expenses	(1,587,893)	(610,727)
Total adjustments	(2,962,411)	(1,732,772)

NET CASH USED IN OPERATING ACTIVITIES	(9,185,992)	(9,366,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(4,600)	(22,500)
Collections from mortgage note receivable	24,494	20,169
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,894	(2,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	-	7,986,101
Payments on PPP loan	(8,159)	-
Refund of PPP loan payments	14,937	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,778	7,986,101

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,159,320)	(1,383,015)

CASH AND CASH EQUIVALENTS, beginning of period	16,612,711	12,846,113

CASH AND CASH EQUIVALENTS, end of period	$7,453,391	$11,463,098

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited.

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

(b) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The interim consolidated financial statements, and these notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The interim consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $21,800 at June 30, 2022 and December 31, 2021.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was $52,900 at June 30, 2022 and December 31, 2021.

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

For additional information on our revenues, please read Note 2, Revenues, to these interim consolidated financial statements.

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

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,048,186 common shares were antidilutive for the three and six months ended June 30, 2022, and 2,050,221 common shares were antidilutive for the three and six months ended June 30, 2021. Additionally, outstanding options to purchase 412,263 and  425,646 shares of common stock were antidilutive for the three and six months ended June 30, 2022, and 0 shares of common stock were antidilutive for the three and six months ended June 30, 2021.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at June 30, 2022 and December 31, 2021.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At June 30, 2022 and December 31, 2021, the carrying value of the mortgage note receivable approximates fair value.

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

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS––In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements. The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the consolidated financial statements.

(s) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in  ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at June 30, 2022 and December 31, 2021.

(t) LIQUIDITY AND GOING CONCERN––For the three and six months ended June 30, 2022, the Company incurred net losses of approximately $3,452,000 and $6,224,000, respectively. The Company has an accumulated deficit of approximately $54,572,000 at June 30, 2022. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For six months ended June 30, 2022, the Company’s operations used approximately $9,186,000 in cash, and at June 30, 2022, the Company had a cash balance of approximately $7,453,000 and current assets less current liabilities of approximately $9,675,000. We will need to raise additional capital through the sale of our securities, the issuance of debt, the sale or licensing of existing assets or assets in development or from non-dilutive funding mechanism from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

Our consolidated financial statements for the three and six months ended June 30, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues by product are summarized as follows:

	Three Months Ended June, 30		Six Months Ended June 30,
	2022	2021	2022	2021
Trappsol® Cyclo™	$700	$90	$700	$1,930
Trappsol® HPB	357,032	55,753	421,605	257,101
Trappsol® Fine Chemical	178,621	166,474	308,324	308,969
Aquaplex®	188	11,716	816	22,992
Other	5,345	4,557	5,345	5,731
Total revenues	$541,886	$238,590	$736,790	$596,723

Substantially all of our sales of Trappsol® Cyclo™ for the three and six months ended June 30, 2022 and 2021 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three and six months ended June 30, 2022 and 2021 were to one customer.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended June 30, 2022, three customers accounted for 63% of total revenues. For the six months ended June 30, 2022, four major customers accounted for 66% of total revenues. For the three months ended June 20, 2021, three major customers accounted for 80% of total revenues. For the six months ended June 30, 2021, three major customers accounted for 64% of total revenues.

Substantially all inventory purchases were from three vendors in 2022 and 2021. These vendors are located primarily outside the United States. We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the six months ended June 30, 2022, the product mix of our revenues consisted of 99.9% basic natural and chemically modified cyclodextrins and .1% cyclodextrin complexes. For the three months ended June 30, 2022 the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the six months ended June 30, 2021, the product mix of our revenues consisted of 96% basic natural and chemically modified cyclodextrins and 4% cyclodextrin complexes. For the three months ended June 30, 2021, the product mix of our revenues consisted of 95% basic natural and chemically modified cyclodextrins and 5% cyclodextrin complexes

(4) MORTGAGE NOTE RECEIVABLE:

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

(5) NOTE PAYABLE:

On May 4, 2020, the Company’s wholly owned subsidiary, Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program (PPP) which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loan matured on May 4, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on September 5, 2021. Under the Paycheck Protection Program, because the loan was used to fund certain qualifying expenses as described in the CARES Act, the full amount of the loan, including accrued interest, was forgiven in March 2022. As a result, the balance forgiven is presented separately as gain on the forgiveness of PPP loan in the accompanying consolidated statement of operations.

(6) EQUITY TRANSACTIONS:

On June 24, 2021, following the approval of the Company’s stockholders at its annual meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

The Company issued 7,500 and 0 shares with a value of $15,750 and $0 to an employee in the three months and six months ended June 30, 2022, respectively. The Company expensed $15,750 and $0 in employee stock compensation for the three months and six months ended June 30, 2022 and 2021, respectively.

The Company issued 5,000 and 0 shares with a value of $10,500 and $0 to a board member in the three months and six months ended June 30, 2022. The Company expensed $10,500 and $0 in board stock compensation for the three months and six months ended June 30, 2022 and 2021, respectively.

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our consolidated statement of operations. In the three and six months ended June 30, 2022, the Company issued 11,739 and 11,327 shares to board members in with a value of $30,756 and $41,004, respectively, at the time of issuance. Compensation expense for the 11,327 shares issued to board members with a value of $41,004 at the time of issuance had been accrued as of December 31, 2021.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) EQUITY TRANSACTIONS: (CONTINUED)

In January 2021, the Company issued 10,000 shares of common stock with a value of $50,300 to a consultant for services. In January 2021, the Company issued 53,938 shares of common stock with a value of $271,308 to employees for compensation that had been accrued as of December 31, 2020.

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

As of June 30, 2022, the Company had warrants outstanding to purchase 2,048,186 shares of common stock at exercise prices of $5.00 - $50.00 per share that expire at various dates through 2027. In addition, there are currently outstanding seven-year warrants to purchase (i) 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, (ii) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (iii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 17,682 additional shares of our common stock at an aggregate exercise price of $474,861.

(7) INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2022 and 2021, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2022, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2022, we had awarded 52,619 shares of common stock and granted options to purchase 425,646 shares of common stock under the 2021 Plan, with 2,521,735 shares of common stock remaining available for future awards.

During the three months ended March 31, 2022, the Company granted options to purchase 209,892 shares of common stock at exercise prices ranging from $3.26 to $3.39 per share to employees and members of its board of directors. During the three months ended June 30, 2022, the Company granted options to purchase 16,854 shares of common stock at exercise price of $2.10 per share to an employee. Under the option agreements, the options vest either immediately or in equal quarterly installments over four years, and have a 10-year term. The options granted during the three and six months ended June 30, 2022 were valued using the Black Scholes option pricing model using the following assumptions: i) expected term of 5.00 to 6.25 years; (ii) risk free interest rate of 1.83% to 2.76%; (iii) expected volatility of 90.5% to 92.3%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three and six months ended June 30, 2022 ranged from $1.60 to $2.47 per share.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(3,451,990)	$(3,597,398)	$(6,223,581)	$(7,634,013)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,424,003	6,368,025	8,417,901	5,842,100
Net loss per share, basic and diluted	$(0.41)	$(0.56)	$(0.74)	$(1.31)

The Company reported a net loss for the three and six months ended June 30, 2022 and 2021, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	412,263	-	425,646	-
Warrants	2,048,186	2,050,221	2,048,186	2,050,221

(10) SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date these interim consolidated financial statements were issued and filed with the Securities and Exchange Commission, and has determined there were no such events that warrant disclosure or recognition in the consolidated financial statements.

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

Results of Operations - Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

We reported net losses of approximately $3,452,000 and $6,224,000 for the three and six months ended June 30, 2022, compared to net losses of approximately $3,597,000 and $7,634,000 for the three and six months ended June 30, 2021.

Total revenues for the three month period ended June 30, 2022 increased 127% to approximately $542,000 compared to approximately $239,000 for the same period in 2021. Total revenues for the six month period ended June 30, 2022 increased 23% to approximately $737,000 compared to approximately $596,000 for the same period in 2021. Our change in the mix of our product sales for the three and six months ended June 30, 2022 and 2021 is as follows:

Trappsol® Cyclo HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients. We sold $700 and $90 of Trappsol® Cyclo™ for the three month periods ended June 30, 2022 and 2021, respectively. We sold $700 and approximately $1,900 for the six month periods ended June 30, 2022 and 2021, respectively. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 538% for the three month period ended June 30, 2022, to approximately $357,000 from approximately $56,000 for the three months ended June 30, 2021. Our sales of Trappsol® HPB increased by 64% for the six month period ended June 30, 2022, to approximately $422,000 from approximately $257,000 for the six months ended June 30, 2021.

Trappsol® other products

Our sales of other Trappsol® other products increased by 8% for the three month period ended June 30, 2022, to approximately $179,000 from approximately $166,000 for the three months ended June 30, 2021. Our sales of other Trappsol® products remained consistent for the six months ended June 30, 2022 and 2021 at approximately $309,000.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2022 were approximately $200, as compared to sales of Aquaplex® for the three months ended June 30, 2021 of approximately $12,000. Our sales of Aquaplex® for the six month period ended June 30, 2022 were approximately $800, as compared to sales of Aquaplex® for the six months ended June 30, 2021 of approximately $23,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2022, our four largest customers accounted for 66% of our sales; the largest accounted for 25% of sales. During the six months ended June 30, 2021, our three largest customers accounted for 64% of our sales; the largest accounted for 29% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2022 increased 147% to approximately $74,000 from approximately $30,000 for the same period in 2021. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2022 increased 38% to approximately $90,000 from approximately $65,000 for the same period in 2021. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 12% for the six months ended June 30, 2022 and 11% for the six months ended June 30, 2021. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2021, or the first six months of 2022.

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

Personnel expenses increased by 79%, to approximately $971,000 for the three months ended June 30, 2022 from approximately $542,000 for the three months ended June 30, 2021. Personnel expenses increased by 99%, to approximately $2,188,000 for the six months ended June 30, 2022 from approximately $1,102,000 for the six months ended June 30, 2021. The increase in personnel expense is due to the hiring of a Chief Medical Officer and other personnel between September 2021 and June 2022. Additionally the increase was due to the accrual of bonuses as a result of target bonuses approved by our Board of Directors for our executive officers for the six months ended June 30, 2022; and increased non-cash compensation costs resulting from the award of stock options for the six months ended June 30, 2022. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses decreased 29% to approximately $1,874,000 for the three months ended June 30, 2022, from approximately $2,644,000 for the three months ended June 30, 2021. Research and development expenses decreased 50% to approximately $2,958,000 for the six months ended June 30, 2022, from approximately $5,902,000 for the six months ended June 30, 2021. Research and development expenses as a percentage of our total operating expenses decreased to 42% for the six months ended June 30, 2022 from 72% for the six months ended June 30, 2021. The decrease in research and development expense in the more recent period was related to the timing of startup costs in our clinical programs in the prior year period.

Professional fees increased 74% to approximately $650,000 for the three months ended June 30, 2022, compared to approximately $374,000 for the three months ended June 30, 2021. Professional fees increased 78% to approximately $1,060,000 for the six months ended June 30, 2022, compared to approximately $596,000 for the six months ended June 30, 2021. Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 21% to approximately $292,000 for the three months ended June 30, 2022, compared to approximately $242,000 for the three months ended June 30, 2021. Office and other expenses increased 5% to approximately $586,000 for the six months ended June 30, 2022, compared to approximately $556,000 for the six months ended June 30, 2021.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three or six months ended June 30, 2022, and 2021, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $7,453,000 as of June 30, 2022, compared to approximately $16,613,000 as of December 31, 2021. Our current assets less current liabilities were approximately $9,675,000 as of June 30, 2022, compared to approximately $15,605,000 at December 31, 2021. Cash used in operations was approximately $9,186,000 for the six months ended June 30, 2022, compared to approximately $9,367,000 for the same period in 2021.

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

Our consolidated financial statements for the six months ended June 30, 2022 and the year ended December 31, 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We had no off-balance sheet arrangements as of June 30, 2022.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2022. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

CYCLO THERAPEUTICS, INC.

Date: August 15, 2022	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)