Form 10-K
period 2022-12-31
Cyclo Therapeutics, Inc.
filed 2023-03-17
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                             ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                               ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $14,693,080 based on the closing price of the Common Stock on The Nasdaq Capital Market on such date.

As of March 15, 2023, there were 10,554,900 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders which will be filed with the Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

CYCLO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

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

Preliminary data from our completed clinical studies suggest that Trappsol® Cyclo™ clears toxic deposits of cholesterol and other lipids from cells, has a consistent pharmacokinetic profile peripherally, and crosses the blood-brain-barrier in individuals suffering from NPC, and results in neurological and neurocognitive benefits and other clinical improvements in NPC patients. The full significance of these findings will be determined as part of the final analysis of data derived from our clinical trials (both completed and ongoing).

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

Niemann-Pick Type C Disease

NPC is an ultra-rare, genetic and progressive disease that impairs the ability of the body to recycle cholesterol and other types of lipids, resulting in damage to the body’s tissues, including the brain. The symptoms upon onset of NPC vary from premature death during the first months after birth, mainly due to end stage liver disease, to a progressive disorder not diagnosed until adulthood. The disease affects the brain as well as various internal organs. Symptoms of NPC usually occur during early to late childhood, including difficulties in swallowing, loss of speech and cognition, motor coordination and ambulation. During this period, affected individuals may also develop impairment of intellectual ability, psychiatric disturbances and progressive loss of memory. Symptoms include enlargement of the liver and/or spleen and lung diseases, epileptic seizures and dystonia. Systemic symptoms of NPC are more common in infancy or childhood and the rate of progression is usually much slower in individuals with onset of symptoms during adulthood. Age of onset of neurologic symptoms is one predictor of severity of disease. Approximately half of NPC patients are adults with a less aggressive form of the disease that progresses more slowly, and is frequently initially misdiagnosed, as these patients are more likely to present with dementia, psychiatric symptoms and other symptoms. In the US, patients are increasingly diagnosed in their 50’s and 60’s.

NPC is caused by mutations in one of two genes, NPC1 (in 95% of patients) or NPC2, which prevent cells from properly processing cholesterol and other lipids and lead to an accumulation of lipids in the lysosomes, resulting in cell toxicity, inflammation, loss of cell function or cell death. In the central nervous system, it results in progressive motor and brain impairment. Genetic diseases are determined by the combination of the pair of genes for a particular trait received from the father and the mother. NPC is an autosomal recessive disorder, i.e. two copies of an abnormal gene must be present in order for the disease or trait to develop. Although uncertainty exists about the exact function of the NPC1 and NPC2 protein products, they are known to be involved in the trafficking (transportation) of cholesterol within a compartment of the cell called the lysosome. Hence, a mutated gene may lead to faulty NPC protein production and, as a consequence, an abnormal accumulation of cholesterol and other lipids in the organs most commonly affected, such as the liver, spleen and brain. In addition, as with other neurodegenerative diseases such as Alzheimer’s disease and Parkinson’s disease, NPC patients exhibit elevated levels of the proteins amyloid and tau in their cerebrospinal fluid.

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

Eight minor domains: auditory brainstem response, behavior, gelastic cataplexy, hyperreflexia, incontinence, narcolepsy, psychiatric, and respiratory problems.

Major domains are scored on a scale of zero to five, with zero showing no disability, and minor domains add up to two points for severity of condition per domain.

Global Phase III Clinical Study (TransportNPC)

Our ongoing Phase III clinical trial (CTD-TCNPC-301), TransportNPC, is a prospective, randomized, double-blind, placebo controlled therapeutic study for up to 93 patients age three and older with confirmed diagnosis of NPC1. The objective of this study is to evaluate the safety, tolerability and efficacy of 2000 mg/kg doses of Trappsol® Cyclo™ (hydroxypropyl betacyclodextrin) administered intravenously by slow infusion every two weeks as compared to placebo. Patients will be randomized to receive Trappsol® Cyclo™ or placebo at a 2:1 ratio. The study duration is 96 weeks, with an unblinded interim analysis at 48 weeks. An open-label extension of up to 96 weeks follows the interventional study. Patients whose disease progression worsens by two levels in the Clinical Global Impression of Severity scale over 12 weeks, starting at week 36, may be moved to open label treatment. Efficacy will be measured at week 48 and week 96 by a composite score of major disease features. A sub-study is ongoing and being conducted outside of the U.S. for up to 12 patients age 0 - 3 years who may be asymptomatic. Outcomes for the sub-study are safety, clinical and caregiver impression of disease.

European and Israeli Phase I/II Clinical Study

We completed our Phase I/II clinical study in Europe, the United Kingdom and Sweden. This study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, and respiratory, in addition to measurements of cholesterol metabolism and markers of NPC, in three dose groups (1500 mg/kg, 2000 mg/kg and 2500 mg/kg). The first patient was dosed in this study in July 2017, and in February 2020, we announced completion of enrollment of 12 patients in this study. The efficacy outcome measures and results from this study are as follows:

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

Trappsol® Cyclo™ Removes Cholesterol from Liver Cells

Cholesterol accumulates abnormally in the cells of NPC patients. Based on our clinical studies we believe that Trappsol® Cyclo™ can function like the NPC1 protein, allowing cholesterol and other lipids to be moved normally through cells. The administration of both 1500 mg/kg and 2500 mg/kg dosages in our clinical trials demonstrated that Trappsol® Cyclo™ clears cholesterol from peripheral organs. Management believes this is evidence of a pathway to treat the systemic and neurologic manifestations of the disease. The reduction in cholesterol can be visualized directly in liver cells through biopsies and fillipin staining, as shown below.

Trappsol® Cyclo™ Reduces Tau

Tau is a protein found in elevated levels in the cerebrospinal fluid (CSF) of NPC patients, as well as patients with other neurodegenerative diseases such as Alzheimer’s disease and Parkinson’s disease. Data from our clinical studies demonstrate that Trappsol® Cyclo™ reduces tau levels. The chart below shows tau levels measured in the CSF of 10 NPC patients who had lumbar punctures prior to treatment with Trappsol® Cyclo™ and after seven doses over a 14-week period in our Phase I study, with six of 10 patients showing a reduction in tau levels, two remained stable, and two with increased levels of tau. Data from three patients in our Phase I/II study showed a similar pattern of tau reduction in all three patients at 24 weeks and 48 weeks.

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

In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of monthly intravenous infusions, the patient’s disease did not progress as measured with standard clinical cognitive tools applied in patients with Alzheimer’s disease. The patient withdrew from this treatment for reasons unrelated to the safety of Trappsol® Cyclo™. The table below measures the patient’s Mini Mental State Evaluation (a measurement used to assess patients with Alzheimer’s disease) during the treatment period.

Intellectual Property and Regulatory Exclusivities

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

Research and Development

We are currently pursuing clinical programs in the U.S., Europe, North Africa, Australia and Israel in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC. We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017. Research and development expenses remained consistent at approximately $9,000,000 in 2022, compared to $9,154,000 in 2021.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months to review and act on a standard NDA and six months to review and act on a priority NDA, measured from the date of “filing” of a standard NDA for an NME. This review typically takes eight months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision, although timing is not certain, particularly with the FDA’s current focus on COVID-19.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Our Legacy Fine Chemical Business

Substantially all of our revenues are currently derived from our legacy fine chemical business, consisting of the sale of cyclodextrins, including cyclodextrin complexes, the resale of cyclodextrins manufactured by others for our clients to their specifications, and our own licensed cyclodextrin products. We have trademarked certain products under our Trappsol® and Aquaplex® product lines. The Trappsol® product line includes basic cyclodextrins, and cyclodextrins with different chemical adducts resulting in more than 261 different cyclodextrins products available for sale from us. The Aquaplex® product line includes various cyclodextrins combined with more than 80 different active ingredients that, only as a complex, then become water soluble; we currently list for sale more than 116 different Aquaplex® products. Historically, substantially all of our sales of Aquaplex® products were to one chemical supply house, Sigma-Aldrich Fine Chemical.  Sales of Trappsol® and Aquaplex® comprise approximately 99% and 1%, respectively, of our 2022 product sales.  The Trappsol® and Aquaplex® products can be used in many industries, the largest being the food and pharmaceutical industries.

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

Customers

We currently sell our legacy fine chemical products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2022, our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. For the years ended December 31, 2022 and 2021, three and four customers accounted for 68% and 73% of our sales, respectively. Sigma-Aldrich Fine Chemical, Inc. accounted for approximately 85% and 99% of our 2022 and 2021 annual sales, respectively, of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following the issuance and applications of patents in the US and elsewhere.

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

We have incurred net losses of approximately $15.5 million and $14.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel costs. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2022, our operations used approximately $15.1 million in cash. At December 31, 2022, the Company had a cash balance of approximately $1.5 million and current liabilities of approximately $3.5 million. Although we raised approximately $3.7 million in the registered direct offering and concurrent private placement we completed in January 2023, we will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors, WithumSmith+Brown, PC., have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

We are largely dependent upon the success of our Trappsol® Cyclo™ product, which may never receive regulatory approval.

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

Our success to date has largely depended on the efforts and abilities of our executive officers, namely N. Scott Fine, our Chief Executive Officer, Jeffrey L. Tate, Ph.D., our Chief Operating Officer, and Lise Kjems, MD, PhD, our Chief Medical Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

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

In 2022, three major customers accounted for 68% of total revenues. Accounts receivable balances for these major customers represents 19% of total accounts receivable at December 31, 2022. We have a supply contract with only one of our major customers. The loss of one of these customers would materially decrease our revenues if we were unable to replace such customers.

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

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities to the maximum extent permitted by Nevada law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not currently own any real property. In December 2016, we sold our office and manufacturing facility located in Alachua, Florida for $800,000 and entered into a lease with respect to 2,500 square feet of office and warehouse space located in Gainesville, Florida for $1,600 per month. On December 16, 2020, we entered into a new lease with respect to these premises for $1,650 month, for a term ending on January 31, 2023. This lease was renewed on January 12, 2023 for an additional three years ending January 31, 2026, with a three-year renewal option, for $1,700 per month. We believe that this leased property is currently sufficient for our operating requirements, and that we will be able to find alternative space suitable for our needs in the event we are unable to renew this lease upon its expiration.

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

Holders

As of March 10, 2023, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 160.

Dividend Policy

The Company paid no dividends in 2022 and will not pay any cash dividends on its Common Stock in 2023 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.

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

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

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

Preliminary data from our completed clinical studies suggest that Trappsol® Cyclo™ clears toxic deposits of cholesterol and other lipids from cells, has a consistent pharmacokinetic profile peripherally, and crosses the blood-brain-barrier in individuals suffering from NPC, and results in neurological and neurocognitive benefits and other clinical improvements in NPC patients. The full significance of these findings will be determined as part of the final analysis of data derived from our clinical trials (both completed and ongoing).

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For 2022, we incurred a net loss of approximately $15,451,000, compared to a net loss in 2021 of approximately $14,287,000. Total revenues for 2022 were approximately $1,376,000 compared to approximately $1,586,000 for 2021.

Our change in the mix of our product sales for 2022 and 2021 is as follows:

Trappsol® Cyclo™ HPBCDs
First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients.  Sales increased 150% to approximately $5,000 for 2022 from approximately $2,000 for 2021. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB
Our sales of Trappsol® HPB increased 26% to approximately $852,000 for 2022 from approximately $674,000 for 2021.

Trappsol® other products
Our sales of other Trappsol® products decreased 30% to approximately $501,000 for 2022 from approximately $715,000 for 2021.

Aquaplex®
Our sales of Aquaplex® decreased to approximately $5,000 for 2022 compared to approximately $185,000 for 2021, and are primarily attributable to a single customer. The decrease in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were approximately $5,000 in 2022, $185,000 in 2021, $7,000 in 2020, $150,000 in 2019, and $111,000 in 2018.

The largest customers of our legacy fine chemical business continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume. In 2022, our three largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., and Uno Healthcare) accounted for 68% of our revenues, and the largest accounted for 35% of our revenues.  In 2021, our four largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., Sigma-Aldrich Fine Chemicals, Inc., and Uno Healthcare) accounted for 73% of our revenues, and the largest accounted for 30% of our revenues. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold decreased to approximately $139,000 for 2022 compared to approximately $156,000 for 2021. Our cost of products sold as a percentage of product sales was 10% for 2022 and 2021.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold and the related margin. We did not experience any significant increases in material costs during 2022 and 2021.

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

Personnel expenses increased 3% to approximately $3,969,000 for 2022, from approximately $3,838,000 for 2021.  The increase in personnel expense is due an increase in employee bonuses based on achievements of targets approved by our Board of Directors, and an increase in the cost of employee benefits. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses decreased 2% to approximately $9,000,000 for 2022, from approximately $9,154,000 for 2021. The changes in research and development expenses relate to the timing of startup costs in our clinical programs. We expect research and development costs to increase in 2023 as we continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

Repairs and maintenance expenses remained consistent at approximately $11,000 for 2022 and 2021. We expect our repairs and maintenance expenses to remain consistent in 2023.

Professional fees increased 64% to approximately $2,417,000 for 2022 from approximately $1,475,000 for 2021.  Professional fees increased due to increased legal and consulting fees. Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 3% to approximately $1,026,000 for 2022 from approximately $1,062,000 for 2021, primarily due to a decrease in insurance costs.

Board of Directors fees and costs increased to approximately $394,000 for 2022 from approximately $123,000 for 2021. Board of Directors fees and costs include fees paid to our directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation increased to approximately $19,000 for 2022 from approximately $17,000 for 2021.  These expenses fluctuate slightly with equipment purchases and dispositions.

Freight and shipping expenses were approximately $13,000 for 2022 compared to approximately $18,000 for 2021. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We increased our valuation allowance to allow for 100% of the 2022 increase in our deferred tax asset and did not recognize an income tax benefit or provision for 2022 and 2021.

Liquidity and Capital Resources

Our cash decreased to approximately $1,543,000 as of December 31, 2022, compared to approximately $16,613,000 as of December 31, 2021, primarily as the result of our research and development costs, and other operating costs. Our current assets less current liabilities were approximately $678,000 as of December 31, 2022, compared to approximately $15,605,000 at December 31, 2021. Cash used in operations was approximately $15,114,000 for the year ended December 31, 2022, compared to approximately $15,005,000 for 2021. The cash used in operations is primarily attributable to our net loss and continued expenses for clinical trials of our drug candidates. To date, we have funded our operations primarily through public and private offerings of our securities.

We borrowed approximately $158,000 under the Paycheck Protection Program in May 2020. The loan was used to fund certain qualifying expenses as described in the CARES Act. The full amount of the loan plus accrued interest was forgiven in March 2022.

On November 19, 2021 we sold an aggregate of 1,950,000 units at a price to the public of $6.00 per unit (the “Public Offering”), each unit consisting of one share of our Common Stock, pursuant to an Underwriting Agreement we entered into with Maxim Group LLC (“Maxim”). We received gross proceeds of $11,700,000 upon the initial closing of the Public Offering, before deducting underwriting discounts and commissions of seven percent (7%), and expenses. The total expenses of the Public Offering were approximately $927,000 which included Maxim’s expenses relating to the offering.

In addition, subsequent to the end of 2022, on January 3, 2023, we sold to an institutional investor in a registered direct offering 930,000 shares of our common stock at a purchase price per share of $1.61, and prefunded warrants to purchase up to an aggregate of 1,678,696 shares of common stock at a purchase price of $1.6099 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per share and remain exercisable until exercised in full. The net proceeds from the registered direct offering were approximately $3.7 million after deducting fees due to the placement agent in the offering and our estimated expenses. In a concurrent private placement, we also issued to the institutional investor Series A-1 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of five years from the date of issuance, and Series A-2 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of three years from the date of issuance.

We have continued to realize losses from operations and will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our consolidated financial statements for the years ended December 31, 2022 and 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2022, we had approximately $42,395,000 in net state and federal operating loss carryforwards expiring from 2024 through 2037, including $33,997,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements for our year ended December 31, 2022. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2022, we fully reserved for our net deferred tax asset with an approximately $23,167,000 valuation allowance. We increased our valuation allowance by approximately $5,464,000 in 2022 to reduce our recognized deferred tax asset to zero.

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2022.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cyclo Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclo Therapeutics, Inc. and Subsidiary, (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development Expenses, Accrued Clinical Trial Liabilities, and Prepaid Research and Development Costs

Description of the Matter

The Company recognizes research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the related services are performed. The Company recognizes its clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations (collectively, “CROs”) that conduct and manage clinical trials on the Company’s behalf. Total research and development expenses for the year ended December 31, 2022 was approximately $9,000,000. Prepaid clinical expenses as of December 31, 2022 was approximately $2,205,000 and the clinical trial liabilities included in accounts payable and accrued expenses as of December 31, 2022 was approximately $1,239,000.

At each balance sheet date, the Company reconciles prepaid research and development costs and accrued clinical trial liabilities by obtaining reporting from CROs, discussing progress or stage of completion of services with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon fee to be paid for such services in the applicable contract, statements of work, or purchase orders. The reconciliation of the amount of work completed is primarily based on the status and timing of services performed, the number of patients enrolled, and the rate of patient enrollment.

We identified research and development expenses, accrued clinical trial liability, and prepaid research and development costs as a critical audit matter given the estimation involved in accounting for research and development expenses, accrued clinical trial liabilities, and prepaid research and development costs. This required extensive audit effort related to the estimation of research and development expenses, accrued clinical trial liabilities and prepaid clinical expenses.

How We Addressed the Matter in Our Audit

Our audit procedures related to research and development expenses, accrued clinical trial liabilities and prepaid clinical expenses included the following, among others:

●

We selected a sample of amounts recognized as research and development expense, the accrued clinical trial liability and prepaid research development expenses and performed the following procedures for each item selected:

●	We obtained and read related master service agreements, statements of work, purchase orders or other supporting agreements with the CRO.

●	We performed corroborating inquiries with the Company’s clinical operations personnel responsible for the oversight of the activities regarding the nature and status of work performed.

●	We inspected evidence from the third-party vendor regarding the payments made and the status and timing of services performed.

●

We compared the data and evidence obtained from internal and external sources to the inputs used in the Company’s analysis and recalculated the related research and development expense, prepaid research and development expense, and the accrued clinical liability balances.

●	We tested the completeness and accuracy of the underlying data.

●	We physically observed the Company’s clinical trial materials located at a third-party logistics location.

We have served as the Company’s auditor since 2011.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey
March 17, 2023

PCAOB ID Number 100

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,543,418	$16,612,711
Accounts receivable, net	54,991	493,113
Inventory, net	254,491	227,437
Current portion of mortgage note receivable	-	45,977
Prepaid insurance and services	101,135	42,246
Prepaid clinical expenses	2,204,520	2,014,851
Total current assets	4,158,555	19,436,335

FURNITURE AND EQUIPMENT, NET	55,188	59,583

RIGHT-TO-USE LEASE ASSET, NET	1,470	17,636

MORTGAGE NOTE RECEIVABLE, LESS CURRENT PORTION	-	7,279

TOTAL ASSETS	$4,215,213	$19,520,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liability	$-	$19,245
Current portion of note payable	-	133,712
Accounts payable and accrued expenses	3,480,669	3,677,979
Total current liabilities	3,480,669	3,830,936

LONG-TERM LIABILITIES
Long-term note payable, less current portion	-	18,034

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 8,481,848 and 8,403,869 shares issued and outstanding at December 31, 2022 and 2021, respectively	849	841
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	64,533,074	64,019,513
Accumulated deficit	(63,799,379)	(48,348,491)
Total stockholders' equity	734,544	15,671,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,215,213	$19,520,833

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

REVENUES
Product sales	$1,375,760	$1,585,756

EXPENSES
Personnel	3,968,681	3,838,477
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	138,929	156,080
Research and development	8,999,543	9,153,780
Repairs and maintenance	11,019	10,708
Professional fees	2,417,017	1,474,911
Office and other	1,025,635	1,061,937
Board of Directors fees and costs	394,009	122,833
Depreciation	19,481	16,827
Freight and shipping	13,060	18,336
Bad debt expense	10,272	21,927
Total operating expenses	16,997,646	15,875,816

LOSS FROM OPERATIONS	(15,621,886)	(14,290,060)

OTHER INCOME
Investment and other income, net	12,474	(3,405)
Gain on forgiveness of PPP loan	158,524	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(15,450,888)	(14,286,655)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(15,450,888)	$(14,286,655)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.83)	$(2.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,439,177	6,370,073

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2020	4,770,761	477	44,513,841	(34,061,836)	10,452,482

Stock issued to employees	70,991	7	396,299	-	396,306

Stock issued to nonemployees	10,000	1	50,299	-	50,300

Exercise of warrants, net	1,602,117	161	7,990,940	-	7,991,101

Stock based compensation	-	-	295,578	-	295,578

Sale of common stock, net of issuance fees	1,950,000	195	10,772,556	-	10,772,751

Net loss	-	-	-	(14,286,655)	(14,286,655)

Balance, December 31, 2021	8,403,869	841	64,019,513	(48,348,491)	15,671,863

Stock issued to employees	7,500	-	15,750		15,750

Stock issued to nonemployees	70,479	8	143,755		143,763

Stock based compensation	-	-	354,056		354,056

Net loss				(15,450,888)	(15,450,888)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,450,888)	$(14,286,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,481	16,827
Gain on forgiveness of PPP loan	(158,524)	-
Provision for doubtful accounts	10,272	21,927
Stock compensation to employees	15,750	124,998
Stock compensation to nonemployees	143,763	50,300
Stock-based compensation	354,056	295,578
Increase or decrease in:
Accounts receivable, net	427,850	(444,023)
Inventory, net	(27,054)	10,472
Prepaid clinical expenses	(189,669)	(1,286,899)
Prepaid insurance and services	(58,889)	84,228
Other	-	(297)
Accounts payable and accrued expenses	(200,389)	408,246
Total adjustments	336,647	(718,643)

NET CASH USED IN OPERATING ACTIVITIES	(15,114,241)	(15,005,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(15,086)	(22,500)
Collections from mortgage note receivable	53,256	37,322

NET CASH PROVIDED BY INVESTING ACTIVITIES	38,170	14,822

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants, net of issuance costs	-	18,763,852
Payments on PPP loan	(8,159)	(6,778)
Refund of PPP loan payments	14,937	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,778	18,757,074

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,069,293)	3,766,598

CASH AND CASH EQUIVALENTS, beginning of year	16,612,711	12,846,113

CASH AND CASH EQUIVALENTS, end of year	$1,543,418	$16,612,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$3,525

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	$159,513	$446,606

See accompanying Notes to Consolidated Financial Statements

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

(d) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Customer account balances with invoices dated over 90 days old are considered past due. The Company does not accrue interest on past due accounts. Customer payments are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, applied to the oldest unpaid invoices. Accounts receivable at January 1, 2021 was approximately $71,000.

The carrying amount of accounts receivable are reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $10,300 and $21,800 at December 31, 2022 and 2021, respectively.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was approximately $52,900 at December 31, 2022 and 2021.

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

(f) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

(g) MORTGAGE NOTE RECEIVABLE––The mortgage note receivable is stated at amortized value, which is the amount we expect to collect. The mortgage note receivable was paid in full as of December 31, 2022

(h) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

(l) RESEARCH AND DEVELOPMENT COSTS–– In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 2,045,846 and 2,048,186 common shares were antidilutive for 2022 and 2021, respectively, and outstanding stock options outstanding to purchase 425,646 and 222,700 common shares were antidilutive for the years ended December 31, 2022 and 2021, respectively.

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

(p) FAIR VALUE MEASUREMENTS AND DISCLOSURES––The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) (Topic 820) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2022 or 2021.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.  The fair value of the mortgage note receivable is estimated based on the present value of the underlying cash flows discounted at current rates. At December 31, 2022 the mortgage note receivable was paid in full. At December 31, 2021, the carrying value of the mortgage note receivable approximated fair value.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

(r) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS–– In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

(s) WARRANTS–– The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at December 31, 2022 and 2021.

(t) LIQUIDITY AND GOING CONCERN––For the years ended December 31, 2022 and 2021, the Company incurred net losses of $15,450,888 and $14,286,655, respectively. The Company has an accumulated deficit of $63,799,379 at December 31, 2022. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For the year ended December 31, 2022, the Company’s operations used $15,114,241 in cash, and at December 31, 2022, the Company had a cash balance of $1,543,418 and current assets less current liabilities of $677,886. We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. As further discussed in Note 17, subsequent to year end, the Company generated net proceeds of approximately $3.7 million from the sale of securities to an institutional investor in a registered direct offering and concurrent private placement of the Company’s securities.

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

Our consolidated financial statements for the years ended December 31, 2022 and 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Revenues by product are summarized as follows:

	Year Ended
	December 31,
	2022	2021
Trappsol® Cyclo™	$5,118	$2,245
Trappsol® HPB	851,756	673,916
Trappsol® Fine Chemical	501,295	714,662
Aquaplex®	5,460	185,004
Other	12,131	9,929
Total revenues	$1,375,760	$1,585,756

Substantially all of our sales of Trappsol® Cyclo™ for the years ended December 31, 2022 and 2021 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales are to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. In 2022, three major customers accounted for 68% of total revenues. Accounts receivable balances for these major customers represent 19% of total accounts receivable at December 31, 2022. Accounts receivable balances for three customers accounted for 94% of total accounts receivable at December 31, 2022. In 2021, four major customers accounted for 73% of total revenues. Accounts receivable balances for these major customers represent 94% of total accounts receivable at December 31, 2021.

Substantially all inventory purchases were from three vendors in 2022 and 2021. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the year ended December 31, 2022, the product mix of our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes. For the year ended December 31, 2021, the product mix of our revenues consisted of 88% basic natural and chemically modified cyclodextrins and 12% cyclodextrin complexes.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

DEMAND DEPOSITS––We maintain bank accounts in Federal credit unions and other financial institutions, which are insured up to the Federal Deposit Insurance Corporation limits of $250,000. The bank accounts may exceed federally insured levels.

The Company does not any off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

(6) FURNITURE AND EQUIPMENT:

Furniture and equipment consists of the following as of December 31:

	2022	2021

Machinery and equipment	$75,137	$67,151
Office furniture	81,590	74,490
	156,727	141,641
Less: accumulated depreciation	101,539	82,058

Furniture and equipment, net	$55,188	$59,583

Depreciation expense for the years ended December 31, 2022 and 2021 was $19,481 and $16,827, respectively.

(7) LEASES:

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates.  The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company option to extend the leases that the Company is reasonably certain to exercise.

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

The Company has one office lease for a two-year term ending on January 31, 2023, which is as an operating lease and included in the right-of-use asset, current portion of lease liability, and long-term lease liability captions on the Company’s consolidated balance sheet. The lease liability was paid in full as of December 31, 2022.

Operating lease assets are recorded net of accumulated amortization of $66,552 as of December 31, 2022. Lease expense for lease payments are recognized on a straight-line basis over the lease term.   Lease expense was $16,166 and $17,636 for the years ended December 31, 2022 and 2021, respectively.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(7) LEASES: (CONTINUED)

As further described in Note 17, the Company entered into a new three-year lease for the same office space with payments commencing on February 1, 2023.

(8) NOTE PAYABLE:

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

(9) EQUITY TRANSACTIONS:

On June 24, 2021, following the approval of the Company’s stockholders at its annual meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000.

The Company expensed $15,750 in employee stock compensation in 2022 relating to the issuance 7,500 shares to an employee. In 2021, the Company expensed $124,998 in employee stock compensation relating to the issuance of 17,053 shares to an officer upon her hiring in September 2021. These shares were valued using quoted market values.

The Company issued 5,000 shares with a value of $10,500 to a member of the scientific advisory board in 2022. In 2021, the Company did not issue shares to any members of the scientific advisory board.

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our consolidated statement of operations. In 2022, the Company issued 65,479 shares to board members with a value of $133,263, at the time of issuance. Compensation expense for 11,327 of these shares issued to board members with a value of $41,004 at the time of issuance had been accrued as of December 31, 2021.

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

On December 29, 2022, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue in a registered direct offering (i) 930,000 shares of the Company’s common stock, par value $0.0001 per share at a purchase price per share of $1.61 and (ii) pre-funded warrants to purchase up to an aggregate of 1,678,696 shares of common stock at a purchase price of $1.6099 per Pre-Funded Warrant.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(9) EQUITY TRANSACTIONS: (CONTINUED)

Pursuant to the purchase agreement, in a concurrent private placement, the Company has also agreed to sell and issue to the investor Series A-1 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of five years from the date of issuance, and Series A-2 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of three years from the date of issuance. The transaction closed in January 2023, as disclosed in Note 17.

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2020	3,662,661
Issued	-
Exercised	(1,599,204)
Expired	(15,271)
Warrants outstanding, December 31, 2021	2,048,186
Issued	-
Exercised	-
Expired	(2,340)
Warrants outstanding, December 31, 2022	2,045,846

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates at December 31, 2022:

Warrants Issued	Exercise Price	Expiration Date

1,000	$55	June 2023
84,800	$25	June 2023
60,837	$35	February 2024
2,400	$25	October 2024
57,600	$25	October 2024
302,379	$9.37	November 2024
80,000	$25	April 2025
35,200	$65	December 2025
2,223	$11	September 2025
283,111	$15	September 2027
1,078,796	$5	December 2025
57,500	$6.25	December 2025
2,045,846

In addition, there are currently outstanding seven-year warrants to purchase (i) 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, (ii) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (iii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 17,682 additional shares of our common stock at an aggregate exercise price of $474,870.

(10) PREFERRED STOCK:

The Company’s Articles of Incorporation provide for 5,000,000 shares of “blank check” preferred stock. At December 31, 2022 and 2021, no shares of preferred stock were outstanding or designated.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(11) INCOME TAXES:

If all of our net operating loss carryforwards and temporary deductible differences were used, we would realize a net deferred tax asset of approximately $23,167,000 based upon expected income tax rates. Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2022, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

Positive evidence we evaluated in the order of significance and weighting in our evaluation includes the amount of net operating loss carryforward utilized against current income tax liabilities in four of the prior ten years, and the length of time the net operating loss carryforwards are available before they expire.  Negative evidence we considered in the order of significance and weighting in our evaluation include our recent net losses, our plans for continued clinical trial and product development expenses, the timing of expiration of the net operating loss carryforwards prior to being utilized, unpredictability of future sales and profitability, competition from others, and new government regulations.  We determined greatest weight should be given to our plans for continued clinical trial and product development expenses, trend of increasing expenses, and net operating losses in our evaluation.  We re-measure our valuation allowance each quarter based on changes in our current and expected future sales and margins, and changes in the other factors of both positive and negative evidence.

At December 31, 2022, we have unused federal and state net operating loss carryforwards totaling approximately $42,395,000 that may be applied against future taxable income.

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2024	$66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,481,000
Indefinite	33,997,000
Total	$42,395,000

A change in ownership pursuant to Section 382 of the Internal Revenue Code occurred during 2014. As a result, net operating losses in existence as of the date of the ownership change are subject to an annual Section 382 limitation.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $10,354,000 at December 31, 2022.

For 2022 we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $5,464,000 from 2021 to 2022, which is primarily the result of an additional net operating loss for 2022. We increased our valuation allowance to offset this increase in our deferred tax asset. For 2021 we did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $5,500,000 from 2020 to 2021, which is primarily the result of an additional net operating loss for 2021. We increased our valuation allowance to offset this increase in our deferred tax asset.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(11) INCOME TAXES: (CONTINUED)

Significant components of our deferred Federal income taxes were as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,761,000	$9,570,000
Tax credits	10,354,000	8,104,000
Impairment allowances	19,000	13,000
Stock-based compensation	45,000	-
Other	105,000	99,000
Accrued bonuses	245,000	-
Research and development expenses, net	1,642,000	-
Less valuation allowance	(23,167,000)	(17,703,000)
Deferred tax asset, net of valuation	4,000	83,000
Deferred tax liabilities:
Property and equipment	(4,000)	(8,000)
Stock-based compensation	-	(75,000)
Deferred tax liabilities	(4,000)	(83,000)
Net tax assets	$-	$-

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Effective January 1, 2021, the Florida corporate state income tax rate was reduced from 4.458% to 3.535%. Effective January 1, 2022, the Florida corporate state income tax rate increased to 5.5%. The impact of these rate changes in 2021 was a reduction in the Company’s deferred tax asset and the corresponding valuation allowance of approximately $399,000. There was no impact on 2022.

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2022 and 2021, is summarized as follows:

	2022	2021

Tax benefit (expense) at Federal statutory rate	21%	21%
Effect of State taxes	3%	3%
Effect of tax rate change	-%	3%
Tax credits	15%	16%
Nondeductible expenses	(3)%	(3)%
Valuation allowance – deferred tax assets	(36)%	(39)%
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. Federal jurisdiction, and three states. The Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2019.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(12) EMPLOYEE BENEFIT PLAN:

The Company’s employees who have satisfied certain eligibility requirements are entitled to participate in a 401(k) plan through the Company’s professional employer organization (PEO). Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2022 and 2021, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $61,168 and $49,165 for 2022 and 2021, respectively.

(13) EQUITY INCENTIVE PLANS:

On August 29, 2019, the Company’s stockholders approved the Company’s  2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiary. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of December 31, 2022, we had awarded 68,437 shares of common stock as awards under the 2019 Plan, with no shares of common stock remaining available for future awards under the 2019 Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiary. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. During the year ended December 31, 2021 we awarded 17,053 shares of common stock and granted 222,700 stock options under the 2021 plan. During the year ended December 31, 2022, we had awarded 77,979 shares of common stock and granted 226,746 stock options under the 2021 Plan, and 23,800 options were forfeited, with 2,479,322 shares of common stock remaining available for future awards.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(13) EQUITY INCENTIVE PLANS: (CONTINUED)

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended  December 31, 2022 and 2021:

	2022			2021
Dividend yield			-%			-%
Expected volatility	90.5	–	92.3%	91.5	–	92.7%
Risk-free interest rate	1.83	–	2.76%			0.43%
Expected lives (years)	5	-	6.25	5	-	6.25

The weighted-average fair value of options granted during the year ended December 31, 2022, as determined under the Black-Scholes valuation model, was $1.60 - $2.47 per share. The weighted-average fair value of options granted during the year ended December 31, 2021, as determined under the Black-Scholes valuation model, was $5.28 and $5.64 per share.

The following is a summary of the stock option activity for the years ended December 31, 2022 and 2021:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2020	-	$-	$-
Granted	222,700	7.45	3,094
Exercised	-	-	$-
Forfeited/Expired	-	-	-
Stock options outstanding at December 31, 2021	222,700	7.45	$3,094	9.7
Granted	226,746	3.18
Exercised	(-)	-	$-
Expired	(-)
Forfeited	(23,800)	7.45	-
Stock options outstanding at December 31, 2022	425,646	$5.17	$-	8.9
Stock options exercisable at December 31, 2022	150,495	$5.81	$-	8.9

Unrecognized compensation expense related to unvested stock options was $1,000,914 as of December 31, 2022, which is expected to be recognized over a weighted-average period of 8.9 years and will be adjusted for forfeitures as they occur.

(14) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per common share.

	As of
	December 31,
	2022	2021
Numerator
Net loss	$(15,450,888)	$(14,286,655)
Denominator
Weighted-average common shares outstanding, basic and diluted	8,439,177	6,370,073
Net loss per share, basic and diluted	$(1.83)	$(2.24)

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(14) NET LOSS PER SHARE: (CONTINUED)

The Company reported a net loss in 2022 and 2021, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	For the Year Ended
	December 31,
	2022	2021
Stock options	425,646	222,700
Warrants	2,045,846	2,048,186

(15) COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and records an expense for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase minimum amounts of goods used in its normal operations based on completion of certain milestones. Future annual minimum purchases remaining under the agreement are $2,940,000. During 2022, no purchases were made under the agreement.

(16) RELATED PARTY TRANSACTIONS:

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine received an annual salary of $335,780 and $275,333 in 2022 and 2021, respectively. In addition, he was awarded a cash bonus of $134,312 and $75,000 in 2022 and 2021, respectively. Joshua Fine was awarded stock options with a value of $76,752 in 2022 and $134,288 in 2021 that vest over 4 years.

Rebecca A. Fine, the daughter of our Chief Executive Officer, provides executive assistant services. In 2022, Ms. Fine received a salary of $107,700 and a cash bonus of $16,155. In 2021, Ms. Fine received a salary of $90,000 and a cash bonus of $15,000.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary was $180,250 and $149,800 in 2022 and 2021, respectively. In addition, he received cash bonuses of $54,075 and $30,000 in 2022 and 2021, respectively. In 2022 and 2021 Mr. Strattan was also awarded stock options with a value of $41,509 and $72,787, respectively, that vest over 4 years.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator, at an annual salary of $92,700 in 2022. In addition, she received a cash bonus of $13,905 in 2022. In 2021, Ms. Strattan received an annual salary of $90,000 and a cash bonus of $15,000.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(17) SUBSEQUENT EVENTS:

On January 3, 2023, the Company sold to an institutional investor in a registered direct offering 930,000 shares of common stock at a purchase price per share of $1.61, and prefunded warrants to purchase up to an aggregate of 1,678,696 shares of common stock at a purchase price of $1.6099 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per share and remain exercisable until exercised in full. The net proceeds from the registered direct offering were approximately $3.7 million after deducting fees due to the placement agent in the offering and our estimated expenses.

In a concurrent private placement, the Company also issued to the investor Series A-1 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of five years from the date of issuance, and Series A-2 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of three years from the date of issuance.

H.C. Wainwright & Co., LLC acted as placement agent to the Company in connection with the registered direct offering and concurrent private placement and was paid a cash fee equal to 7.5% of the gross proceeds of the offering, a management fee equal to 1.0% of the gross proceeds of the offering, and was reimbursed by the Company for its non-accountable expenses in the amount of $35,000, for fees and expenses of its legal counsel, for other out-of-pocket expenses in the amount of $50,000, and for its clearing expenses in the amount of $15,950. The Company also issued to designees of the placement agent five-year warrants to purchase an aggregate of 156,522 shares of common stock at an exercise price of $2.0125 per share.

On January 12, 2023, the Company entered into a three-year lease extension for approximately 1,500 square feet of office and distribution warehouse space located in Gainesville, Florida for $1,700 per month, with a three-year renewal option.

On January 25, 2023, the investor exercised a portion of its pre-funded warrants and acquired 400,696 shares of common stock for an aggregate exercise price of $40, and on February 27, 2023, the investor exercised an additional portion of its pre-funded warrants and acquired 741,000 shares of common stock for an aggregate exercise price of $74.

On March 3, 2023, following the approval of the Company’s stockholders at a special meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

On March 7, 2023, the Company awarded options to purchase (i) an aggregate of 329,131 shares of common stock to its officers and employees, with an exercise price of $1.28, vesting over a four-year period in equal monthly installments, and  (ii) 3,350 shares of common stock to each of its five non-employee directors, with an exercise price of $1.28, vesting over a one-year period in equal monthly installments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) under the headings “Directors,” “Executive Officers,” “Delinquent Section 16 Reports” and “Corporate Governance” or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), and is incorporated herein by reference. The Proxy Statement or Form 10-K/A, as the case may be, will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.1

Form of Series A-1 Warrant issued to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023).

4.2

Form of Series A-2 Warrant issued to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023)

4.3	Form of Warrant issued to investors in private placements conducted in 2016, 2017 and 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 8, 2016).
4.4

Form of Warrant, dated May 31, 2019, issued by CTD Holdings, Inc. to investors and ThinkEquity, a division of Fordham Financial Management, Inc., and its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 4, 2019).

4.5

Form of Warrant, dated August 27, 2020, issued by Cyclo Therapeutics, Inc. to investors in a private placement conducted in August 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 2, 2020).

4.6	Form of Public Warrant (incorporated by reference to Exhibit 4.5 to Company’s Registration Statement on S-1 filed November 16, 2020)
4.7	Form of Warrant Agency Agreement between the Company and vStock Transfer LLC (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on S-1 filed November 16, 2020)
4.8	Form of Representative’s Warrant. (incorporated by reference to Exhibit 4.7 to Company’s Registration Statement on S-1 filed November 16, 2020)
4.9

Form of Pre-Funded Warrant issued January 3, 2023 to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023).

4.10

Form of Placement Agent Warrant issued January 3, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023).

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2021).
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

10.7†	2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed July 19, 2019).
10.8†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2021).
10.9

Promissory Note, dated May 4, 2020, by Cyclodextrin Technologies Development, Inc., a wholly-owned subsidiary of the Company, in favor of BBVA USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2020).

10.10†	Employment Agreement between the Company and N. Scott Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.11†	Employment Agreement between the Company and Lise Kjems, dated as of September 27, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 11, 2022).
10.12†	Employment Agreement between the Company and Michael Lisjak, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.13†	Employment Agreement between the Company and Joshua Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.14†	Employment Agreement between the Company and Jeffrey Tate, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.15

Securities Purchase Agreement dated December 29, 2022 between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023)

21.1	Subsidiaries*
23.1	Consent of WithumSmith+Brown, PC*
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (principal executive officer) Date: March 17, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joshua M. Fine
	N. SCOTT FINE Chief Executive Officer; Director (principal executive officer)		JOSHUA M. FINE Chief Financial Officer (principal financial and accounting officer)
Date: March 17, 2023			Date: March 17, 2023

By:	/s/ C.E. Rick Strattan		By: /s/ William S. Shanahan
	C.E. RICK STRATTAN Director		WILLIAM S. SHANAHAN Director
Date: March 17, 2023			Date: March 17, 2023

By:	/s/ Jeffrey L. Tate		By: /s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director		F. PATRICK OSTRONIC Director
Date: March 17, 2023			Date: March 17, 2023

By:	/s/ Markus W. Sieger		By: /s/ Randall M. Toig
	MARKUS W. SIEGER Chairman of the Board, Director		RANDALL M. TOIG Director
Date: March 17, 2023			Date: March 17, 2023