Form 10-K/A
period 2022-12-31
Cyclo Therapeutics, Inc.
filed 2023-05-01
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $14,693,080 based on the closing price of the Common Stock on The Nasdaq Capital Market on such date.

As of March 31, 2023, there were 10,554,900 shares of the registrant’s Common Stock outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
WithumSmith+Brown, PC	East Brunswick, New Jersey	100

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Cyclo Therapeutics, Inc. (the “Company”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 17, 2023 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

This Amendment also includes the filing of new Exhibits 31.1 and 31.2.  Except as described above, no other changes were made to the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of April 15, 2023):

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	66	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	65	Director, Chief Operating Officer	2010
C.E. Rick Strattan (2)	77	Director	1990
Markus W. Sieger (1) (3)	57	Director and Chairman of the Board of Directors	2014
F. Patrick Ostronic (1)	67	Director and Vice Chairman of the Board of Directors	2014
William S. Shanahan (2) (3)	83	Director	2016
Dr. Randall M. Toig (1)	72	Director	2018
Joshua M. Fine	41	Chief Financial Officer and Secretary	N/A
Michael Lisjak	49	Chief Regulatory Officer and SVP for Business Development	N/A

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the compensation committee.

Biographies of Directors and Officers

N. Scott Fine has been a Director of the Company since February 2014, and became our Chief Executive Officer on September 14, 2015.  From 2004 until 2014, he was a principal at Scarsdale Equities, an investment banking firm located in New York City.

Mr. Fine has been involved in investment banking for over 35 years, working on a multitude of debt and equity financings, buy and sell side M&A, strategic advisory work, and corporate restructurings. Much of his time has been focused on transactions in the healthcare and consumer products area. He has led global transactions in healthcare, including medical devices, generic pharmaceuticals, and genetics. Additionally, he worked with The Tempo Group of Jakarta, Indonesia when Mr. Fine and his family resided in Jakarta

Mr. Fine was Chairman of the Board of The Global Virus Network (GVN), and he also was the lead investment banker on the initial public offering of Green Mountain Coffee Roasters, Inc. and Central European Distribution Corporation (“CEDC”), a multi-billion-dollar alcohol company. Mr. Fine continued his involvement with CEDC serving as a director from 1996 until 2014, during which time he led the CEDC Board in its successful efforts in 2013 to restructure the company through a pre-packaged Chapter 11 process whereby CEDC was acquired by the Russian Standard alcohol group. Recently, Mr. Fine served as Vice Chairman and Chairman of the Restructuring Committee of Pacific Drilling from 2017 to 2018 where he successfully led the independent directors to a successful reorganization. He also served as sole director of Better Place Inc. from 2013 until 2015. In his role there, Mr. Fine successfully managed the global wind down of the company in a timely and efficient manner which was approved by both the Delaware and Israeli Courts.

Mr. Fine currently serves on the board of directors of Kenon Holdings Ltd. (NYSE: KEN).  Mr. Fine also devotes time to several non-profit organizations, including through his service on the Board of Trustees for the IWM American Air Museum in Britain. Mr. Fine has been a guest lecturer at Ohio State University’s Moritz School of Law and Fordham University Law School.

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

Dr. Tate was selected to serve as a member of our Board of Directors because of his position with Cyclo Therapeutics, Inc. and his experience with biopharmaceutical development, manufacturing and regulatory compliance.

C.E. Rick Strattan has served as Director of the Company since 1990.  Mr. Strattan served as Chairman and CEO from 1990 until his retirement in 2014, and as treasurer of the Company from August 1990 to May 1995.  From November 1987 through July 1989, Mr. Strattan was with Pharmatec, Inc., where he served as Director of Marketing and Business Development for cyclodextrins. Mr. Strattan was responsible for cyclodextrin sales and related business development efforts. From November, 1985 through May, 1987, Mr. Strattan served as Chief Technical Officer for Boots-Celltech Diagnostics, Inc. He also served as Product Sales Manager for American Bio-Science Laboratories, a Division of American Hospital Supply Corporation. Mr. Strattan is a graduate of the University of Florida receiving a B.S. degree in chemistry and mathematics, and has also received an MS degree in pharmacology, and an MBA degree in Marketing/Computer Information Sciences, from the same institution. Mr. Strattan has written and published numerous articles and a book chapter on the subject of cyclodextrins.

Mr. Strattan was selected to serve as a member of our Board of Directors because of his extensive experience with cyclodextrins, his years of executive level experience, and his advanced degrees in pharmacology.

Markus W. Sieger has been a Director of the Company since February 2014 and serves as the Chairman of the Company’s Board of Directors. Mr. Sieger is an alumni of Stanford Graduate School of Business and holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He is a seasoned entrepreneur and senior executive with a multi-industry experience in emerging industries like healthcare, information technology, digital media and fast-moving consumer goods in the United States, Switzerland, Poland and other countries in Central and Eastern Europe. He held management roles in companies such as Zurich Insurance Group (Switzerland), TVN (Poland) and several others. He was and is a member of the boards of directors of various public and private companies in the United States and Europe. Since June 2016 Mr. Sieger has been CEO of Polpharma Group (Netherlands), one of the leading healthcare companies in the CEE/CIS region. Mr. Sieger is vice-president of the Executive Board of Medicines for Europe, representing the generics industry to the European Union. In this function Mr. Sieger focuses on digitalization and preventive aspects of healthcare.

Mr. Sieger’s extensive experience in strategic, operational and investment roles in the healthcare and other industries make him a valuable member of our Board of Directors. Mr. Sieger was appointed to the Board of Directors in connection with a private placement of Common Stock by the Company in February 2014.

F. Patrick Ostronic has been a director since April 2014.  Mr. Ostronic has been an officer of US Pharmacia International, Inc., a subsidiary of the USP Group since November 2006.  Mr. Ostronic is also a director of Novit US, Inc., the general partner of Novit LP.  Mr. Ostronic holds a B.A. in Economics and Accounting from The College of the Holy Cross, an M.S. in Accounting from Old Dominion University, and a J.D. from the University of Maryland School of Law, and was previously licensed as a Certified Public Accountant.

Mr. Ostronic’s extensive experience in finance and the pharmaceutical industry make him a valuable member of the Board of Directors. Mr. Ostronic was appointed to the Board in connection with a private placement of Common Stock by the Company in April 2014.

William S. Shanahan has been a director since June 2016. Mr. Shanahan is currently retired and served as the President of Colgate-Palmolive Company from 1992 until to September 30, 2005. More recently he was a Management Advisor for ValueAct Capital LLC of San Francisco. Mr. Shanahan holds a B.A. from Dartmouth University.

Mr. Shanahan’s vast experience will greatly benefit the Company as it seeks to execute its global growth plan, and makes him a valuable member of the Board of Directors.

Dr. Randall M. Toig has been a director since March 2018. Until his recent retirement from private practice, Dr. Toig was a practicing physician for more than 35 years in obstetrics, gynecology and gynecological surgery at Gold Coast Gynecology, of which he was the Chief Executive Officer. Dr. Toig is currently an associate professor of clinical obstetrics and gynecology at Northwestern University, Northwestern Memorial Hospital and Northwestern Medical School Prentice Women’s Hospital. He previously served at Northwestern Memorial Hospital practicing, teaching and serving on active staff. Dr. Toig holds a B.S. from University of Michigan and received his M.D. from the University of Pittsburgh.

Dr. Toig’s medical experience makes him a valuable member of the Board of Directors.

Joshua M. Fine was appointed our Chief Financial Officer on June 11, 2019, and has been our Secretary since 2014. From 2011 until his appointment as our Chief Financial Officer, he served as the Vice President/Director, Healthcare Capital Markets, of Scarsdale Equities. Mr. Fine was also the Senior Vice President of Finance and Operations for Icagen, Inc., a biotechnology company, from 2017 until it was wound down in November 2020 after the successful sale of its assets. While at Icagen, Mr. Fine worked closely with the CEO to successfully negotiate and execute licensing deals with Roche, Sanofi, and the Cystic Fibrosis Foundation, and was part of the management team that completed the strategic sale of Icagen’s assets to Ligand in April of 2020. Mr. Fine holds a Bachelor of Arts in Political Science from Hartwick College. Mr. Fine is the son of N. Scott Fine, our Chief Executive Officer.

Michael Lisjak joined us as our Global Head of Regulatory Affairs and Senior Vice President for Business Development in July 2019, and was appointed our Chief Regulatory Officer in September 2020.  He has more than 20 years of regulatory strategy and operations experience within the biopharmaceutical and consulting industries for multiple therapeutic areas, including cardiovascular, metabolic, neuroscience and pain and inflammation. Prior to joining the Company, Mr. Lisjak was the Director of Global Regulatory Affairs at Sanofi from July 2015 to June 2016, leading the Endocrinology and Neuromuscular Rare Disease Area, and then served as Sanofi’s Head of Global Regulatory Affairs for Established Products and Global Health until July 2019.  Prior to Sanofi, Mr. Lisjak served as the Global Regulatory Services Lead for Accenture’s Life Sciences group accountable for the growth and strategic oversight for Accenture’s global regulatory offerings, capabilities and go-to-market strategy.  Before Accenture, he held multiple leadership roles at Pfizer and Wyeth with responsibility for developing, maintaining and directing global regulatory strategies and resources in the provision of regulatory guidance and filings ensuring optimal regulatory interactions with global/regional Health Authorities.  Mr. Lisjak holds a B.A. in Biology from Rochester Institute of Technology.

Each executive officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. Except as set forth above, there are no family relationships among any of our directors or executive officers.

Audit Committee.

Our audit committee is comprised of Patrick Ostronic, Markus Sieger and Dr. Randall Toig.  Patrick Ostronic serves as the chairman of our audit committee.  Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of the Nasdaq. Our Board has also determined that Patrick Ostronic is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of the Nasdaq. The responsibilities of our audit committee include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;
●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
●
reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;
●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
●	overseeing our policies on risk assessment and risk management;
●	reviewing related party transactions; and
●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and is available on our website at www.cyclotherapeutics.com.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of ethics and conduct will be available on our website at www.cyclotherapeutics.com.

Delinquent Section 16(a) Reports

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2022, no person who, at any time during the year ended December 31, 2022 was a director, officer or beneficial owner of more than 10 percent of our Common Stock, failed to timely file the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2022.

Item 11.  Executive Compensation.

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2022 and 2021 to (i) the person who served as our Chief Executive Officer during 2022, and (ii) our two most highly compensated executive officers as of December 31, 2022 other than our Chief Executive Officer (collectively, our “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

N. Scott Fine	2022	537,946	-0-	184,716	339,935	1,062,597
CEO	2021	508,333	50,300	323,308	198,714	1,080,655

Michael Lisjak	2022	341,211	-0-	76,792	164,694	582,697
Chief Regulatory Officer	2021	316,333	50,300	134,288	130,103	631,024

Joshua M. Fine	2022	334,195	-0-	76,792	175,189	586,176
Chief Financial Officer	2021	275,000	50,300	134,288	54,157	589,078

(1)
Reflects award of 10,000 shares to each Named Executive Officer in 2021. All of the shares were fully vested upon issuance. The stock award figures represent the value of the stock award at grant date as calculated under FASB ASC Topic 718.

(2)
Reflects (i) award of options during 2022 to purchase 74,907 shares to Scott Fine, and 31,141 shares to each of Mr. Lisjak and Joshua Fine, and at an exercise price of $3.26 and (ii) award of options during 2021 to purchase 57,400 shares to Scott Fine, and 23,800 shares to each of Mr. Lisjak and Joshua Fine, and at an exercise price of $7.46. The options vest over a four year period in equal monthly installments. The option award figures represent the value of the option awards at grant date as calculated under FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested, exercised and sold, as applicable.

(3)	Reflects cash bonuses, matching contributions made under the Company’s 401(k) plan, and insurance premiums for health, dental, and vision.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, our Named Executive Officers had outstanding unexercised options as set forth below.  Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2022.

Name		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($) (1)	Option Expiration Date ($) (2)

N. Scott Fine	(1)	19,100	38,200	7.46	August 27, 2031
	(2)	17,166	57,741	3.26	February 17, 2032

Michael Lisjak	(1)	7,933	15,867	7.46	August 27, 2031
	(2)	7,136	24,005	3.26	February 17, 2032

Joshua M. Fine	(1)	7,933	15,867	7.46	August 27, 2031
	(2)	7,136	24,005	3.26	February 17, 2032

(1) These options vest over a four year period in equal monthly installments commencing from the grant date of August 27, 2021.

(2) These options vest over a four year period in equal monthly installments commencing from the grant date of February 28, 2022.

Employment Agreements

On February 28, 2022, we entered into employment agreements with each of Scott Fine, Michael Lisjak and Joshua Fine.   The employment agreements with our Named Executive Officer include the following material terms:

●	Scott Fine is paid an initial base salary of $540,750, Mr. Lisjak is paid an initial base salary of $335,780 and Joshua Fine is paid an initial base salary of $309,000.

●	Each executive is eligible to receive an annual raise in his base salary targeted at 3%, in addition to any additional increase approved by the Company.

●	Each employment agreement is for a two year term, subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal prior to the then end of the term.

●
Scott Fine is entitled to an annual cash bonus targeted 50% of his base salary, Mr. Lisjak is entitled to an annual cash bonus targeted 35% of his base salary, and Joshua Fine is entitled to an annual cash bonus targeted 40% of his base salary.

●
In the event of the termination of the executive’s employment by us other than for Cause (as defined in the employment agreements), the executive will be entitled to continued payment of base salary for one year; and if such termination occurs within 12 months following a “Change of Control,” all unvested stock options of the terminated Executive shall immediately vest in full.

●
Upon the termination Scott Fine’s employment by us other than for Cause absent a Change of Control, all unvested stock options that would have vested within 12 months following such termination will immediately vest.

●	Each executive is subject to confidentiality, non-compete, non-solicitation and work-for-hire provisions.

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
C.E. Rick Strattan	44,000	-0-	44,000
Markus W. Sieger	44,250	44,250	88,500
F. Patrick Ostronic	-0-	55,000	55,000
William S. Shanahan	53,500	-0-	53,500
Dr. Randall M. Toig	23,750	23,750	47.500

(1) The option award figures represent the value of the option award at grant date as calculated under FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested, exercised and sold, as applicable. See Note 13 to our audited financial statements for the year ended December 31, 2022 for the assumptions we made in the valuation of these stock options.

Our Board of Directors has approved a compensation program for non-employee directors under which each such director is entitled to receive (i) an initial option to purchase 6,700 shares of Common Stock, (ii) an annual option to purchase 3,350 shares of Common Stock, and (iii) and the following annual cash compensation for all directors, which, at the option of each director, may be paid with stock in lieu of cash:

	Member	Chair
Board of Directors	$40,000	$70,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,500	$11,000
Nominating and Governance Committee	$4,000	$8,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 28, 2023, based on 12,653,427 shares of Common Stock outstanding as of such date, by:

●	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all of our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our Common Stock issuable pursuant to the exercise of warrants. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Names and Address of Individual or Identity of Group(1)	Number of Shares Beneficially Owned		Beneficial Ownership (%)
Named Executive Officers and Directors
N. Scott Fine	843,022	(2)	6.46%
C.E. Rick Strattan	333,383	(3)	2.62%
Jeffrey L. Tate	121,505	(4)	*
Markus Sieger	277,834	(5)	1.63%
F. Patrick Ostronic	301,989	(6)	2.37%
William S. Shanahan	118,611	(7)	*
Dr. Randall M. Toig	77,338	(8)	*
Michael Lisjak	18,809	(9)	*
All Directors and Executive Officers as a Group (9 Persons)	2,156,399	(10)	15.97%

5% Holders
Novit, L.P. 66 Hungerford Drive Rockville, Maryland 20850	950,156	(11)	7.26
*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o Cyclo Therapeutics, Inc., 6714 NW 16th Street, Suite B, Gainesville, Florida 32653.

(2)	Includes currently exercisable warrants to purchase 345,167 shares of Common Stock, and currently exercisable options to purchase 53,453 shares of Common Stock.

(3)
Based on a Schedule 13D/A filed by Mr. Strattan with the SEC on October 20, 2015, and Form 4s filed by Mr. Strattan subsequent to such date.  Includes currently exercisable warrants to purchase 400 shares of Common Stock, currently exercisable options to purchase 7,538 shares of Common Stock, 6,307 shares of Common Stock owned by TFBU, Inc. (“TFBU”), and 59,881 shares of Common Stock, and 59,881 shares of Common Stock owned by Unmet Medical Need, Inc. (“UMN”). Mr. Strattan has sole voting and dispositive power with respect to the shares of Common Stock held by TFBU and UMN, both of which are tax exempt organizations under Section 501(c)(3) of the Internal Revenue Code.

(4)	Includes currently exercisable warrants to purchase 37,191 shares of Common Stock, and currently exercisable options to purchase 22,213 shares of Common Stock.

(5)	Includes currently exercisable warrants to purchase 109,245 shares of Common Stock, and currently exercisable options to purchase 7,538 shares of Common Stock.

(6)	Includes currently exercisable warrants to purchase 72,080 shares of Common Stock, and currently exercisable options to purchase 7,538 shares of Common Stock.

(7)	Includes currently exercisable warrants to purchase 47,396 shares of Common Stock, and currently exercisable options to purchase 7,538 shares of Common Stock.

(8)	Includes currently exercisable warrants to purchase 13,078 shares of Common Stock, and currently exercisable options to purchase 7,538 shares of Common Stock.

(9)	Includes currently exercisable options to purchase 22,213 shares of Common Stock.

(10)
Includes 701,235 shares that may be issued under currently exercisable warrants, including warrants to purchase Common Stock underlying warrants to purchase “Units” of the Company’s securities, and currently exercisable options to purchase 149,975 shares of Common Stock.

(11)
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

Equity Compensation Plan of Information

The following table summarizes the number of outstanding options and rights granted to our employees, consultants and directors, as well as the number of shares of Common Stock remaining available for future issuance, under our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans not approved by security holders (1)	17,682	$26.86	0

Equity compensation plans approved by security holders (2)	425,646	5.17	2,479,322

Total:	443,328		2,479,322

(1)
Consists of (i) seven-year warrants to purchase 4,800 Units at an exercise price of $25.00, each Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $25.00 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our June 2016 private placement, (ii) seven-year warrants to purchase 1,641 Units at an exercise price of $35.00, each Unit consisting of one share of Common Stock and one warrant for one additional share of Common Stock at an exercise price of $35.00 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our February 2017 private placement, and (iii) seven-year warrants to purchase 600 Units at an exercise price of $100, each Unit consisting 4 shares of Common Stock and one warrant for one additional 4 shares of Common Stock at an exercise price of $25.00 per share, issued to Scarsdale Equities and its affiliates for services provided in connection with our October 2017 private placement.

(2)
The Company’s  2021 Equity Incentive Plan  (the “Incentive Plan”) provides for the issuance of up to 3,000,000 shares of Common Stock pursuant to the grant of shares of Common Stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. As of December 31, 2022, we had awarded 95,032 shares of Common Stock, and granted options to purchase 425,646 shares of Common Stock, as awards under the Incentive Plan, with 2,479,322 shares of Common Stock remaining available for future awards under the Incentive Plan

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine currently receives an annual salary of $335,780. In addition, he was awarded a cash bonus of $134,312 and $75,000 in 2022 and 2021, respectively. Joshua Fine was awarded stock options with a value of $76,752 in 2022 and $134,288 in 2021 that vest over 4 years.

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

Related-Person Transactions Policy And Procedures

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $25,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers and directors. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products, and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion

Director Independence

Our Board of Directors currently consists of seven directors, five of whom are “independent” as defined under the rules of the Nasdaq Capital Market because they are not employees or executive officers of the Company, and have not been paid more than $120,000 of compensation by the Company in any consecutive 12-month period during the past three years. N. Scott Fine, our Chief Executive Officer, and Dr. Jeffrey L. Tate, our Chief Operating Officer, are not independent directors due to their employment by us as executive officers.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth all fees accrued or paid to WithumSmith+Brown, PC for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$132,001	$107,960
Audit-Related Fees (2)	$70,035	$97,851
Tax Fees	-	-
All Other Fees	-	-
Total	$202,036	$205,810

(1)
Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-Related Fees consist of professional services rendered in connection with our 2021 and 2022 public offering transactions, and the related Registration Statement on Forms S-1 and S-3, respectively.

Pre-approval Policy. Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. In the years ended December 31, 2022 and 2021, all fees identified above under the captions “Audit Fees,” and “All Other Fees” that were billed by WithumSmith+Brown, PC were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2022, there were no other professional services provided by WithumSmith+Brown, PC, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of WithumSmith+Brown, PC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits
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
N. SCOTT FINE Chief Executive Officer (principal executive officer) Date: May 1, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ N. Scott Fine	By:	/s/ Joshua M. Fine
	N. SCOTT FINE Chief Executive Officer; Director (principal executive officer)		JOSHUA M. FINE Chief Financial Officer (principal financial and accounting officer)
Date:	May 1, 2023	Date:	May 1, 2023

By:	/s/ C.E. Rick Strattan	By:	/s/ William S. Shanahan
	C.E. RICK STRATTAN Director		WILLIAM S. SHANAHAN Director
Date:	May 1, 2023	Date:	May 1, 2023

By:	/s/ Jeffrey L. Tate	By:	/s/ F. Patrick Ostronic
	JEFFREY L. TATE Chief Operating Officer; Director		F. PATRICK OSTRONIC Director
Date:	May 1, 2023	Date:	May 1, 2023

By:	/s/ Markus W. Sieger	By:	/s/ Randall M. Toig
	MARKUS W. SIEGER Chairman of the Board, Director		RANDALL M. TOIG Director
Date:	May 1, 2023	Date:	May 1, 2023