Form 10-Q
period 2023-03-31
Cyclo Therapeutics, Inc.
filed 2023-05-12
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2023

or

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

☐ Yes ☒ No

As of May 11, 2023 the Company had outstanding 15,168,397 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$915,176	$1,543,418
Accounts receivable, net	131,224	54,991
Inventory, net	244,497	254,491
Prepaid insurance and services	188,638	101,135
Prepaid clinical expenses	2,513,923	2,204,520
Total current assets	3,993,458	4,158,555

FURNITURE AND EQUIPMENT, NET	50,369	55,188

RIGHT-TO-USE LEASE ASSET, NET	53,393	1,470

TOTAL ASSETS	$4,097,220	$4,215,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$16,969	$-
Accounts payable and accrued expenses	4,482,600	3,480,669
Total current liabilities	4,499,569	3,480,669

LONG-TERM LIABILITIES
Lease liability, net of current portion	36,527	-

Total long-term liabilities	36,527	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 50,000,000 and 20,000,000 shares authorized, 10,053,544 and 8,481,848 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,056	849
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	68,366,532	64,533,074
Accumulated deficit	(68,806,464)	(63,799,379)
Total stockholders' equity (deficit)	(438,876)	734,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,097,220	$4,215,213

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

REVENUES
Product sales	$152,411	$194,904

EXPENSES
Personnel	906,955	1,216,905
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	10,196	16,464
Research and development	3,398,167	1,084,052
Repairs and maintenance	1,252	4,323
Professional fees	482,835	412,055
Office and other	282,375	294,176
Board of Directors fees and costs	72,125	92,125
Depreciation	4,819	4,741
Freight and shipping	819	4,520
Total operating expenses	5,159,543	3,129,361

LOSS FROM OPERATIONS	(5,007,132)	(2,934,457)

OTHER INCOME
Investment and other income	47	4,342
Gain on forgiveness of PPP loan	-	158,524
Total other income	47	162,866

LOSS BEFORE INCOME TAXES	(5,007,085)	(2,771,591)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,007,085)	$(2,771,591)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.46)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,003,588	8,411,798

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying pre-funded warrants, net	930,000	93	3,741,790	-	3,741,883

Exercise of warrants	1,141,696	114	-	-	114

Stock-based compensation	-	-	91,668	-	91,668

Net loss	-	-	-	(5,007,085)	(5,007,085)

Balance, March 31, 2023	10,553,544	$1,056	$68,366,532	$(68,806,464)	$(438,876)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,007,085)	$(2,771,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,819	4,741
Gain on forgiveness of PPP loan	-	(158,524)
Stock-based compensation	91,668	106,738
Stock compensation to nonemployees	-	41,004
Increase or decrease in:
Accounts receivable, net	(76,233)	374,738
Inventory, net	9,994	6,381
Prepaid clinical expenses	(309,403)	(1,426,434)
Prepaid insurance and services	(87,503)	(189,368)
Other	1,573	(1,537)
Accounts payable and accrued expenses	1,001,931	(816,397)
Total adjustments	636,846	(2,058,658)

NET CASH USED IN OPERATING ACTIVITIES	(4,370,239)	(4,830,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(4,600)
Collections from mortgage note receivable	-	13,916

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	9,316

CASH FLOWS FROM FINANCING ACTIVITIES
Net from the sale of warrants	2,407,849	-
Net proceeds from sale of stock	1,334,034
Exercise of warrants	114
Payments on PPP loan	-	(8,159)
Refund of PPP loan payments	-	14,937
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,741,997	6,778

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(628,242)	(4,814,155)

CASH AND CASH EQUIVALENTS, beginning of period	1,543,418	16,612,711

CASH AND CASH EQUIVALENTS, end of period	$915,176	$11,798,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,730	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information presented herein as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) that affect the accompanying condensed consolidated financial statements:

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, and patient dosing began in the first quarter of 2023.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

We also continue to operate our legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs. However, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin- based biopharmaceuticals for the treatment of disease from a business that had been primarily reselling basic cyclodextrin products.

(b) BASIS OF PRESENTATION––The condensed consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and these notes, have been prepared in accordance with Generally Accepted Accounting Principles and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $10,300 at March 31, 2023 and December 31, 2022.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was approximately $52,900 at March 31, 2023 and December 31, 2022.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(h) LEASES––The Company leases office and warehouse space.  The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if the Company has obtained substantially all of the rights to the underlying asset through exclusivity, if it can direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights. This evaluation may require significant judgment.

(i) REVENUE RECOGNITION––Revenues are recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standard Codification (“ASC”) Topic 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For additional information on our revenues, please read Note 2, Revenues, to these condensed consolidated financial statements.

(j) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(l) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred. Research and development expenses primarily consist of product development, third-party contractors, salaries and materials.

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2023, and December 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 7,419,760 and 2,048,186 common shares were antidilutive for the three months ended March 31, 2023 and March 31, 2022, respectively. Additionally, outstanding options to purchase 771,527 and 412,263 shares of common stock were antidilutive for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

We have no assets or liabilities required to have their fair value measured on a recurring basis at March 31, 2023 and December 31, 2022. Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.

(q) USE OF ESTIMATES––The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation and warrant liability valuation. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(r) RECENT ACCOUNTING PRONOUNCEMENTS––In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for smaller reporting company’s in the first quarter of 2023. The Company adopted the new guidance as of January 1, 2023, and it did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023, and determined no material impact on its condensed consolidated financial statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

(s) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in  ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at March 31, 2023, and December 31, 2022.

(t) LIQUIDITY AND GOING CONCERN––For the three months ended March 31, 2023, the Company incurred a net loss of approximately $5,007,085. The Company has an accumulated deficit of approximately $68,806,464 at March 31, 2023. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For three months ended March 31, 2023, the Company’s operations used $4,370,239 in cash, and at March 31, 2023, the Company had a cash balance of $915,176 and negative working capital of approximately $506,100.  We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. As further discussed in Note 11, subsequent to quarter-end, the Company generated gross proceeds of approximately $3,405,000 from the sale of securities in private placements of the Company’s securities.

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

Our condensed consolidated financial statements for the three months ended March 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) REVENUES:

The Company operates in one business segment, which primarily focuses on the development and commercialization of innovative cyclodextrin-based products for the treatment of people with serious and life-threatening rare diseases and medical conditions. However, substantially all of the Company’s revenues are derived from the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs.  Currently, a small portion of the Company’s revenues is generated by sales of Trappsol® Cyclo™ to South America (Brazil) for the treatment of NPC patients.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) REVENUES: (CONTINUED)

The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of condensed consolidated net product revenues. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties.

Revenues by product are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
Trappsol® Cyclo™	$53,384	$-
Trappsol® HPB	85,984	64,573
Trappsol® Fine Chemical	3,239	129,703
Aquaplex®	9,804	628
Total revenues	$152,411	$194,904

Substantially all of our sales of Trappsol® Cyclo™ for the three months ended March 31, 2023 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three months ended March 31, 2023 and March 31, 2022 were to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended March 31, 2023 three major customers accounted for 76% of total revenues. For the three months ended March 31, 2022, four major customers accounted for 75% of total revenues.

There were no inventory purchases during the three months ended March 31, 2023. Substantially all inventory purchases were from three vendors in 2022 and 2021. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the three months ended March 31, 2023, the product mix of our revenues consisted of 94% basic natural and chemically modified cyclodextrins and 6% cyclodextrin complexes. For the three months ended March 31, 2022 the product mix of our revenues consisted of 99.7% basic natural and chemically modified cyclodextrins and .3% cyclodextrin complexes.

(4) NOTE PAYABLE:

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

Under the Paycheck Protection Program, because the loan was used to fund certain qualifying expenses as described in the CARES Act, the full amount of the loan, including accrued interest was forgiven in March 2022. As a result, the balance forgiven is presented separately as gain on the forgiveness of PPP loan in the accompanying condensed consolidated statement of operations.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) LEASES

The Company entered in an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term.  This lease replaced an existing operating lease which expired in January 2023. Right-of-use assets are recorded net of accumulated amortization, which was $4,256 as of March 31, 2023.  Lease expense for lease payments are recognized on a straight-line basis over the lease term.  Lease expense for the three months ended March 31, 2023 and 2022 was $9,535 and 7,397, respectively.

(6) EQUITY TRANSACTIONS:

On March 3, 2023, following the approval of the Company’s stockholders at a special meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our condensed consolidated statement of operations. In the three ended March 31, 2023, the Company recognized compensation expense of $30,750 to board members. As of March 31, 2023, accrued compensation to board members totaled $61,500. In the three months ended March 31, 2022, the Company issued 11,327 shares to board members with a value of $41,004, at the time of issuance, with respect to which compensation expense in that period had been accrued as of December 31, 2021. The Company did not issue shares to employees in the three month periods ended March 31, 2023 and 2022.

On January 3, 2023, the Company sold to an institutional investor in a registered direct offering 930,000 shares of common stock at a purchase price per share of $1.61, and prefunded warrants to purchase up to an aggregate of 1,678,696 shares of common stock at a purchase price of $1.61 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per share and remain exercisable until exercised in full. In a concurrent private placement, the Company also issued to the investor Series A-1 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of five years from the date of issuance, and Series A-2 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of three years from the date of issuance. The net proceeds from the registered direct offering were approximately $3.7 million after deducting fees due to the placement agent in the offering. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company. A holder of the Series A-1 and Series A-2 warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise, and may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company.

The Company classified the fair value of the warrants as equity because they are indexed to its own stock and meet the conditions necessary for equity classification in accordance with the guidance in ASC Subtopic 815-40 on derivatives and hedging.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) EQUITY TRANSACTIONS: (CONTINUED)

As of March 31, 2023, the Company had warrants outstanding, excluding prefunded warrants, to purchase 7,419,760 shares of common stock at exercise prices ranging from $1.36 to $65.00 per share that expire at various dates through 2027. In addition, there are currently outstanding seven-year warrants to purchase (i) 4,800 Units sold in our May 2016 private placement at an exercise price of $25.00 per Unit, (ii) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (iii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 17,681 additional shares of our common stock at an aggregate exercise price of $474,852.

(7) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2023 and 2022, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(8) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2023, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2023, we had awarded 95,032 shares of common stock and granted options to purchase 771,527 shares of common stock under the 2021 Plan, with 2,133,441 shares of common stock remaining available for future awards.

During the three months ended March 31, 2023, the Company granted options to purchase (i) and aggregate of 321,631 shares of common stock at exercise prices of $1.28 per share to its officers and employees, vesting over a four-year period in equal monthly installments, (ii) 2,500 shares of common stock to three employees, with an exercise price of $1.28, vesting immediately, and (iii) 3,350 shares of common stock to each of its five non-employee directors, with an exercise price of $1.28, vesting over a one-year period in equal quarterly installments. The options granted during the three months ended March 31, 2023 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.00 to 6.25 years; (ii) risk free interest rate of 4.1%%; (iii) expected volatility of 100.3% to 103.6%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three months ended March 31, 2023 ranged from $0.99 to $1.04 per share.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2023	2022
Numerator
Net loss	$(5,007,085)	$(2,771,591)
Denominator	11,003,588	8,411,798
Weighted-average common shares outstanding, basic and diluted	$(0.46)	$(0.33)

The Company reported a net loss for the three months ended March 31, 2023, and 2022, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2023	2022
Stock options	771,527	412,263
Warrants	7,419,760	2,048,186

(10) PURCHASE COMMITMENTS:

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase minimum amounts of goods used in its normal operations based on completion of certain milestones. The first milestone was met during the first quarter of 2023, and $980,000 of goods were purchased and received. Future annual minimum purchases remaining under the agreement are $1,960,000.

(11) SUBSEQUENT EVENTS:

On April 20, 2023, the Company, completed a private placement of its securities priced at-the-market under the rules of The Nasdaq Stock Market, Inc., to a group of accredited investors that included several directors of the Company and members of management and their affiliates. Investors in the private placement purchased 1,562,883 shares of common and were issued warrants to purchase 1,562,883 shares of common. The purchase price for one share of common stock and a Warrant to purchase one share of common stock was $0.835. The Warrants have an exercise price of $0.71 and have a term of seven years. The gross proceeds of the private placement were $1,305,000.

On May 2, 2023, the Company completed the private placement of its securities to Rafael Holdings, Inc., a Delaware corporation, in which Rafael Holdings purchased 2,514,970 shares of common stock, and a warrant to purchase an additional 2,514,970 shares of common (the “Warrant”), for an aggregate purchase price of $2,100,000. The Warrant has an exercise price of $0.71 per share, and will not be exercisable until the Company has obtained the approval of its shareholders to the exercise of the Warrant in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc. Following the date of such approval, the Warrant will be exercisable for a period of seven years. Pursuant to the Purchase Agreement, the Company (i) entered into a Registration Rights Agreement with Rafael Holdings requiring the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and shares of common stock underlying the Warrants, upon the request of Rafael Holdings, and (ii) appointed William Conkling, the CEO of Rafael Holdings, to the Company’s Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited condensed consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2022.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.  All amounts presented herein are rounded to nearest $1,000.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease.  In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized, and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early-stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

We also continue to operate our legacy fine chemical business, consisting of the sale of cyclodextrins and related products to the pharmaceutical, nutritional, and other industries, primarily for use in diagnostics and specialty drugs. However, our core business has transitioned to a biotechnology company primarily focused on the development of cyclodextrin- based biopharmaceuticals for the treatment of disease from a business that had been primarily reselling basic cyclodextrin products.

Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

We reported a net loss of approximately $5,007,085 for the three months ended March 31, 2023, compared to a net loss of approximately $2,772,000 for the three months ended March 31, 2022.

Total revenues for the three month period ended March 31, 2023 decreased 23% to approximately $150,000 compared to approximately $195,000 for the same period in 2022. Our change in the mix of our product sales for the three months ended March 31, 2023 and 2022 is as follows:

Trappsol® Cyclo HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients. We sold approximately $53,000 of Trappsol® Cyclo™ for the three month period ended March 31, 2023. We did not sell any of this product for the three month period ended March 31, 2022. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 32% for the three month period ended March 31, 2023, to approximately $86,000 from approximately $65,000 for the three months ended March 31, 2022.

Trappsol® other products

Our sales of other Trappsol® other products decreased by 98% for the three month period ended March 31, 2023, to approximately $3,000 from approximately $130,000 for the three months ended March 31, 2022.

Aquaplex®

Our sales of Aquaplex® for the three month period ended March 31, 2023 were approximately $10,000, as compared to sales of Aquaplex® for the three months ended March 31, 2022 of approximately $1,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2023, our three largest customers accounted for 76% of our sales; the largest accounted for 32% of sales. During the three months ended March 31, 2022, our four largest customers accounted for 75% of our sales; the largest accounted for 25% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2023 decreased 38% to approximately $10,000 from approximately $16,000 for the same period in 2022. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 7% for the three months ended March 31, 2023 and 8% for the three months ended March 31, 2022. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2022, or the first three months of 2023.

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

Personnel expenses decreased by 25%, to approximately $907,000 for the three months ended March 31, 2023 from approximately $1,217,000 for the three months ended March 31, 2022. The decrease in personnel is due to the reallocation of personnel time from salaries to R&D expenses. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 213% to approximately $3,398,000 for the three months ended March 31, 2023, from approximately $1,084,000 for the three months ended March 31, 2022. Research and development expenses as a percentage of our total operating expenses increased to 66% for the three months ended March 31, 2023 from 35% for the three months ended March 31, 2022. The increase in research and development expense resulted from the increased activity in our Phase III study of Trappsol® Cyclo™ for the treatment of NPC in the more recent period.

Professional fees increased 17% to approximately $483,000 for the three months ended March 31, 2023, compared to approximately $412,000 for the three months ended March 31, 2022. Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses decreased 4% to approximately $282,000 for the three months ended March 31, 2023, compared to approximately $294,000 for the three months ended March 31, 2022 due primarily to a decrease in investor relations costs.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2023, and 2022, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $915,176 as of March 31, 2023, compared to approximately $1,543,000 as of  December 31, 2022. We had negative working capital of approximately $506,000 as of March 31, 2023, compared to positive working capital of approximately $678,000 at December 31, 2022. Cash used in operations was $4,370,239 for the three months ended March 31, 2023, compared to approximately $4,830,000 for the same period in 2022.

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

Our condensed consolidated financial statements for the three months ended March 31, 2023 and the year ended December 31, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We had no off-balance sheet arrangements as of March 31, 2023.

Critical Estimates

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2023. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Due to the material weaknesses in internal control over financial reporting as described below, our management, with the participation of our principal executive financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023.

b. Material Weakness over Complex Equity Instruments

During the preparation of our interim condensed consolidated financial statements for the period ended March 31, 2023, we identified a material weakness in our internal controls relating to the accounting of complex equity instruments. Specifically, the controls related to the evaluation of the appropriate accounting classification of warrants as equity classified.

c. Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We have identified no additional risk factors other than those included in our Annual Report on Form 10-K for our year ended December 31, 2022 that we filed with the Securities and Exchange Commission on March 17, 2023.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

3.3

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc. filed March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2023).

3.4

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

CYCLO THERAPEUTICS, INC.

Date: May 12, 2023	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)