Form 10-Q
period 2023-06-30
Cyclo Therapeutics, Inc.
filed 2023-08-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2023

or

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

☐Yes ☒ No

As of August 11, 2023 the Company had outstanding 19,308,449 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$841,530	$1,543,418
Accounts receivable, net	88,391	54,991
Inventory, net	236,643	254,491
Prepaid insurance and services	166,222	101,135
Prepaid clinical expenses	3,215,184	2,204,520
Total current assets	4,547,970	4,158,555

FURNITURE AND EQUIPMENT, NET	45,550	55,188

RIGHT-TO-USE LEASE ASSET, NET	49,147	1,470

TOTAL ASSETS	$4,642,667	$4,215,213
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$17,466	$-
Accounts payable and accrued expenses	6,078,097	3,480,669
Total current liabilities	6,095,563	3,480,669

LONG-TERM LIABILITIES
Lease liability, net of current portion	31,939	-

Total long-term liabilities	31,939	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 50,000,000 and 20,000,000 shares authorized, 15,308,449 and 8,481,848 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,531	849
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	71,956,553	64,533,074
Accumulated deficit	(73,442,919)	(63,799,379)
Total stockholders' equity (deficit)	(1,484,835)	734,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,642,667	$4,215,213

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUES
Product sales	$117,118	$541,886	$269,529	$736,790

EXPENSES
Personnel	784,867	970,759	1,691,822	2,187,664
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	19,909	73,667	30,105	90,131
Research and development	3,170,199	1,874,383	6,568,366	2,958,435
Repairs and maintenance	7,063	3,675	8,315	7,998
Professional fees	414,402	649,842	897,237	1,061,897
Office and other	272,940	291,611	555,315	585,787
Board of Director fees and costs	75,458	124,131	147,583	216,256
Depreciation	4,819	4,741	9,638	9,482
Freight and shipping	403	5,101	1,222	9,621
Total operating expenses	4,750,060	3,997,910	9,909,603	7,127,271

LOSS FROM OPERATIONS	(4,632,942)	(3,456,024)	(9,640,074)	(6,390,481)

OTHER INCOME (EXPENSE)
Investment and other income (expense)	(3,513)	4,034	(3,466)	8,376
Gain on forgiveness of PPP loan	-	-	-	158,524
Total other income (expense)	(3,513)	4,034	(3,466)	166,900

LOSS BEFORE INCOME TAXES	(4,636,455)	(3,451,990)	(9,643,540)	(6,223,581)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,636,455)	$(3,451,990)	$(9,643,540)	$(6,223,581)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.33)	$(0.41)	$(0.77)	$(0.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,042,214	8,424,003	12,537,394	8,417,901

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, March 31, 2023	10,553,544	$1,056	$68,366,532	$(68,806,464)	$(438,876)

Sale of common stock	4,077,853	407	3,404,599	-	3,405,006

Exercise of warrants	537,000	54	-	-	54

Stock issued to nonemployees	140,052	14	144,240	-	144,254

Stock-based compensation	-	-	41,182	-	41,182

Net loss	-	-	-	(4,636,455)	(4,636,455)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

Balance, March 31, 2022	8,415,196	$842	$64,167,254	$(51,120,082)	$13,048,014

Stock issued to employees	7,500	1	15,749	-	15,750

Stock issued to nonemployees	16,739	1	41,255	-	41,256

Stock-based compensation	-	-	87,012	-	87,012

Net loss	-	-	-	(3,451,990)	(3,451,990)

Balance, June 30, 2022	8,439,435	$844	$64,311,270	$(54,572,072)	$9,740,042

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying warrants, net	5,007,853	500	7,146,389	-	7,146,889

Exercise of warrants	1,678,696	168	-	-	168

Stock issued to nonemployees	140,052	14	144,240	-	144,254

Stock-based compensation	-	-	132,850	-	132,850

Net loss	-	-	-	(9,643,540)	(9,643,540)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

Stock issued to employees	7,500	1	15,749	-	15,750

Stock issued to nonemployees	28,066	2	82,258	-	82,260

Stock-based compensation	-	-	193,750	-	193,750

Net loss	-	-	-	(6,223,581)	(6,223,581)

Balance, June 30, 2022	8,439,435	$844	$64,311,270	$(54,572,072)	$9,740,042

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,643,540)	$(6,223,581)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,638	9,482
Gain on forgiveness of PPP loan	-	(158,524)
Stock-based compensation	132,850	193,750
Stock compensation to employees	-	15,750
Stock compensation to nonemployees	144,254	82,260
Increase or decrease in:
Accounts receivable, net	(33,400)	83,181
Inventory, net	17,848	(33,176)
Prepaid clinical expenses	(1,010,664)	(1,423,270)
Prepaid insurance and services	(65,087)	(143,971)
Other	1,728	(1,882)
Accounts payable and accrued expenses	2,597,428	(1,586,011)
Total adjustments	1,794,595	(2,962,411)

NET CASH USED IN OPERATING ACTIVITIES	(7,848,945)	(9,185,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(4,600)
Collections from mortgage note receivable	-	24,494
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	19,894

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of warrants	2,917,581	-
Net proceeds from sale of stock	4,229,308	-
Exercise of warrants	168	-
Payments on PPP loan	-	(8,159)
Refund of PPP loan payments	-	14,937
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,147,057	6,778

NET DECREASE IN CASH AND CASH EQUIVALENTS	(701,888)	(9,159,320)

CASH AND CASH EQUIVALENTS, beginning of period	1,543,418	16,612,711

CASH AND CASH EQUIVALENTS, end of period	$841,530	$7,453,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,466	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information presented herein as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 is unaudited.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of $10,300 at June 30, 2023 and December 31, 2022.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was approximately $52,900 at June 30, 2023 and December 31, 2022.

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

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of June 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 11,411,813 and 7,419,760 shares of common stock were antidilutive for the three and six months ended June 30, 2023, and warrants to purchase 2,048,186 shares of common stock were antidilutive for the three and six months ended June 30, 2022.

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

We have no assets or liabilities required to have their fair value measured on a recurring basis at June 30, 2023 and December 31, 2022. Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

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

(s) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in  ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at June 30, 2023, and December 31, 2022.

(t) LIQUIDITY AND GOING CONCERN––For the three and six months ended June 30, 2023, the Company incurred a net loss of $4,636,455 and $9,643,540, respectively. The Company has an accumulated deficit of $73,442,919 at June 30, 2023. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For the six months ended June 30, 2023, the Company’s operations used $7,848,945 in cash, and at June 30, 2023, the Company had a cash balance of $841,530 and negative working capital of approximately $1,548,000. We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. As further discussed in Note 11, subsequent to quarter-end, the Company generated gross proceeds of $5,000,000 from the sale of securities in private placements of the Company’s securities.

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenues by product are summarized as follows:

	Three Months Ended June, 30		Six Months Ended June 30,
	2023	2022	2023	2022
Trappsol® Cyclo™	$57,751	$700	$111,135	$700
Trappsol® HPB	57,244	357,032	143,228	421,605
Trappsol® Fine Chemical	2,065	178,621	5,304	308,324
Aquaplex®	58	188	9,862	816
Other	-	5,345	-	5,345
Total revenues	$117,118	$541,886	$269,529	$736,790

Substantially all of our sales of Trappsol® Cyclo™ for the three and six months ended June 30, 2023 and 2022 were to a single customer who exports the drug to South America. Substantially all of our Aquaplex® sales for the three and six months ended June 30, 2023 and 2022 were to one customer.

(3) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended June 30, 2023 two major customers accounted for 86% of total revenues. For the six months ended June 30, 2023 three major customers accounted for 71% of total revenues. For the three months ended June 30, 2022, three customers accounting for 63% of total revenues. For the six months ended June 30, 2022, four major customers accounted for 66% of total revenues, and three customers accounted for 99% of accounts receivable.

Substantially all inventory purchases were from three vendors in 2023 and 2022. These vendors are located primarily outside the United States.

We have three sources for our Aquaplex® products. There are multiple sources for our Trappsol® products.

For the six months ended June 30, 2023, the product mix of our revenues consisted of 96% basic natural and chemically modified cyclodextrins and 4% cyclodextrin complexes. For the three months ended June 30, 2023, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the six months ended June 30, 2022 the product mix of our revenues consisted of 99.9% basic natural and chemically modified cyclodextrins and .1% cyclodextrin complexes. For the three months ended June 30, 2022 the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) LEASES

The Company entered into an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term.  This lease replaced an existing operating lease which expired in January 2023. Right-of-use assets are recorded net of accumulated amortization, which was $8,502 as of June 30, 2023.  Lease expense for lease payments are recognized on a straight-line basis over the lease term.  Lease expense for the three and six months ended June 30, 2023 was $5,612 and $15,147.  Lease expense for the three and six months ended June 30, 2022 was $7,397 and $14,874, respectively.

(6) EQUITY TRANSACTIONS:

On March 3, 2023, following the approval of the Company’s stockholders at a special meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our condensed consolidated statement of operations. In the three and six month ended June 30, 2023, the Company recognized compensation expense of $82,750 and $113,500 to board members, in addition to $30,750 of accrued stock compensation as of December 31, 2022, and issued 140,052 shares of common stock to board members in the three months ended June 30, 2023. In the three and six months ended June 30, 2022, the Company issued 11,739 and 11,327 shares of common stock to board members with a value of $30,756 and $41,004, respectively at the time of issuance. The Company did not issue common stock to employees in the three and six month periods ended June 30, 2023 and 2022.

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

On January 25, 2023, the investor exercised a portion of its pre-funded warrants and acquired 400,696 shares of common stock for an aggregate exercise price of $40, and on February 27, 2023, the investor exercised an additional portion of its pre-funded warrants and acquired 741,000 shares of common stock for an aggregate exercise price of $74. On April 3, 2023, the investor exercised the remaining balance of pre-funded warrants and acquired 537,000 shares of common stock for an aggregate exercise price of $54.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) EQUITY TRANSACTIONS: (CONTINUED)

On April 20, 2023, the Company, completed a private placement of its securities priced at-the-market under the rules of The Nasdaq Stock Market, Inc., to a group of accredited investors that included several directors of the Company and members of management and their affiliates. Investors in the private placement purchased 1,562,883 shares of common stock and were issued warrants to purchase 1,562,883 shares of common stock. The purchase price for one share of common stock and a warrant to purchase one share of common stock was $0.835. The warrants have an exercise price of $0.71 and a term of seven years. The gross proceeds of the private placement were $1,305,000.

On May 2, 2023, the Company completed the private placement of its securities to Rafael Holdings, Inc. (Rafael Holdings), a Delaware corporation, in which Rafael Holdings purchased 2,514,970 shares of common stock, and a warrant to purchase an additional 2,514,970 shares of common, for an aggregate purchase price of $2,100,000. The warrant has an exercise price of $0.71 per share, and is exercisable for the seven-year period starting August 1, 2023, the date the Company obtained the approval of its shareholders to the exercise of the warrant in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc.  In connection with the closing of the transaction, the Company (i) entered into a Registration Rights Agreement with Rafael Holdings requiring the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and shares of common stock underlying the warrants upon the request of Rafael Holdings, and (ii) appointed William Conkling, the CEO of Rafael Holdings, to the Company’s Board of Directors.

On June 1, 2023, the Company entered into an additional securities purchase agreement with Rafael Holdings providing for the sale by the Company to Rafael Holdings of an additional 4,000,000 shares of common stock and a warrant to purchase an additional 4,000,000 shares of common stock, for an aggregate purchase price of $5,000,000. The warrant has an exercise price of $1.25 per share and a term of seven years from the date of issuance. The closing of the sale of the shares and warrant under the securities purchase agreement was subject to the approval of the Company’s stockholders to such sale in accordance with Nasdaq Listing Rules 5635(b) and 5635(d), as well as other customary conditions to closing.  As discussed in Note 11, the closing of this transaction occurred on August 1, 2023 following the satisfaction of these conditions.

As of June 30, 2023, the Company had warrants outstanding to purchase 11,411,813 shares of common stock at exercise prices ranging from $0.71 to $65.00 per share that expire at various dates through 2030. In addition, there are currently outstanding seven-year warrants to purchase (i) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (ii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 8,082 additional shares of our common stock at an aggregate exercise price of $234,861.

(7) INCOME TAXES:

The Company reported a net loss for the six months ended June 30, 2023 and 2022, respectively. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) EQUITY INCENTIVE PLAN: (CONTINUED)

As of June 30, 2023, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2023, we had awarded 235,084 shares of common stock and granted options to purchase 801,861 shares of common stock under the 2021 Plan, with 1,963,055 shares of common stock remaining available for future awards.

During the three months ended March 31, 2023, the Company granted options to purchase (i) and aggregate of 321,631 shares of common stock at an exercise price of $1.28 per share to its officers and employees, (ii) 2,500 shares of common stock to three employees, with an exercise price of $1.28, and (iii) 3,350 shares of common stock to each of its five non-employee directors, with an exercise price of $1.28. During the three months ended June 30, 2023, the Company granted options to purchase 106,700 shares of common stock at exercise prices of $1.18 and $1.37 per share to a consultant and new member of the board of directors, respectively. Under the option agreements, these options vest either (i) immediately, (ii) quarterly over a one-year period,  (iii) semi-annually over a one-year period, or (iv) monthly over a four-year period.  All options have a 10-year term. The options granted during the three and six months ended June 30, 2023 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.00 to 6.25 years; (ii) risk free interest rate of 3.9% - 4.1%%; (iii) expected volatility of 92.7% to 100.3%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three and six months ended June 30, 2023 ranged from $0.86 to $1.01 per share.

(9) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(4,636,455)	$(3,451,990)	$(9,643,540)	$(6,223,581)
Denominator
Weighted-average common shares outstanding, basic and diluted	14,042,214	8,424,003	12,537,394	8,417,901
Net loss per share, basic and diluted	$(0.33)	$(0.41)	$(0.77)	$(0.74)

The Company reported a net loss for the three and six months ended June 30, 2023 and 2022, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	801,861	412,263	801,861	425,646
Warrants	11,411,813	2,048,186	11,411,813	2,048,186

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) PURCHASE COMMITMENTS:

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase minimum amounts of goods used in its normal operations based on completion of certain milestones. The first milestone was met during the first quarter of 2023, and $980,000 of goods were purchased and received.  In the second quarter of 2023, the Company was invoiced $980,000 for the second milestone and is recorded to accounts payable, although goods have not yet been received. Future annual minimum purchases remaining under the agreement are $980,000, which are not reflected in total liabilities.

(11) SUBSEQUENT EVENTS:

Annual Meeting

On July 31, 2023, the Company held its 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to consider and vote on proposals for (i) the election of the director nominees named in the definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on June 13, 2023; (ii) the approval of the exercise in full of a warrant to purchase 2,514,970 shares of common stock held by Rafael Holdings, (iii) the approval of the sale and issuance to Rafael Holdings of 4,000,000 shares of common stock and a warrant to purchase an additional 4,000,000 shares of common stock, (iv) the approval of the compensation of the Company’s named executive officers; and (v) the ratification of the appointment of WithumSmith to serve as the Company’s independent registered public accountants.  The Company’s stockholders approved all of the foregoing proposals at the Annual Meeting.

Rafael Financing

On August 1, 2023, the Company completed the private placement of its securities to Rafael Holdings pursuant to a Securities Purchase Agreement between the Company and Rafael Holdings dated June 1, 2023 (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Rafael Holdings purchased 4,000,000 shares of common stock, and a seven-year warrant to purchase an additional 4,000,000 shares of common at a price of $1.25 per share, for an aggregate purchase price of $5,000,000. The issuance of the shares and warrant to Rafael Holdings was approved by the Company’s shareholders at the Annual Meeting in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Nasdaq Compliance

As previously reported, on May 15, 2023, the Company received a letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company of $(438,876) as of March 31, 2023, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023, was below the minimum requirement of $2,500,000.

Pursuant to Nasdaq’s Listing Rules, the Company submitted to Nasdaq a plan to regain compliance with the Rule (a “Compliance Plan”). On August 1, 2023, Nasdaq notified the Company that based on its review of the Compliance Plan, the Company has been granted an extension to regain compliance with the Rule. As a result of the completion of the Rafael Financing, the Company has regained compliance with the Rule. However, Nasdaq has informed the Company that it will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

Results of Operations – Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

We reported net losses of $4,636,455 and $9,643,540 for the three and six months ended June 30, 2023, compared to net losses of $3,451,990 and $6,223,581 for the three and six months ended June 30, 2022.

Total revenues for the three month period ended June 30, 2023 decreased 78% to approximately $117,000 compared to approximately $542,000 for the same period in 2022. Total revenues for the six month period ended June 30, 2023 decreased 63% to approximately $270,000 compared to approximately $737,000 for the same period in 2022. Our change in the mix of our product sales for the three and six months ended June 30, 2023 and 2022 is as follows:

Trappsol® Cyclo HPBCDs

First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients. We sold approximately $58,000 and $700 of Trappsol® Cyclo™ for the three month periods ended June 30, 2023 and 2022, respectively. We sold approximately $111,000 and $700 of Trappsol® Cyclo™ for the six month periods ended June 30, 2023 and 2022, respectively. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 84% for the three month period ended June 30, 2023, to approximately $57,000 from approximately $357,000 for the three months ended June 30, 2022. Our sales of Trappsol® HPB decreased by 66% for the six month period ended June 30, 2023, to approximately $143,000 from approximately $422,000 for the six months ended June 30, 2022.

Trappsol® other products

Our sales of other Trappsol® products decreased by 99% for the three month period ended June 30, 2023, to approximately $2,000 from approximately $179,000 for the three months ended June 30, 2022. Our sales of other Trappsol® other products decreased by 98% for the six month period ended June 30, 2023, to approximately $5,000 from approximately $309,000 for the six months ended June 30, 2022.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2023 were approximately $60, as compared to sales of Aquaplex® for the three months ended June 30, 2022 of approximately $200. Our sales of Aquaplex® for the six month period ended June 30, 2023 were approximately $10,000, as compared to sales of Aquaplex® for the six months ended June 30, 2022 of approximately $800.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2023, our three largest customers accounted for 71% of our sales; the largest accounted for 37% of sales. During the six months ended June 30, 2022, our four largest customers accounted for 66% of our sales; the largest accounted for 25% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2023 decreased 73% to approximately $20,000 from approximately $74,000 for the same period in 2022. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2023 decreased 67% to approximately $30,000 from approximately $90,000 for the same period in 2022. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 11% for the six months ended June 30, 2023 and 12% for the six months ended June 30, 2022. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2022, or the first six months of 2023.

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

Personnel expenses decreased by 19%, to approximately $785,000 for the three months ended June 30, 2023 from approximately $971,000 for the three months ended June 30, 2022. Personnel expenses decreased by 23%, to approximately $1,692,000 for the six months ended June 30, 2023 from approximately $2,188,000 for the six months ended June 30, 2022. The decrease in personnel is due to the reallocation of personnel time from salaries to R&D expenses. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 69% to approximately $3,170,000 for the three months ended June 30, 2023, from approximately $1,874,000 for the three months ended June 30, 2022. Research and development expenses increased 122% to approximately $6,568,000 for the six months ended June 30, 2023, from approximately $2,958,000 for the six months ended June 30, 2022. Research and development expenses as a percentage of our total operating expenses increased to 66% for the six months ended June 30, 2023 from 42% for the six months ended June 30, 2022. The increase in research and development expense resulted from the increased activity in our Phase III study of Trappsol® Cyclo™ for the treatment of NPC in the more recent period.

Professional fees decreased 36% to approximately $414,000 for the three months ended June 30, 2023, compared to approximately $650,000 for the three months ended June 30, 2022. Professional fees decreased 16% to approximately $897,000 for the six months ended June 30, 2023, compared to approximately $1,062,000 for the six months ended June 30, 2022.

Office and other expenses decreased 7% to approximately $273,000 for the three months ended June 30, 2023, compared to approximately $292,000 for the three months ended June 30, 2022. Office and other expenses decreased 5% to approximately $555,000 for the six months ended June 30, 2023, compared to approximately $586,000 for the six months ended June 30, 2022.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three or six months ended June 30, 2023, and 2022, respectively.

Liquidity and Capital Resources

Our cash decreased to $841,530 as of June 30, 2023, compared to $1,543,418 as of  December 31, 2022. We had negative working capital of approximately $1,550,000 as of June 30, 2023, compared to positive working capital of approximately $678,000 at December 31, 2022. Cash used in operations was approximately $7,849,000 for the six months ended June 30, 2023, compared to approximately $9,186,000 for the same period in 2022.

The Company has continued to realize losses from operations. However, as a result of our recent public and private offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 12 months. We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our condensed consolidated financial statements for the six months ended June 30, 2023 and the consolidated financial statements for the year ended December 31, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

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

We had no off-balance sheet arrangements as of June 30, 2023.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2023. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

b. Material Weaknesses over Complex Equity Instruments

During the preparation of our interim condensed consolidated financial statements for the period ended June 30, 2023, we identified a material weakness in our internal controls relating to the accounting of complex equity instruments.  Specifically, the controls relating to the evaluation of the appropriate accounting classification of warrants as equity classified.

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

3.1

Articles of Incorporation of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2020).

3.2

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc., filed June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021).

3.3

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc. filed March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2023).

3.4	Bylaws of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2020).

4.1

Warrant, dated May 2, 2023, issued by Cyclo Therapeutics, Inc. to Rafael Holdings, Inc., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

4.2

Form of Warrant, issuable by Cyclo Therapeutics, Inc. to Rafael Holdings, Inc. pursuant to the Securities Purchase Agreement dated June 1, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

10.1

Securities Purchase Agreement, dated as of May 2, 2023, between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.2

Securities Purchase Agreement, dated as of June 1, 2023 (“June Subscription Agreement”), between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

10.3

Registration Rights Agreement, dated as of May 2, 2023, between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2023)

10.4

Amendment to Registration Rights Agreement dated as of June 1, 2023, contained in Section 5(e) of the June 2023 Subscription Agreement  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

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

CYCLO THERAPEUTICS, INC.

Date: August 14, 2023	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: August 14, 2023	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)