Form 10-Q
period 2023-09-30
Cyclo Therapeutics, Inc.
filed 2023-11-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

or

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

☐Yes ☒ No

As of November 13, 2023, the Company had outstanding 22,732,402 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,801,809	$1,543,418
Accounts receivable, net	303,760	54,991
Inventory, net	209,755	254,491
Prepaid insurance and services	150,322	101,135
Prepaid clinical expenses	3,045,870	2,204,520
Total current assets	5,511,516	4,158,555

FURNITURE AND EQUIPMENT, NET	40,731	55,188

RIGHT-OF-USE LEASE ASSET, NET	44,819	1,470

TOTAL ASSETS	$5,597,066	$4,215,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liability	$17,973	$-
Accounts payable and accrued expenses	6,604,504	3,480,669
Total current liabilities	6,622,477	3,480,669

LONG-TERM LIABILITIES
Lease liability, net of current portion	27,259	-

Total long-term liabilities	27,259	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.0001 per share, 50,000,000 and 20,000,000 shares authorized, 19,365,089 and 8,481,848 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,937	849
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Additional paid-in capital	77,159,665	64,533,074
Accumulated deficit	(78,214,272)	(63,799,379)
Total stockholders' equity (deficit)	(1,052,670)	734,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,597,066	$4,215,213

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES
Product sales	$495,477	$452,167	$765,006	$1,188,957

EXPENSES
Personnel	834,878	887,506	2,526,700	3,075,170
Cost of products sold (exclusive of direct and indirect overhead and handling costs)	38,767	33,032	68,872	123,163
Research and development	3,469,067	2,856,160	10,037,433	5,814,595
Repairs and maintenance	847	2,177	9,162	10,175
Professional fees	597,095	611,685	1,494,332	1,673,582
Office and other	220,607	204,654	775,922	790,441
Board of Director fees and costs	95,560	98,126	243,143	314,382
Depreciation	4,819	5,129	14,457	14,611
Freight and shipping	1,297	2,198	2,519	11,819
Total operating expenses	5,262,937	4,700,667	15,172,540	11,827,938

LOSS FROM OPERATIONS	(4,767,460)	(4,248,500)	(14,407,534)	(10,638,981)

OTHER INCOME (EXPENSE)
Investment and other income (expense)	(3,893)	1,620	(7,359)	9,996
Gain on forgiveness of PPP loan	-	-	-	158,524
Total other income (expense), net	(3,893)	1,620	(7,359)	168,520

LOSS BEFORE INCOME TAXES	(4,771,353)	(4,246,880)	(14,414,893)	(10,470,461)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,771,353)	$(4,246,880)	$(14,414,893)	$(10,470,461)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.29)	$(.50)	$(1.00)	$(1.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,191,723	8,447,630	14,394,920	8,428,074

See accompanying Notes to Condensed Consolidated Financial Statements.

 CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

Sale of common stock	4,000,000	400	4,999,600	-	5,000,000

Exercise of stock options	1,155	-	1,478	-	1,478

Stock issued to nonemployees	55,485	6	75,454	-	75,460

Stock-based compensation	-	-	126,580	-	126,580

Net loss	-	-	-	(4,771,353)	(4,771,353)

Balance, September 30, 2023	19,365,089	$1,937	$77,159,665	$(78,214,272)	$(1,052,670)

Balance, June 30, 2022	8,439,435	$844	$64,311,270	$(54,572,072)	$9,740,042

Stock issued to nonemployees	16,017	2	30,750	-	30,752

Stock-based compensation	-	-	88,546	-	88,546

Net loss	-	-	-	(4,246,880)	(4,246,880)

Balance, September 30, 2022	8,455,452	$846	$64,430,566	$(58,818,952)	$5,612,460

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying warrants, net	9,007,853	900	12,145,989	-	12,146,889

Exercise of warrants	1,678,696	168	-	-	168

Exercise of stock options	1,155	-	1,478		1,478

Stock issued to nonemployees	195,537	20	219,694	-	219,714

Stock-based compensation	-	-	259,430	-	259,430

Net loss	-	-	-	(14,414,893)	(14,414,893)

Balance, September 30, 2023	19,365,089	$1,937	$77,159,665	$(78,214,272)	$(1,052,670)

Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

Stock issued to employees	7,500	1	15,749	-	15,750

Stock issued to nonemployees	44,083	4	113,008	-	113,012

Stock-based compensation	-	-	282,296	-	282,296

Net loss	-	-	-	(10,470,461)	(10,470,461)

Balance, September 30, 2022	8,455,452	$846	$64,430,566	$(58,818,952)	$5,612,460

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,414,893)	$(10,470,461)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,457	14,611
Gain on forgiveness of PPP loan	-	(158,524)
Provision for doubtful accounts	-	(21,755)
Stock-based compensation	259,430	282,296
Stock compensation to employees	-	15,750
Stock compensation to nonemployees	219,714	113,012
Increase or decrease in:
Accounts receivable, net	(248,769)	120,298
Inventory, net	44,736	(43,700)
Prepaid clinical expenses	(841,350)	(1,335,151)
Prepaid insurance and services	(49,187)	(73,643)
Other	1,883	-
Accounts payable and accrued expenses	3,123,835	(810,194)
Total adjustments	2,524,749	(1,897,000)

NET CASH USED IN OPERATING ACTIVITIES	(11,890,144)	(12,367,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(15,086)
Collections from mortgage note receivable	-	53,256
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	38,170

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of warrants	2,917,581	-
Net proceeds from sale of stock	9,229,308	-
Exercise of stock options	1,478	-
Exercise of warrants	168	-
Payments on PPP loan	-	(8,159)
Refund of PPP loan payments	-	14,937
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,148,535	6,778

NET DECREASE IN CASH AND CASH EQUIVALENTS	258,391	(12,322,513)

CASH AND CASH EQUIVALENTS, beginning of period	1,543,418	16,612,711

CASH AND CASH EQUIVALENTS, end of period	$1,801,809	$4,290,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,807	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information presented herein as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited.

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS:

Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) was was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business and on November 6, 2020, we reincorporated from the State of Florida to the State of Nevada.

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
(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS: (CONTINUED)

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

Merger Agreement

On September 21, 2023, the Company and its wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Applied Molecular Transport Inc., a Delaware corporation (“AMTI”). Pursuant to the terms of the Merger Agreement, the Merger Sub will be merged with and into AMTI (the “Merger”), with AMTI surviving the Merger as a wholly-owned subsidiary of the Company.

At the closing of the Merger, each outstanding share of AMTI common stock will be converted into the right to receive a number of shares of the Company’s common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”). In addition, the Company will assume all outstanding AMTI stock options, which have an exercise price equal to $0.40[1] [2] per share or less, subject to adjustment as set forth in the Merger Agreement.

Upon the closing of the Merger, the Company expects to issue approximately 7.6 million shares of the Company’s common stock to AMTI stockholders, which is approximately 25% of the combined company after the Merger. The number of shares to be issued in the Merger and the Exchange Ratio will be subject to adjustment based on the amount of AMTI’s net cash at the closing and the number of shares of AMTI common stock outstanding at the closing of the Merger.

In connection with the Merger, the Company will seek the approval of its stockholders to (a) issue the shares of the Company’s common stock issuable in connection with the Merger (“Share Issuance Proposal”) under the rules of The Nasdaq Stock Market LLC (“Nasdaq”). Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by the Company’s stockholders of the Share Issuance Proposal, (2) approval by the AMTI stockholders of the adoption of the Merger Agreement, (3) the effectiveness of the registration statement on Form S-4 filed in connection with the Merger, and (4) Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement contains specified termination rights of each of the Company and AMTI. If the Merger Agreement is terminated by either the Company or AMTI due to the Company’s failure to receive the requisite approval of its stockholders, the Company will be required to reimburse AMTI for up to $450,000 of expenses incurred in connection with the transaction.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of the Company that affect the accompanying condensed consolidated financial statements:

(a) BASIS OF PRESENTATION––The condensed consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and these notes, have been prepared in accordance with Generally Accepted Accounting Principles and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(b) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less.

(c) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Customer account balances with invoices dated over 90 days old are considered past due. The Company does not accrue interest on past due accounts. Customer payments are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated an allowance for doubtful accounts of approximately $10,300 at September 30, 2023 and December 31, 2022.

(d) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of our pharmaceutical drug Trappsol® Cyclo™, cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The reserve for obsolete inventory was approximately $52,900 at September 30, 2023 and December 31, 2022.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(e) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

(f) FURNITURE AND EQUIPMENT––Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

(g) LEASES––The Company leases office and warehouse space. The Company determines if an arrangement is a lease at inception. Operating leases are included in lease right-of-use (ROU) assets and lease liabilities on the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

(h) REVENUE RECOGNITION––Revenues are recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standard Update (“ASU”) No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

(l) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2023 and December 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

(m) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 13,733,117 shares of common stock were antidilutive for the three and nine months ended September 30, 2023, and warrants to purchase 2,045,846 shares of common stock were antidilutive for the three and nine months ended September 30, 2022. Additionally, outstanding options to purchase 790,945 shares of common stock were antidilutive for the three and nine months ended September 30, 2023, and outstanding options to purchase 425,646 shares of common stock were antidilutive for the three and nine months ended September 30, 2022 and therefore also excluded.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(n) STOCK-BASED COMPENSATION––The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

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

We have no assets or liabilities required to have their fair value measured on a recurring basis at September 30, 2023 and December 31, 2022. Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.

(p) USE OF ESTIMATES––The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation and warrant liability valuation. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(q) RECENT ACCOUNTING PRONOUNCEMENTS––In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for smaller reporting companies in the first quarter of 2023. The Company adopted the new guidance as of January 1, 2023, and it did not have a material impact on its condensed consolidated financial statements.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(r) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at September 30, 2023, and December 31, 2022.

(s) LIQUIDITY AND GOING CONCERN––For the three and nine months ended September 30, 2023, the Company incurred a net loss of approximately $4,771,000 and $14,415,000, respectively. The Company has an accumulated deficit of approximately $78,214,000 at September 30, 2023. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For nine months ended September 30, 2023, the Company’s operations used approximately $11,890,000 in cash, and at September 30, 2023, the Company had a cash balance of approximately $1,802,000 and negative working capital of approximately $1,111,000. We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. As further discussed in Note 1, the Company executed a merger agreement. with AMTI on September 21, 2023.

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

Our condensed consolidated financial statements for the nine months ended September 30, 2023, were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) REVENUES:

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

Revenues by product are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	-		-
Trappsol® HPB	$342,184	$337,474	$485,412	$759,079
Trappsol® Fine Chemical	152,135	113,394	267,338	422,418
Aquaplex®	60	-	9,922	816
Other	1,098	1,299	2,334	6,644
Total revenues	$495,477	$452,167	$765,006	$1,188,957

Substantially all of our Aquaplex® sales for the three and nine months ended September 30, 2023 and 2022 were to one and three customers, respectively.

(4) MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States. For the three months ended September 30, 2023, two major customers accounted for 90% of total revenues. For the nine months ended September 30, 2023, three major customers accounted for 86% of total revenues. For the three months ended September 30, 2022, two customers accounting for 86% of total revenues. For the nine months ended September, 2022, three major customers accounted for 67% of total revenues.

Substantially all inventory purchases were from four  vendors in 2023 and 2022; however, the Company believes it can maintain purchases at similar levels through other readily available vendors in the marketplace. The Company maintains vendors both domestically and internationally.

The Company has relationships with four laboratories that can manufacture our Aquaplex® line of products. There are multiple sources for our Trappsol® products.

For the nine months ended September 30, 2023, the product mix of our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes. For the three months ended September 30, 2023, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the three and nine months ended September 30, 2022 the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins.

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

(6) LEASES

The Company entered into an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term. This lease replaced an existing operating lease which expired in January 2023. Right-of-use assets are recorded net of accumulated amortization, which was $12,830 as of September 30, 2023. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2023 was $7,612 and $22,759, respectively. Lease expense for the three and nine months ended September 30, 2022 was $7,403 and $22,277, respectively.

(7) EQUITY TRANSACTIONS:

On March 3, 2023, following the approval of the Company’s stockholders at a special meeting, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our condensed consolidated statement of operations. In the three and nine month ended September 30, 2023, the Company recognized compensation expense of $75,460 and $185,635 to board members, in addition to $30,750 of accrued stock compensation as of December 31, 2022, and issued 55,485 shares to board members in the three months ended September 30, 2023. In the three and nine months ended September 30, 2022, the Company issued 16,017 and 39,083 shares to board members with a value of $30,752 and $102,512, respectively, at the time of issuance. Compensation expense for the 11,327 shares issued to board members with a value of $41,004 at the time of issuance had been accrued as of December 31, 2021. The Company did not issue shares to employees in the three months ended September 30, 2022, and issued 7,500 shares with a value of $15,750 to an employee in the nine months ended September 30, 2022. The Company issued 5,000 shares with a value of $10,500 to a member of the scientific advisory board in the nine months ended September 30, 2022. The Company expensed $10,500 in board stock compensation expense for the nine months ended September, 30, 2022.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) EQUITY TRANSACTIONS: (CONTINUED)

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

On May 2, 2023, the Company completed the private placement of its securities to Rafael Holdings, Inc. (“Rafael Holdings”), a Delaware corporation, in which it purchased 2,514,970 shares of common stock, and a warrant to purchase an additional 2,514,970 shares of common stock for an aggregate purchase price of $2,100,000. The Warrant has an exercise price of $0.71 per share, and is exercisable for the seven-year period starting August 1, 2023, the date Company obtained the approval of its shareholders to the exercise of the warrant in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc. In connection with the closing of the transaction, the Company (i) entered into a Registration Rights Agreement with Rafael Holdings requiring the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and shares of common stock underlying the Warrants, upon the request of Rafael Holdings, and (ii) appointed William Conkling, the CEO of Rafael Holdings, to the Company’s Board of Directors.

On August 1, 2023, the Company completed an additional private placement of its securities to Rafael Holdings pursuant to a securities purchase agreement between the Company and Rafael Holdings dated June 1, 2023. Rafael Holdings purchased 4,000,000 shares of common stock and a seven-year warrant to purchase an additional 4,000,000 shares of common stock at a price of $1.25 per share, for an aggregate purchase price of $5,000,000. The issuance of the shares and warrant to Rafael Holdings was approved by the Company’s shareholders at the annual meeting held on August 1, 2023, in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc.

As of September 30, 2023, the Company had warrants outstanding to purchase 13,733,117 shares of common stock at exercise prices ranging from $0.71 to $65.00 per share that expire at various dates through 2030. In addition, there are currently outstanding seven-year warrants to (i) 1,641 Units sold in our February 2017 private placement at an exercise price of $35.00 per Unit, and (ii) 2,400 Units sold in our October 2017 private placement at an exercise price of $25.00 per Unit.  The exercise in full of these warrants to purchase units (including exercise of the warrants underlying these warrants) would result in the issuance of 8,082 additional shares of our common stock at an aggregate exercise price of $234,861.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) INCOME TAXES:

The Company reported a net loss for the nine months ended September 30, 2023 and 2022. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(9) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2023, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2023, we had awarded 290,569 shares of common stock and granted options to purchase 792,100 shares of common stock under the 2021 Plan, with 1,917,331 shares of common stock remaining available for future awards.

During the three months ended September 30, 2023, the Company granted options to purchase 6,700 shares of common stock to a non-employee director, with an exercise price of $1.26. During the nine months ended September 30, 2023, the Company granted options to purchase (i) an aggregate of 321,631 shares of common stock at exercise prices of $1.28 per share to its officers and employees, (ii) 2,500 shares of common to three employees, with an exercise price of $1.28, (iii) 3,350 shares of common stock to each of the five non-employee directors, with an exercise price of $1.28, and (iv) 113,400 shares of common stock at exercise price of $1.17 to $1.37 per share to a nonemployee and members of the board of directors. Under the option agreements, the options vest either (i) immediately or (ii) 50% at six months and fully vested at twelve months, and have a 10-year term. The options granted during the three and nine months ended September  30, 2023 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 5.00 to 6.25 years; (ii) risk free interest rate of 3.9% - 4.2%; (iii) expected volatility of 101.24% to 103.11%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three and nine months ended September 30, 2023 ranged from $0.97 to $0.92 per share.

(10) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator
Net loss	$(4,771,353)	$(4,246,880)	$(14,414,893)	$(10,470,461)
Denominator
Weighted-average common shares outstanding, basic and diluted	16,191,723	8,447,630	14,394,920	8,428,074
Net loss per share, basic and diluted	(0.29)	$(.50)	(1.00)	$(1.24)

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) NET LOSS PER SHARE: (CONTINUED)

The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Stock options	790,945	425,646	790,945	425,646
Warrants	13,733,117	2,045,846	13,733,117	2,045,846

(11) PURCHASE COMMITMENTS:

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase minimum amounts of goods used in its normal operations based on completion of certain milestones. The first milestone was met during the first quarter of 2023, and $980,000 of goods were purchased and received. In the second quarter of 2023, the Company was invoiced for the second milestone, although goods have not yet been received. Future annual minimum purchases remaining under the agreement are $980,000.

(12) SUBSEQUENT EVENTS:

Early Warrant Exercise Transaction

On October 20, 2023, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain accredited investors (the “Investors”) in which it raised approximately $2.4 million in a private offering. The Investors own vested warrants to purchase of approximately 3.4 million shares of the Company’s common stock at an exercise price of $0.71 per share (the “Original Warrants”), which they purchased in private offerings in April and May 2023. In the Offering, the Investors exercised their Original Warrants in full on or prior to October 20, 2023 in consideration of receipt of new warrants (“New Warrants”) with an exercise price equal to $0.95 per share, to purchase 110% of the number of shares of the Company’s common stock covered under the Original Warrants. The New Warrants will be exercisable for cash only and have a term of four years from the issuance date. The Investors include Rafael Holdings, a significant shareholder of the Company, several directors of the Company and management.

Nasdaq Delisting Notice

On May 14, 2023, the Company received a letter from the Listing Qualifications Staff (“Nasdaq Staff”) stating that Company was not in compliance with its rule regarding minimum stockholders’ equity (“Stockholders Equity Rule” or “Rule”) of $2.5 million as of its quarter ended March 31, 2023. Pursuant to the Nasdaq Listing Rules, the Company submitted a compliance plan to Nasdaq to regain compliance with this Rule. On August 1, 2023, the Company completed a private placement of its securities in which it raised $5 million (“Rafael Financing”) from Rafael Holdings, a significant shareholder. On August 1, 2023, Nasdaq notified the Company that based on its review of the Compliance Plan, the Company has been granted an extension to regain compliance with the Rule. Based on the completion of the Rafael Financing, the Company believed its stockholders equity exceeded $2.5 million as of August 1, 2023 and it had regained compliance with the Stockholders’ Equity Rule as of this date..

Pursuant to Nasdaq Listing Rules, the Company must evidence compliance with the Stockholders’ Equity Rule upon the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company does not meet the requirement of having $2.5 million in stockholders’ equity as of September 30, 2023 and it may receive a delisting notice from Nasdaq. The Company believes that it will be in compliance with the Stockholders’ Equity Rule when it closes the Merger with AMTI.

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

Merger Agreement and Early Warrant Exercise Transaction

On September 21, 2023, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Cameo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, and Applied Molecular Transport, Inc., a Delaware corporation (“AMTI”).  More information regarding the merger and the terms of the Merger Agreement are discussed in Note 1 – Organization and Description of Business of the notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

On October 20, 2023, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we raised $2.38 million from the early exercise of warrants by these investors in exchange for new warrants.  More information regarding this early warrant exercise transaction is discussed in Note 11 – Subsequent Events to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Nasdaq Delisting Notice

On May 14, 2023, the Company received a letter from the Listing Qualifications Staff (“Nasdaq Staff”) stating that Company was not in compliance with its rule regarding minimum stockholders’ equity (“Stockholders Equity Rule” or “Rule”) of $2.5 million as of its quarter ended March 31, 2023. The Company submitted a compliance plan to Nasdaq to regain compliance with this Rule.  On August 1, 2023, the Company completed a private placement of its securities in which it raised $5 million from Rafael Holdings, a significant shareholder. Based on the completion of this private offering, the Company believed its stockholders equity exceeded $2.5 million as of August 1, 2023 and it had regained compliance with the Stockholders’ Equity Rule as of that date.  On August 1, 2023, Nasdaq notified the Company that based on its review of the Compliance Plan, the Company has been granted an extension to regain compliance with the Rule.

Pursuant to Nasdaq Listing Rules, the Company must evidence compliance with the Stockholders’ Equity Rule upon the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company does not  meet the requirement of having $2.5 million in stockholders’ equity as of September 30, 2023 and it may receive a delisting notice from Nasdaq. If Nasdaq takes steps to de-list the Company’s common stock, it would likely have a negative effect on the price of the Company’s common stock and would impair a stockholder’s ability to sell or purchase its common stock when they wish to do so. The Company believes that it will be in compliance with the Stockholders’ Equity Rule when it closes the Merger with AMTI.

Results of Operations – Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

We reported net losses of approximately $4,771,000 and $14,415,000 for the three and nine months ended September 30, 2023, compared to net losses of approximately $4,247,000 and $10,470,000 for the three and nine months ended September 30, 2022.

Total revenues for the three month period ended September 30, 2023 increased 10% to approximately $495,000 compared to approximately $452,000 for the same period in 2022. Total revenues for the nine month period ended September 30, 2023 decreased 36% to approximately $765,000 compared to approximately $1,189,000 for the same period in 2022. Our change in the mix of our product sales for the three and nine months ended September 30, 2023 and 2022 is as follows:

Trappsol® Cyclo™

The Company’s first-generation formulation of Trappsol® Cyclo™ HPBCD continues to be sold to a single customer who exports to Brazil for compassionate use in NPC patients. The Company maintains relationships with two entities that reimburse us for some shipments of our second-generation formulation of Trappsol® Cyclo™ based on country specific agreements. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB

Our sales of Trappsol® HPB increased by 1% for the three month period ended September 30, 2023, to approximately $342,000 from approximately $337,000 for the three months ended September 30, 2022. Our sales of Trappsol® HPB decreased by 36% for the nine month period ended September 30, 2023, to approximately $485,000 from approximately $759,000 for the nine months ended September 30, 2022.

Trappsol® other products

Our sales of other Trappsol® products increased by 35% for the three month period ended September 30, 2023, to approximately $152,000 from approximately $113,000 for the three months ended September 30, 2022. Our sales of other Trappsol® other products decreased by 37% for the nine month period ended September 30, 2023, to approximately $267,000 from approximately $421,000 for the nine months ended September 30, 2022.

Aquaplex®

Our sales of Aquaplex® for the three month period ended September 30, 2023 were approximately $60, as compared to no sales of Aquaplex® for the three months ended September 30, 2022. Our sales of Aquaplex® for the nine month period ended September 30, 2023 were approximately $10,000, as compared to sales of Aquaplex® for the nine months ended September 30, 2022 of approximately $800.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2023, our three largest customers accounted for 86% of our sales; the largest accounted for 42% of sales. During the nine months ended September 30, 2022, our three largest customers accounted for 67% of our sales; the largest accounted for 40% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended September 30, 2023 increased 18% to approximately $39,000 from approximately $33,000 for the same period in 2022. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended September 30, 2023 decreased 44% to approximately $69,000 from approximately $123,000 for the same period in 2022. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 9% for the nine months ended September 30, 2023 and 10% for the nine months ended September 30, 2022. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2022, or the first nine months of 2023.

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

Personnel expenses decreased by 6%, to approximately $835,000 for the three months ended September 30, 2023 from approximately $888,000 for the three months ended September 30, 2022. Personnel expenses decreased by 18%, to approximately $2,527,000 for the nine months ended September 30, 2023 from approximately $3,075,000 for the nine months ended September 30, 2022. The decrease in personnel expenses is due to the departure of one employee whose time was allocated between general administrative purposes and our R&D program. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 21% to approximately $3,469,000 for the three months ended September 30, 2023, from approximately $2,856,000 for the three months ended September 30, 2022. Research and development expenses increased 73% to approximately $10,037,000 for the nine months ended September 30, 2023, from approximately $5,815,000 for the nine months ended September 30, 2022. Research and development expenses as a percentage of our total operating expenses increased to 66% for the nine months ended September 30, 2023 from 49% for the nine months ended September 30, 2022. The increase in research and development expense resulted from the increased activity in our Phase III study of Trappsol® Cyclo™ for the treatment of NPC in the more recent period.

Professional fees decreased 2% to approximately $597,000 for the three months ended September 30, 2023, compared to approximately $612,000 for the three months ended September 30, 2022.  Professional fees decreased 11% to approximately $1,494,000 for the nine months ended September 30, 2023, compared to approximately $1,674,000 for the nine months ended September 30, 2022.  Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 8% to approximately $221,000 for the three months ended September 30, 2023, compared to approximately $205,000 for the three months ended September 30, 2022. Office and other expenses decreased 2% to approximately $776,000 for the nine months ended September 30, 2023, compared to approximately $790,000 for the nine months ended September 30, 2022.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three or nine months ended September 30, 2023, and 2022, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $1,802,000 as of September 30, 2023, compared to approximately $1,543,000 as of December 31, 2022. We had negative working capital of approximately $1,110,000 as of September 30, 2023, compared to positive working capital of approximately $678,000 at December 31, 2022. Cash used in operations was approximately $11,890,000 for the nine months ended September 30, 2023, compared to approximately $12,367,000 for the same period in 2022.

The Company has continued to realize losses from operations. As a result of our recent private offerings we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next six months.  We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials.  We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. In addition, as discussed in Note 1, the Company has entered into a merger agreement with AMTI, which upon completion will provide the Company with additional capital. There can be no guarantee that the Company will be successful in completing the merger with AMTI or in its ability to raise capital to fund future operational and development initiatives.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and the consolidated financial statements for the year ended December 31, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2022, we had approximately $42,395,000 in net state and federal operating loss carryforwards expiring from 2024 through 2037, including $33,997,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We experience an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code during the year ended December 31, 2023. As a result of the “ownership change” we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date. We have not performed an analysis to determine such limitations. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of September 30, 2023.

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

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2023. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Material Weakness over Complex Equity Instruments

During the preparation of our interim condensed consolidated financial statements for the period ended March 31, 2023, we identified a material weakness in our internal controls relating to the accounting of complex equity instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the controls related to the evaluation of the appropriate accounting classification of warrants as equity classified.

Remediation Plan

Our management, with the oversight of the Audit Committee and the Board of Directors, is in the process of updating our internal control processes to strengthen their effectiveness and taking actions under our remediation plan which includes the following:

●	Enhance our review procedures over complex equity transactions;
●	Augment existing staff with the use of technical accounting specialists; and
●	Strengthen the review process.

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable. Other than as set forth above, we are not currently involved in any litigation nor to our knowledge, is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“10-K”) which we filed with the Securities and Exchange Commission on March 17, 2023. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Risk Factors Related to the Merger

The failure to complete the Merger in a timely manner, or at all, may adversely affect our business,  financial results and stock price.

Our obligation to consummate the Merger with AMTI is subject to the satisfaction or waiver of certain conditions, including, among other things, (1) the adoption of the Merger Agreement by the AMTI stockholders, (2) the approval of the share issuance by the Company’ stockholders, (3) approval for listing on the Nasdaq Capital Market of the shares of the Company’s common stock to be issued in connection with the Merger, (4) the effectiveness of the registration statement, on Form S-4 registering the shares of the Company’s common stock to be issued to the AMTI stockholders in the Merger and (5) the absence of an order or other legal restraint preventing the Merger. The Company’s obligation to consummate the Merger is also subject to other specified customary conditions, including certain representations and warranties of AMTI being true and correct as of the Closing Date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by AMTI of its obligations under the Merger Agreement required to be performed on or prior to the Closing Date of the Merger.

There can be no assurances as to whether or when the conditions to the closing of the Merger will be satisfied or waived, or as to whether the Merger will be consummated.  If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed, and we may lose some or all of the benefits of the Merger.

The Exchange Ratio will be determined in accordance with a formula and is not yet knowable. The actual Exchange Ratio could be materially different than currently anticipated.

At the effective time of the Merger, outstanding shares of AMTI common stock will be converted into shares of the Company’s common stock at the exchange ratio (“Exchange Ratio”). As of the date of the execution of the Merger Agreement, September 21, 2023, the Exchange Ratio was estimated to be 0.174 shares of the Company’s common stock for each share of AMTI common stock, but the actual Exchange Ratio will depend on AMTI’s net cash and the number of shares of AMTI common stock outstanding at the closing of the Merger. Accordingly, the Exchange Ratio could be significantly higher or lower than the initial estimated Exchange Ratio. This will impact the value of the deal to the Company’s stockholders and the number of shares issued to the AMTI stockholders. Based upon the initially estimated Exchange Ratio, following the Merger, (i) the Company’s stockholders immediately before the Merger are expected to own approximately 75% of the aggregate number of outstanding shares of the Company’s common stock following the Merger and (ii) AMTI stockholders immediately before the Merger are expected to own approximately 25% of the aggregate number of outstanding shares of the Company’s common stock following the Merger, subject to certain assumptions (including as to the amount of AMTI net cash at closing and outstanding shares of AMTI common stock at the closing, which could be materially different).  The foregoing percentages do not give effect to the exercise or conversion of outstanding stock options other than as set forth above.

The Merger will involve substantial costs.

The Company has incurred and expects to continue to incur substantial costs and expenses relating to the Merger and the issuance of Company’s common stock in connection with the Merger, including, fees and expenses payable to its legal counsel and accountants, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. The Company may also incur significant costs relating to the acquisition of AMTI with any ongoing liabilities of AMTI that remain in the business after the Merger is completed.   The Company continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. In addition, if the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received by it.

Failure to complete the Merger may result in Company paying fees to AMTI, which could harm the  Company’s stock price and its future business and operations.

If the Merger is not completed, the Company is subject to the following risks:

●

if the Merger Agreement is terminated due to failure of the Company to obtain stockholder approval of the share issuance, the Company will be required to reimburse AMTI for the fees and expenses of the Merger transaction up to $450,000;

●	the price of the Company’s common stock may decline and could fluctuate significantly; and

●	the Company is required to pay certain costs related to the Merger, such as legal and accounting fees, whether or not the Merger is consummated.

If the Merger Agreement is terminated and the board of directors of Company determines to seek another business combination, there can be no assurance that Company will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

Risk Factors Related to Company Following the Merger

Even with the cash raised in the Merger, the combined company will need additional capital to fund its operations as planned.

For the year ended December 31, 2022, Company’s operations used approximately $15.1 million in cash. At September 30, 2023, Company had a cash balance of approximately $1,802,000 and negative working capital of approximately $1,111,000. Although Company will receive capital in the Merger, it will need additional capital to maintain its operations, continue its research and development programs, conduct clinical trials, seek regulatory approvals, manufacture and market Trappsol® Cyclo™ after obtaining all required regulatory approvals, and maintain its listing on Nasdaq. The Company will seek such additional funds through public or private equity or debt financings and other sources. The Company cannot be certain that adequate additional funding will be available to it on acceptable terms, if at all. If the Company cannot raise the additional funds required for its anticipated operations, it may be required to reduce the scope of or eliminate its research and development programs, delay its clinical trials and the ability to seek regulatory approvals, downsize its general and administrative infrastructure, or seek alternative measures to avoid insolvency. If the Company raises additional funds through future offerings of shares of its common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of Company’s common stock.

The acquisition of AMTI may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with any of AMTI’s liabilities which are acquired in the Merger. The amount and timing of these possible charges are not yet known. Further, the Company’s failure to identify or accurately assess the magnitude of certain liabilities it is assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on the Company’s business, operating results or financial condition. The price of the Company’s common stock following the Merger could decline to the extent the combined company’s financial results are materially affected by any of these events.

Risks Relating to Our Common Stock

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of its securities.

On May 14, 2023, the Company received a letter from the Listing Qualifications Staff (“Nasdaq Staff”) stating that Company was not in compliance with its rule regarding minimum stockholders’ equity (“Stockholders’ Equity Rule”) of $2.5 million as of its quarter ended March 31, 2023. Pursuant to the Nasdaq Listing Rules, the Company submitted a compliance plan to Nasdaq to regain compliance with this Rule. On August 1, 2023, the Company completed a private placement of its securities in which it raised $5 million (“Rafael Financing”) from Rafael Holdings, a significant shareholder of the Company. On August 1, 2023, Nasdaq notified the Company that based on its review of the Compliance Plan, the Company has been granted an extension to regain compliance with the Rule. As a result of the completion of the Rafael Financing, the Company believed its stockholders equity exceeded $2.5 million as of August 1, 2023 and it had regained compliance with the Stockholders’ Equity Rule as of this date.

Pursuant to Nasdaq Listing Rules, the Company must evidence compliance with the Stockholders’ Equity Rule upon the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company does not  meet the requirement of having $2.5 million in stockholders’ equity as of September 30, 2023 and it may receive a delisting notice from Nasdaq. If Nasdaq takes steps to de-list the Company’s common stock, it would likely have a negative effect on the price of the Company’s common stock and would impair a stockholder’s ability to sell or purchase its common stock when they wish to do so.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 18, 2023, the Company issued an aggregate of 55,485 fully vested shares of its common stock to its non-employee directors in lieu of cash compensation. These grants reflects director compensation for the second quarter of 2023. The number of shares received in lieu of cash was calculated based on the closing price of the Company’s common stock on August 18, 2023 which was  $1.36 per share. The shares of common stock issued to the non-employee directors contain a Rule 144 restrictive legend and are exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Events

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

2.1+	Agreement and Plan of Merger, dated as of September 21, 2023, by and among Cyclo Therapeutics, Inc., Cameo Merger Sub, Inc. and Applied Molecular Transport Inc. (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023)

3.1	Articles of Incorporation of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2020)

3.2	Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc., filed June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021)

3.3	Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc. filed March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2023)

3.4	Bylaws of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2020)

4.1	Warrant issued to Rafael Holdings, Inc., dated August 1, 2023 (incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023)

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023)

31.1*	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+ Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that we may request confidential treatment pursuant to Rule 24b-2of the Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

Date: November 14, 2023	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: November 14, 2023	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)