Form 10-K
period 2023-12-31
Cyclo Therapeutics, Inc.
filed 2024-03-18
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from                       to

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates was $17,225,521 based on the closing price of the Common Stock on The Nasdaq Capital Market on such date.

As of March 15, 2024, there were 28,715,740 shares of registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Registrant’s definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

CYCLO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

Table of Contents

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

The information contained on or connected to our website is not incorporated by reference into this report.

We are a “smaller reporting company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. Accordingly, this report reflects the scaled reporting requirements of smaller reporting companies as set forth in Regulation S-K, promulgated under the Exchange Act.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current expectations about our future results, performance, prospects, and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in "Risk Factors" above, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Annual Report on Form 10-K may be identified by words such as "believes," "anticipates," "expects," "intends," "may," "would," "will" and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Annual Report on Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

On September 21, 2023, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Cameo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, and Applied Molecular Transport, Inc., a Delaware corporation (“AMTI”). The merger was closed on December 27, 2023, in an all-stock transaction. See further discussion in Merger Agreement to follow.

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

We received a notice of allowance for our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office (“USPTO”) on January 29, 2024. regarding our Patent Application No. 17/289,137 “Methods of Treating Alzheimer’s Disease.” We filed an international patent application in October 2019 under the Patent Cooperation Treaty directed to the treatment of Alzheimer’s disease with cyclodextrins, and we are pursuing national and regional stage applications based on this international application. On June 12, 2023, we receive a communication from the European Patent Office (“EPO”) regarding our European Patent Application No.19805439.7 titled, “Methods for Treating Alzheimer’s Disease.”The EPO communication stated that “[t]he newly filed claims are considered to be allowable” and that “[t]he applicant is therefore requested to bring the description into conformity with these claims.” The terms of any patents resulting from these national or regional stage applications would be expected to expire in 2039 if all the requisite maintenance fees are paid.

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

Niemann-Pick Type C Disease

NPC is an ultra-rare, genetic, and progressive disease that impairs the ability of the body to recycle cholesterol and other types of lipids, resulting in damage to the body’s tissues, including the brain. The symptoms upon onset of NPC vary from premature death during the first months after birth, mainly due to end stage liver disease, to a progressive disorder not diagnosed until adulthood. The disease affects the brain as well as various internal organs. Symptoms of NPC usually occur during early to late childhood, including difficulties in swallowing, loss of speech and cognition, motor coordination and ambulation. During this period, affected individuals may also develop impairment of intellectual ability, psychiatric disturbances, and progressive loss of memory. Symptoms include enlargement of the liver and/or spleen and lung diseases, epileptic seizures, and dystonia. Systemic symptoms of NPC are more common in infancy or childhood and the rate of progression is usually much slower in individuals with onset of symptoms during adulthood. Age of onset of neurologic symptoms is one predictor of severity of disease. Approximately half of NPC patients are adults with a less aggressive form of the disease that progresses more slowly, and is frequently initially misdiagnosed, as these patients are more likely to present with dementia, psychiatric symptoms, and other symptoms. In the US, patients are increasingly diagnosed in their 50’s and 60’s.

NPC is caused by mutations in one of two genes, NPC1 (in 95% of patients) or NPC2, which prevent cells from properly processing cholesterol and other lipids and lead to an accumulation of lipids in the lysosomes, resulting in cell toxicity, inflammation, loss of cell function or cell death. In the central nervous system, it results in progressive motor and brain impairment. Genetic diseases are determined by the combination of the pair of genes for a particular trait received from the father and the mother. NPC is an autosomal recessive disorder, i.e. two copies of an abnormal gene must be present in order for the disease or trait to develop. Although uncertainty exists about the exact function of the NPC1 and NPC2 protein products, they are known to be involved in the trafficking (transportation) of cholesterol within a compartment of the cell called the lysosome.  Hence, a mutated gene may lead to faulty NPC protein production and, as a consequence, an abnormal accumulation of cholesterol and other lipids in the organs most commonly affected, such as the liver, spleen and brain.  In addition, as with other neurodegenerative diseases such as Alzheimer’s disease and Parkinson’s disease, NPC patients exhibit elevated levels of the protein’s amyloid and tau in their cerebrospinal fluid.

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

Zavesca (miglustat), which was originally developed by Actelion Pharmaceuticals and is now owned by Johnson & Johnson and is also now available as a generic product in several countries, is currently the only approved treatment for NPC. It is approved only in Europe, Canada, Australia, New Zealand and several countries in Asia and in South America as Zavesca and in Japan as Brazaves. In Europe, miglustat is indicated for the treatment of progressive neurological manifestations in adult patients and pediatric patients with NPC disease. The FDA declined to approve miglustat for NPC in 2010 and requested more data be provided. A range of side effects are known to be associated with miglustat, including weight loss, decreased appetite, diarrhea, nausea, and thrombocytopenia. While miglustat has not been approved by the FDA for the treatment of NPC, it has been approved by the FDA for the treatment of Gaucher Type I disease. In addition, studies are currently being performed to test the safety and efficacy of other treatment options, which are discussed in more detail below under “—Competition.”

Due to the limited availability, efficacy, and side effects of existing treatment options, we believe that a significant unmet need for treatment of NPC continues to exist, and that we may be the only company with a drug candidate that treats both the systemic and neurological manifestations of NPC.

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

Use of Cyclodextrins to Treat NPC

Natural cyclodextrins have been confirmed to be generally recognized as safe (GRAS) in most of the world, including the U.S. Moreover, approvals of products containing cyclodextrins by the FDA since 2001 suggest that regulatory approval for new products may be easier to obtain in the future. In 2001, Janssen Pharmaceutica, a subsidiary of Johnson & Johnson, received FDA approval to market Sporanox®, an antifungal which contained hydroxypropyl beta cyclodextrin as an excipient. In 2009, one of our products was used in an FDA approved compassionate use investigational new drug protocol for the treatment of NPC. Under the Orphan Drug Act, companies that develop a drug for a disorder affecting fewer than 200,000 people in the United States may seek designation as an orphan drug. If such designation is approved, a company will have the ability to sell the drug exclusively for seven years following FDA drug approval, and the company may receive clinical trial tax incentives.

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

Our Clinical Studies

As set forth in greater detail below, to date, our clinical studies have preliminarily demonstrated that Trappsol® Cyclo™ is safe and efficacious in the treatment of NPC over a range of dose groups. When measuring efficacy in NPC patients, we utilize the NPC Clinical Severity Scale developed by the National Institutes of Health (NIH) which measures clinical signs and symptoms across “major domains” and “minor domains” as follows:

●	Nine major domains: ambulation, cognition, eye movement, fine motor, hearing, memory, seizures, speech, and swallowing.
●	Eight minor domains: auditory brainstem response, behavior, gelastic cataplexy, hyperreflexia, incontinence, narcolepsy, psychiatric, and respiratory problems.

Major domains are scored on a scale of zero to five, with zero showing no disability, and minor domains add up to two points for severity of condition per domain.

Global Phase III Clinical Study (TransportNPC)

Our ongoing Phase III clinical trial (CTD-TCNPC-301), TransportNPC, is a prospective, randomized, double-blind, placebo controlled therapeutic study for up to 93 patients age three and older with confirmed diagnosis of NPC1. The objective of this study is to evaluate the safety, tolerability, and efficacy of 2000 mg/kg doses of Trappsol® Cyclo™ (hydroxypropyl betacyclodextrin) administered intravenously by slow infusion every two weeks as compared to placebo. Patients will be randomized to receive Trappsol® Cyclo™ or placebo at a 2:1 ratio. The study duration is 96 weeks, with an unblinded interim analysis at 48 weeks. An open-label extension of up to 96 weeks follows the interventional study. Patients whose disease progression worsens by two levels in the Clinical Global Impression of Severity scale over 12 weeks, starting at week 36, may be moved to open label treatment. Efficacy will be measured at week 48 and week 96 by a composite score of major disease features. A sub-study is ongoing and being conducted outside of the U.S. for up to 12 patients age 0 - 3 years who may be asymptomatic. Outcomes for the sub-study are safety, clinical and caregiver impression of disease.

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
●

Improvements seen in swallow, ambulation, ability to manage seizures, saccadic eye movements, fine motor skills, and cognition. (Individual patient profiles differed, i.e., patients improved differently.)

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

Cell and animal studies using hydroxypropyl beta cyclodextrin (“HPBCD”) to treat Alzheimer’s disease have shown:

●	HPBCD added to cells that over-express the precursor protein of amyloid beta, APP, lowers amyloid beta plaques; and
●	HPBCD given subcutaneously to a mouse that over-expresses APP:
■	Reduces amyloid beta plaques by reducing cleavage of APP;
■	Improves memory as shown in a standard water maze test;
■	Reduces microgliosis (a marker of inflammation); and
■	Up-regulates proteins (e.g., NPC1) involved in cholesterol transport and amyloid beta clearance.

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

Intellectual Property and Regulatory Exclusivities

We received a notice of allowance for our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office on January 29, 2024. regarding our Patent Application No. 17/289,137 “Methods of Treating Alzheimer’s Disease.”   In October 2019,  we filed a national and international patent application under the Patent Cooperation Treaty directed to the treatment of Alzheimer’s disease with cyclodextrins, and we are pursuing national and regional stage applications based on this international application.  On June 12, 2023, we received a notice of allowance of this patent application from the European Patent Office.   The terms of any patents resulting from these national or regional stage applications would be expected to expire in 2039 if all the requisite maintenance fees are paid. In addition, the designation of Trappsol® Cyclo™ as an orphan drug for the treatment of NPC by the FDA and European regulators would provide us with seven years, and 10 to 12 years, of market exclusivity, respectively, following regulatory approval.  We also believe that our formulation and manufacturing process for Trappsol® Cyclo™ is protected by trade secrets.  We have also protected our Trappsol® and Aquaplex® trademarks by registering them with the U.S. Patent and Trademark Office.

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

Research and Development

We are currently pursuing clinical programs in the U.S., Europe, North Africa, Australia and Israel in an effort to gain market authorization of our bio-pharmaceutical product for the treatment of NPC. We have made a substantial investment in the research and development of our Trappsol® Cyclo™ product as we seek approval for marketing the product for the treatment of NPC. We are also exploring the use of cyclodextrins in the treatment of Alzheimer's disease. We will continue to expend substantial funds in support of these efforts with the progression of our clinical trials, which we commenced in 2017. Research and development expenses remained consistent at approximately $14,200,000 in 2023, compared to $9,000,000 in 2022.

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

Coverage and Reimbursement

The future commercial success of any approved product candidate will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidate. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the European Union, or EU, and other potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Impact of Healthcare Reform on our Business

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidate profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

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

Successful applications of cyclodextrins have been established in biotechnology, pharmaceuticals, agrochemicals, analytical chemistry, cosmetics, diagnostics, electronics, foodstuffs, and toxic waste treatment. Stabilization of food flavors and fragrances is the largest current worldwide market for cyclodextrin applications. We and others have developed cyclodextrin-based applications in stabilization of flavors for food products; elimination of undesirable tastes and odors; preparation of antifungal complexes for foods and pharmaceuticals; stabilization of fragrances and dyes; reduction of foaming in foods, cosmetics, and toiletries; and the improvement of quality, stability and storability of foods.

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

Customers

We currently sell our legacy fine chemical products directly to customers in the pharmaceutical, diagnostics, and industrial chemical industries, and to chemical supply distributors.  For the year ended December 31, 2023, our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes.

Our cyclodextrin sales historically involve small quantities (i.e., less than 1.0 kg).  We sell directly to our customers, package the orders at our facility and ship using common carriers.

The majority of our revenues are from five to ten customers who have historically been repeat purchasers. For the years ended December 31, 2023 and 2022, two and three customers accounted for 72% and 68% of our sales, respectively. Sigma-Aldrich Fine Chemical, Inc. accounted for approximately 96% and 85% of our 2023 and 2022 annual sales, respectively, of Aquaplex®. In a given year, we typically sell to fewer than 200 individual customers. Our industrial customers buy products from us as needed primarily for product research and development purposes.  Therefore, it is difficult to predict future sales from these customers, as it is dependent on the current cyclodextrin related research and development activities of others, which we have monitored in the past by following the issuance and applications of patents in the US and elsewhere.

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

We have incurred net losses of approximately $20.1 million and $15.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel costs. We believe our expenses will continue to increase as we conduct clinical trials and continue to seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease. As a result, we expect our operating losses to continue until such time, if ever, that product sales, licensing fees, royalties and other sources generate sufficient revenue to fund our operations. We cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Even with the proceeds from our recent securities offerings, we will need additional capital to fund our operations as planned.

For the year ended December 31, 2023, our operations used approximately $16.2 million in cash. At December 31, 2023, the Company had a cash balance of approximately $9.2 million and current liabilities of approximately $8.5 million. We will need additional capital to maintain our operations, continue our research and development programs, conduct clinical trials, seek regulatory approvals and manufacture and market our products. We will seek such additional funds through public or private equity or debt financings and other sources. We cannot be certain that adequate additional funding will be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our Common Stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our Common Stock.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors, WithumSmith+Brown, PC., have indicated in their report on our consolidated financial statements for the fiscal year ended December 31, 2023, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant accumulated deficit. In addition, we continue to experience negative cash flows from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity. Our ability to continue as a going concern will depend upon the availability of equity financing which represents the primary source of cash flows that will permit us to meet our financial obligations as they come due and continue our research and development efforts.

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

While we sell cyclodextrins for use and research in numerous industries, we have not yet received the necessary regulatory approvals to commercially sell any biopharmaceutical products. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk, including risks related to the regulatory approval process. Because the focus of our business has transitioned to the development of cyclodextrin-based products for the treatment of disease, we anticipate that our expenses will increase substantially as we:

●	continue our ongoing and planned development of Trappsol® Cyclo™ for multiple indications;

●	initiate, conduct and complete ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;

●	seek marketing approvals for product candidates that successfully complete clinical trials; and

●	establish a sales, marketing, and distribution infrastructure to commercialize products for which we may obtain marketing approval.

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

We have received notices of allowances from the USPTO and the European Patent Officer regarding our patent applications for methods of treating Alzheimer’s disease. We have patent applications pending with respect to the treatment of Alzheimer’s disease with Trappsol® Cyclo™. However, we cannot predict:

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

Our success to date has largely depended on the efforts and abilities of our executive officers, namely N. Scott Fine, our Chief Executive Officer, Jeffrey L. Tate, Ph.D., our Chief Operating Officer, and Josh Fine, our Chief Financial Officer. Our ability to manage our operations and meet our business objectives could be adversely affected if, for any reason, such officers do not remain with us.

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

In 2023, two major customers accounted for 72% of total revenues. Accounts receivable balances for these major customers represents 77% of total accounts receivable at December 31, 2023. We have a supply contract with only one of our major customers. The loss of one of these customers would materially decrease our revenues if we were unable to replace such customers.

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

During fiscal 2023, we receive notices of non-compliance with the regulatory requirements for Nasdaq. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Vice President of Finance, who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings integrated into new employee onboarding processes and annual employee re-training.

We engage consultants, experts, or other third parties in connection with our risk assessment processes. These third parties assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

We require each third-party service provider who may have access to our systems and/or our sensitive data to confirm that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not experienced any cybersecurity incidents that have been determined to be material in the past, however, like other life sciences technology companies, we have experienced cybersecurity incidents and may continue to experience them in the future. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including, for example, the risk factor entitled “Our business and operations would suffer in the event of computer system failures or security breaches..”

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

Our Vice President of Finance and our management committee on cybersecurity, which includes our Chief Financial Officer and outside consultants, who collectively possess significant experience in evaluating, managing and mitigating security and other risks, including cybersecurity risks, are primarily responsible to assess and manage our material risks from cybersecurity threats.

Our Vice President of Finance and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Vice President of Finance and representatives from our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

●

monitoring of Company computer and information systems for potential malware, ransomware and other malicious activity, and remediation of identified issues, including mitigation of identified risks and containment and elimination of any malicious software;

●	mandatory cybersecurity training as part of new employee onboarding along with required annual employee cybersecurity re-training;
●	monitoring of systems and network infrastructure by security information and event management application;
●	prompt incident reporting directly to the Company’s CFO l; and
●	escalation to the Company’s audit committee and board of directors as warranted based upon the nature of the identified issue.

Our Vice President of Finance and/or representatives from our management committee on cybersecurity provide periodic briefings to our Board of Directors regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Item 2.  Properties.

Our corporate headquarters are located in Gainesville, Florida, where we lease and occupy approximately 2,500 square feet of office and warehouse space. Our lease for this space expires on January 31, 2026, with a three year renewal option, for $1,700 per month. We believe that this leased property is currently sufficient for our operating requirements, and that we will be able to find alternative space suitable for our needs in the event we are unable to renew this lease upon its expiration. In conjunction with the closing of the Merger Agreement with AMTI on December 27, 2023, the Company assumed an operating lease for office space which is being subleased to a third party. The lease and sublease agreement expire in August 2024.

Item 3.  Legal Proceedings.

Our legal proceedings are discussed in Note 13 – Commitments and Contingencies in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

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

Holders

As of March 11, 2024, the number of holders of record of shares of Common Stock, excluding the number of beneficial owners whose securities are held in street name, was 185.

Dividend Policy

The Company did not pay dividends in 2023 and does not expect to pay any cash dividends on its Common Stock in 2024 because it intends to retain its earnings to finance the expansion of its business. Any future declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company’s financial condition, capital requirements and business condition.

Unregistered Sales of Equity Securities

On November 28, 2023, the Company issued an aggregate of 63,781 fully vested shares of its common stock to its non-employee directors in lieu of cash compensation. These grants reflects director compensation for the fourth quarter of 2023. The number of shares received in lieu of cash was calculated based on the closing price of the Company’s common stock on November 28, 2023 which was $1.34 per share. The shares of common stock issued to the non-employee directors contain a Rule 144 restrictive legend and are exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our common stock or other equity securities of our Company during the year ended December 31, 2023

Item 6.  [Reserved]

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

We filed an international patent application in October 2019 under the Patent Cooperation Treaty directed to the treatment of Alzheimer’s disease with cyclodextrins, and we are pursuing national and regional stage applications based on this international application. Subsequent to year-end, in January 2024, the Company received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) regarding an existing patent application for the treatment of Alzheimer’s disease. The terms of any patents resulting from these national or regional stage applications would be expected to expire in 2039 if all the requisite maintenance fees are paid.

On January 20024, we received a notice of allowance of our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office (“USPTO”) regarding our Patent Application No. 17/289,137 “Methods of Treating Alzheimer’s Disease.”

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

Merger Agreement

On September 21, 2023, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Cameo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, and Applied Molecular Transport, Inc., a Delaware corporation (“AMTI”). The merger was closed on December 27, 2023, in an all-stock transaction. More information regarding the merger and the terms of the Merger Agreement are discussed in Note 1 – Organization and Description of Business and Note 12-Merger with Applied Molecular Transport, Inc. of the notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Nasdaq Delisting Notice

On May 14, 2023, the Company received a letter from the Listing Qualifications Staff (“Nasdaq Staff”) stating that the Company was not in compliance with its rule regarding minimum stockholders’ equity (“Stockholders Equity Rule” or “Rule”) of $2.5 million as of its quarter ended March 31, 2023. The Company submitted a Compliance Plan to Nasdaq to regain compliance with this Rule. On August 1, 2023, Nasdaq notified the Company that based on its review of the Compliance Plan, the Company was granted an extension to regain compliance with the Rule.

Upon closing of the merger, as described above, the Company’s stockholders’ equity exceeded the minimum required by the Rule. On January 17, 2024, we received a notice of compliance letter from Nasdaq, informing the Company that its deficiency under the Stockholders’ Equity Rule had been cured and the Company is in compliance with all applicable Nasdaq listing standards. Accordingly, the Company’s securities will continue to be listed and traded on Nasdaq.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For 2023, we incurred a net loss of approximately $20,057,000, compared to a net loss of approximately $15,451,000 in 2022 Total revenues for 2023 were approximately $1,076,000 compared to approximately $1,376,000 for 2022.

Our change in the mix of our product sales for 2023 and 2022 is as follows:

Trappsol® Cyclo™ HPBCDs
First and second-generation formulations of Trappsol® Cyclo™ HPBCD (in liquid and powder form) have been sold to a single customer who exports to Brazil for compassionate use in NPC patients.  Sales decreased 80% to approximately $1,000 for 2023 from approximately $5,000 for 2022. This product is designated as an orphan drug; the population of patients who use the product on a compassionate basis is small.

Trappsol® HPB
Our sales of Trappsol® HPB decreased 24% to approximately $650,000 for 2023 from approximately $852,000 for 2022.

Trappsol® other products

Our sales of other Trappsol® products decreased 18% to approximately $411,000 for 2023 from approximately $501,000 for 2022.

Aquaplex®
Our sales of Aquaplex® increased to approximately $10,000 for 2023 compared to approximately $5,000 for 2022, and are primarily attributable to a single customer. The decrease in sales is representative of the periodic purchasing pattern of our primary Aquaplex® customer.  Aquaplex® sales to this customer for the last five years were approximately $10,000 in 2023, $5,000 in 2022, $185,000 in 2021, $7,000 in 2020, and $150,000 in 2019.

The largest customers of our legacy fine chemical business continue to follow historical product ordering trends to place periodic large orders that represent a significant share of our annual revenue volume. In 2023, our two largest customers (Charles River Laboratories, Inc. and Ventana Medical Systems, Inc.) accounted for 72% of our revenues, and the largest accounted for 45% of our revenues.  In 2022, our three largest customers (Charles River Laboratories, Inc., Ventana Medical Systems, Inc., and Uno Healthcare) accounted for 68% of our revenues, and the largest accounted for 35% of our revenues. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically.  The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold decreased to approximately $84,000 for 2023 compared to approximately $139,000 for 2022. Our cost of products sold as a percentage of product sales was 8% for 2023 as compared to 10% in 2022.  This percentage is a function of the sales make up by product mix as well as customer order size.  Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold and the related margin. We did not experience any significant increases in material costs during 2023 and 2022.

Our gross margins may not be comparable to those of other entities, since some entities include all the costs related to their distribution network in cost of goods sold. Our cost of goods sold includes only the cost of products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation expense. Our employees provide receiving, inspection, warehousing, and shipping operations for us. The cost of our employees is included in personnel expense. Our other costs of warehousing and shipping functions are included in office and other expense.

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

Personnel expenses decreased 15% to approximately $3,383,000 for 2023, from approximately $3,969,000 for 2022.  The decrease in personnel expense is due to the departure of one employee whose time was allocated between general administrative purposes and our R&D program. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 58% to approximately $14,182,000 for 2023, from approximately $9,000,000 for 2022. Research and development expenses as a percentage of our total operating expenses increased to 67% for the year ended December 31, 2023 from 53% for the year ended December 31, 2022. The increase in research and development expense resulted from the increased activity in our Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

Repairs and maintenance expenses increased 28% to approximately $14,000 for 2023, from approximately $11,000 for 2022. We expect our repairs and maintenance expenses to remain consistent in 2024.

Professional fees decreased 20% to approximately $1,944,000 for 2023 from approximately $2,417,000 for 2022.  Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 13% to approximately $1,161,000 for 2023 from approximately $1,026,000 for 2022.

Board of Directors fees and costs decreased 15% to approximately $335,000 for 2023 from approximately $394,000 for 2022. Board of Directors fees and costs include fees paid to our directors and scientific advisory board members, reimbursement of expenses of our board members, and related expenses.

Amortization and depreciation remained consistent at approximately $19,000 for 2023 and 2022.  These expenses may fluctuate slightly with equipment purchases and dispositions.

Freight and shipping expenses were approximately $4,000 for 2023 compared to approximately $13,000 for 2022. Freight and shipping is dependent on frequency of ordering products for inventory and frequency of shipping out products sold.

We increased our valuation allowance to allow for 100% of the 2023 increase in our deferred tax asset totaling $24,827,000 and did not recognize an income tax benefit or provision for 2023 and 2022.

Liquidity and Capital Resources

Our cash increased to approximately $9,247,000 as of December 31, 2023, compared to approximately $1,543,000 as of December 31, 2022, primarily as the result of equity transactions and the December 2023 merger. Our current assets less current liabilities were approximately $3,850,000 as of December 31, 2023, compared to approximately $678,000 at December 31, 2022. Cash used in operations was approximately $16,185,000 for the year ended December 31, 2023, compared to approximately $15,114,000 for 2022. The cash used in operations is primarily attributable to our net loss and continued expenses for clinical trials of our drug candidates. To date, we have funded our operations primarily through public and private offerings of our securities.

As a result of the Merger, the Company acquired a lease for office space that is sublet to a third party. The lease requires payments of approximately $1 million dollars between January 1 and August 2024, which is less than the amount of the sublease income to be collected. Risk associated with non-collection of the sublease payments could negatively impact cash flow through the remaining life of the lease, which expires in August 2024.

On January 3, 2023, the Company raised net proceeds of approximately $3.7 million in a registered direct offering to an institutional investor of 930,000 shares of common stock at a purchase price per share of $1.61, and prefunded warrants to purchase up to an aggregate of 1,678,696 shares of common stock at a purchase price of $1.61 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per share and remain exercisable until exercised in full. In a concurrent private placement, the Company also issued to the investor Series A-1 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of five years from the date of issuance, and Series A-2 warrants to purchase up to 2,608,696 shares of common stock at an exercise price of $1.36 per share, exercisable for a period of three years from the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of pre-funded warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company. A holder of the Series A-1 and Series A-2 warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise, and may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company.

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

On April 20, 2023, the Company raised gross proceeds of $1,305,000 from a private placement of its securities priced at-the-market under the rules of The Nasdaq Stock Market, Inc., to a group of accredited investors that included several directors of the Company and members of management and their affiliates. Investors in the private placement purchased 1,562,883 shares of common and were issued warrants to purchase 1,562,883 shares of common. The purchase price for one share of common stock and a warrant to purchase one share of common stock was $0.835. The warrants have an exercise price of $0.71 and have a term of seven years.

On May 2, 2023, the Company completed the private placement of its securities to Rafael Holdings, Inc. (“Rafael Holdings”), a Delaware corporation, in which it raised $2,100,000 pursuant to the sale of 2,514,970 shares of its common stock, and a warrant to purchase an additional 2,514,970 shares of common stock. The warrant has an exercise price of $0.71 per share, and is exercisable for the seven-year period starting August 1, 2023, the date Company obtained the approval of its shareholders to the exercise of the warrant in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc. In connection with the closing of the transaction, the Company (i) entered into a Registration Rights Agreement with Rafael Holdings requiring the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the shares and shares of common stock underlying the Warrants, upon the request of Rafael Holdings, and (ii) appointed William Conkling, the CEO of Rafael Holdings, to the Company’s Board of Directors.

On August 1, 2023, the Company completed an additional private placement of its securities to Rafael Holdings in which it raised $5 million pursuant to a securities purchase agreement between the Company and Rafael Holdings dated June 1, 2023. Rafael Holdings purchased 4,000,000 shares of common stock and a seven-year warrant to purchase an additional 4,000,000 shares of common stock at a price of $1.25 per share, for an aggregate purchase price of $5,000,000. The issuance of the shares and warrant to Rafael Holdings was approved by the Company’s shareholders at the annual meeting held on August 1, 2023, in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc.

On October 20, 2023, the Company entered into a securities purchase agreement with certain accredited investors from the April and May 2023 private placement. The investors exercised warrants to purchase 3,359,297 shares of common stock and the gross proceeds were $2,388,077. In exchange, the investors received new warrants with an exercise price equal to $0.95 per share, to purchase 110% of the number of shares of the Company’s common stock covered under the original warrants. The new warrants fair valued at $2,387,117 will be exercisable for cash only and have a term of four years from the issuance date. The investors include Rafael Holdings, a significant shareholder of the Company, several directors of the Company and management.

On December 27, 2023, the Company completed the merger with AMTI and issued 5,725,306 shares of common stock for each share of AMTI stock outstanding at closing. AMTI shares were automatically converted into the shares of Company common stock at an exchange ratio of 0.1331. Proceeds from the merger, net of issuance costs of $688,480, were $9,354,006 and net liabilities assumed were $547,770.

The Company has continued to realize losses from operations. As a result of the closing of the Merger with AMTI and our recent private offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next six months. We will need to raise additional capital in the future to support our ongoing operations and continue our clinical trials. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing, and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above.

At December 31, 2023, we had approximately $49,807,000 of net state and federal operating loss carryforwards expiring from 2024 through 2037, including $41,409,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Policies and Estimates

The results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements for our year ended December 31, 2023. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact the operating results. We have identified the following accounting policies and related judgments as critical to understanding the results of our operations.

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

Valuation Allowance on Deferred Tax Assets

At December 31, 2023, we fully reserved for our net deferred tax asset with an approximately $24,827,000 valuation allowance. We increased our valuation allowance by approximately $1,659,000 in 2023 to reduce our recognized deferred tax asset to zero.

We have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and we have provided a 100% valuation allowance at December 31, 2023.

Current accounting standards require that deferred tax assets be evaluated for future realization and reduced by the extent to which we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative losses, experience, expectations of future expenses from research and development and product development, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  The range of possible judgments relating to the valuation of our deferred tax asset is very wide.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude our deferred tax assets are realizable.

Research and Development

Research and development costs are either expensed as incurred.  We records amounts paid in advance of the service being rendered as used separately as a prepaid asset, and the expense recognized when the service is performed.  Research and development costs and are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, we compare the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors and are realized in the ordinary course of business.

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

To the Shareholders and Board of Directors of

Cyclo Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclo Therapeutics, Inc. and Subsidiaries, (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Research and Development Expenses, Accrued Clinical Trial Liabilities, and Prepaid Research and Development Costs

Description of the Matter

The Company recognizes research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the related services are performed. The Company recognizes its clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations (collectively, “CROs”) that conduct and manage clinical trials on the Company’s behalf. Total research and development expenses for the year ended December 31, 2023 was approximately $14,182,000. Prepaid clinical expenses as of December 31, 2023 was approximately $2,310,000 and the clinical trial liabilities included in accounts payable and accrued expenses as of December 31, 2023 was approximately $1,979,000.

At each consolidated balance sheet date, the Company reconciles prepaid research and development costs and accrued clinical trial liabilities by obtaining reporting from CROs, discussing progress or stage of completion of services with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon fee to be paid for such services in the applicable contract, statements of work, or purchase orders. The reconciliation of the amount of work completed is primarily based on the status and timing of services performed, the number of patients enrolled, and the rate of patient enrollment.

We identified research and development expenses, accrued clinical trial liabilities, and prepaid research and development costs as a critical audit matter given the estimation involved in accounting for research and development expenses, accrued clinical trial liabilities, and prepaid research and development costs. This required extensive audit effort related to the estimation of research and development expenses, accrued clinical trial liabilities and prepaid clinical expenses.

How We Addressed the Matter in Our Audit

Our audit procedures related to research and development expenses, accrued clinical trial liabilities, and prepaid clinical expenses included the following, among others:

●

We selected a sample of amounts recognized as research and development expense, the accrued clinical trial liabilities and prepaid research and development expenses and performed the following procedures for each item selected:

●	We obtained and read related master service agreements, statements of work, purchase orders and/or other supporting agreements with the CRO.
●	We performed corroborating inquiries with the Company’s clinical operations personnel responsible for the oversight of activities regarding the nature and status of work performed.
●	We inspected evidence from the third-part vendor regarding the payments made and the status and timing of services performed.
●

We compared the data and evidence obtained from internal and external sources to the inputs used in the Company’s analysis and recalculated the related research and development expense, prepaid research and development expense, and the accrued clinical liabilities balances.

We have served as the Company's auditor since 2011.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

March 17, 2024

PCAOB ID Number 100

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,246,592	$1,543,418
Accounts receivable, net of allowances of $10,272	122,379	54,991
Inventory, net	254,352	254,491
Prepaid insurance and services	384,889	101,135
Prepaid clinical expenses	2,310,045	2,204,520
Total current assets	12,318,257	4,158,555

FURNITURE AND EQUIPMENT, NET	38,332	55,188

RIGHT-OF-USE LEASE ASSETS, NET	890,949	1,470

TOTAL ASSETS	$13,247,538	$4,215,213

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liabilities	$1,010,631	$-
Accounts payable and accrued expenses	7,457,416	3,480,669
Total current liabilities	8,468,047	3,480,669

LONG-TERM LIABILITIES
Lease liabilities, net of current portion	22,484	-

Total long-term liabilities	22,484	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized; 0 outstanding at December 31, 2023 and 2022	-	-
Common stock, par value $.0001 per share, 250,000,000 and 20,000,000 shares authorized at December 31, 2023 and 2022, respectively; 28,556,072 and 8,481,848 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,856	849
Additional paid-in capital	88,610,832	64,533,074
Accumulated deficit	(83,856,681)	(63,799,379)
Total stockholders' equity	4,757,007	734,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,247,538	$4,215,213

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

REVENUES
Product sales	$1,076,405	$1,375,760

Cost of products sold (exclusive of direct and indirect overhead and handling costs)	84,367	138,929

GROSS PROFIT	992,038	1,236,831

EXPENSES
Personnel	3,382,938	3,968,681
Research and development	14,181,769	8,999,543
Repairs and maintenance	14,091	11,019
Professional fees	1,943,757	2,417,017
Office and other	1,161,094	1,025,635
Board of Directors fees and costs	335,268	394,009
Depreciation	19,276	19,481
Freight and shipping	3,902	13,060
Credit loss expense	-	10,272
Total expenses	21,042,095	16,858,717

LOSS FROM OPERATIONS	(20,050,057)	(15,621,886)

OTHER INCOME (EXPENSE)
Investment and other income (expense), net	(7,245)	12,474
Gain on forgiveness of PPP loan	-	158,524

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,057,302)	(15,450,888)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(20,057,302)	$(15,450,888)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.23)	$(1.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED OUTSTANDING	16,329,713	8,439,177

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 and 2022

	Common Stock		Additional		Total
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	8,403,869	$841	$64,019,513	$(48,348,491)	$15,671,863

Stock issued to employees	7,500	-	15,750	-	15,750

Stock issued to nonemployees	70,479	8	143,755	-	143,763

Stock-based compensation	-	-	354,056	-	354,056

Net loss	-	-	-	(15,450,888)	(15,450,888)

Balance, December 31, 2022	8,481,848	849	64,533,074	(63,799,379)	734,544

Sale of stock and warrants	9,007,853	900	9,738,140	-	9,739,040

Issuance of stock in merger recapitalization	4,795,306	573	8,805,665	-	8,806,238

Sale of warrants	930,000	-	2,407,849	-	2,407,849

Exercise of warrants	5,037,993	504	2,387,741	-	2,388,245

Exercise of stock options	1,155	-	1,478	-	1,478

Stock issued to consultants	42,599	4	39,613	-	39,617

Stock issued to nonemployees	259,318	26	305,155	-	305,181

Stock-based compensation	-	-	390,108	-	390,108

Assumed stock options in connection with merger recapitalization	-	-	2,009	-	2,009

Net loss	-	-	-	(20,057,302)	(20,057,302)

Balance, December 31, 2023	28,556,072	$2,856	$88,610,832	$(83,856,681)	$4,757,007

See accompanying Notes to Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,057,302)	$(15,450,888)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,276	19,481
Gain on forgiveness of PPP loan	-	(158,524)
Provision for credit losses	-	10,272
Provision for inventory obsolescence	52,922	-
Stock compensation to employees	39,617	15,750
Stock compensation to nonemployees	305,181	143,763
Stock-based compensation	392,117	354,056
Increase or decrease in:
Accounts receivable	(67,388)	427,850
Inventory	(52,783)	(27,054)
Prepaid clinical expenses	(105,525)	(189,669)
Prepaid insurance and services	41,201	(58,889)
Other	2,037	-
Accounts payable and accrued expenses	3,245,621	(200,389)
Total adjustments	3,872,276	336,647

NET CASH USED IN OPERATING ACTIVITIES	(16,185,026)	(15,114,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(2,420)	(15,086)
Collections from mortgage note receivable	-	53,256

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,420)	38,170

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock	9,739,040	-
Net proceeds from merger recapitalization	10,042,488	-
Merger recapitalization transaction costs	(688,480)
Exercise of stock options	1,478	-
Net from sale of warrants	2,407,849
Exercise of warrants	2,388,245	-
Payments on PPP loan	-	(8,159)
Refund of PPP loan payments	-	14,937
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,890,620	6,778

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,703,174	(15,069,293)

CASH AND CASH EQUIVALENTS, beginning of year	1,543,418	16,612,711

CASH AND CASH EQUIVALENTS, end of year	$9,246,592	$1,543,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,056	$-
Issuance of common stock for services	$344,798	$159,513
Liabilities assumed, net of non-cash assets received in merger recapitalization	$406,171	$-

See accompanying Notes to Consolidated Financial Statements

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(1)	ORGANIZATION AND DESCRIPTION OF BUSINESS:

Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in August 1990 as a Florida corporation, under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business and on November 6, 2020, we reincorporated from the State of Florida to the State of Nevada. The Company entered into the previously defined merger agreement in September 2023, which was closed on December 27, 2023, in an all-stock transaction, as discussed in Note 10, Equity Transactions.

On December 27, 2023, the Company, completed a strategic combination pursuant to that certain Agreement and Plan of Merger, dated as of September 21, 2023 (the "Merger Agreement”), by and among Cyclo, Cameo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Cyclo ("Merger Sub”), and Applied Molecular Transport Inc., a Delaware corporation ("AMTI”), providing for the merger of Merger Sub with and into AMTI, with AMTI surviving the merger as a wholly-owned subsidiary of Cyclo (the "Merger”) (see Note 12).

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

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single U.S. site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the efficacy outcome measure of improvement in at least two domains of the 17-domain NPC severity scale.

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

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

Going Concern and Liquidity

For the years ended December 31, 2023 and 2022, the Company incurred net losses of $20,057,302 and $15,450,888 respectively. The Company has an accumulated deficit of $83,856,681 at December 31, 2023. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For the year ended December 31, 2023, the Company’s operations used $16,185,026 in cash, and at December 31, 2023, the Company had a cash balance of $9,246,592 and working capital of $3,850,210. We will need to raise additional capital for the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing, and commercialization.

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

Our consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of the Company that affect the accompanying consolidated financial statements:

(a) BASIS OF PRESENTATION––The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less. Cash and cash equivalents primarily represents funds invested in readily available checking and money market accounts.  The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of approximately $9,247,000 at December 31, 2023.

(c) ACCOUNTS RECEIVABLE––Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Customer account balances with invoices dated over 90 days old are considered past due. The Company does not accrue interest on past-due accounts. Customer payments are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, applied to the oldest unpaid invoices. Accounts receivable at January 1, 2022 were approximately $493,000.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer’s current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company has estimated reserve for expected credit losses of $10,300 at December 31, 2023 and 2022.

(d)  FINANCIAL INSTRUMENTS— In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“CECL”). The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs to clarify the scope and provide additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP.

The amendments are effective on January 1, 2023 for the Company, and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our trade receivables. There was no impact of applying the CECL methodology upon adoption effective on January 1, 2023.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on one portfolio segments: domestic customers. The determination of portfolio segments is based primarily on the customers’ geographical location.

Our quantitative allowance for credit loss estimates under CECL was determined using the method that uses an aging schedule. The Company also considers qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.

(e) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary at December 31, 2023. The reserve was approximately $52,900 at December 31, 2022.

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

(f) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our active pharmaceutical ingredients and other raw materials for our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(h) LEASES––The Company leases office and warehouse space. The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms. Operating leases are included in right-of-use ("ROU") lease assets and lease liabilities on the Company’s consolidated balance sheets. The Company subleases office space under one existing lease to a third party. Sublease income is reported as other income in the consolidated statements of operations. There was no sublease income recognized in the year ended December 31, 2023 as the related lease was assumed on December 28, 2023 upon closing of the Merger Agreement discussed in Notes 1 and 12.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

(i) REVENUE RECOGNITION––Revenues are recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Update (“ASU”) No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

For additional information on our revenues, please read Note 3, Revenues, to these consolidated financial statements.

(j) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(l) RESEARCH AND DEVELOPMENT COSTS–– Research and development costs are either expensed as incurred. The Company records amounts paid in advance of the service being rendered as a prepaid asset, and the expense recognized when the service is performed. Research and development costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors and are realized in the ordinary course of business.

(m) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE––Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 13,476,554 and 2,045,846 shares of common stock were antidilutive for the years ended December 31, 2023 and 2022, respectively. Additionally, outstanding options to purchase 899,820 and 425,646 shares of common stock were antidilutive for the years ended December 31, 2023 and 2022, respectively, and therefore also excluded.

(o) STOCK-BASED COMPENSATION–– The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

The Company periodically issues stock options under its 2021 Equity Incentive Plan. The Company uses the Black-Scholes valuation method to estimate the fair value of stock options at grant date. Compensation expense is recognized on the straight-line basis over the requisite service period, which is generally the vesting period.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(p) FAIR VALUE MEASUREMENTS AND DISCLOSURES––Accounting Standards Codification (“ASC”) 820, "Fair Value Measurements and Disclosures," requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

We have no assets or liabilities required to have their fair value measured on a recurring basis at December 31, 2023 or 2022.  Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature.

As December 31, 2023, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s consolidated balance sheets. Money market funds were recorded within cash and cash equivalents. The following table present money market funds at their level within the fair value hierarchy for the periods indicated. There were no money market funds held at December 31, 2022.

	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$4,792,338	$-	$-	$4,792,338
Total		$4,792,338	$-	$-	$4,792,338

(q) USE OF ESTIMATES––The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation, warrant liability valuation, fair value of warrants issued, assumed liabilities associated with Merger (see Note 12), and allowance for credit losses. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(r) RECENT ACCOUNTING PRONOUNCEMENTS–– In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for smaller reporting companies in the first quarter of 2023. The Company adopted the new guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40)"(“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023, and determined no material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment in this update should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have on the consolidated financial statements and related disclosures.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2022-03 on its consolidated financial statements.

(s) WARRANTS–– The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at December 31, 2023 and 2022.

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

The Company considers there to be revenue concentration risks for regions where net product revenues exceed 10% of consolidated net product revenues. During 2023, approximately 12% of the Company’s net product revenues were made to foreign customers. Based on geographical, there were no revenue concentrations in 2022. The concentration of the Company’s net product revenues within the regions below may have a material adverse effect on the Company’s revenues and results of operations if sales in the respective regions experience difficulties. As of December 31, 2023, approximately 39% of the Company’s total accounts receivable were due from one foreign customer. There were no concentrations of accounts receivable from foreign customers as of December 31, 2022.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(3)	REVENUES: (CONTINUED)

Revenues by product are summarized as follows:

	Years Ended
	December 31,
	2023	2022
Trappsol® Cyclo™	$1,282	$5,118
Trappsol® HPB	649,863	851,756
Trappsol® Fine Chemical	411,404	501,295
Aquaplex®	10,216	5,460
Other	3,640	12,131
Total revenues	$1,076,405	$1,375,760

(4)	MAJOR CUSTOMERS AND SUPPLIERS:

Our revenues are derived primarily from chemical supply and pharmaceutical companies located primarily in the United States and Canada. In 2023, two major customers accounted for 72% of total revenues. Accounts receivable balances for these major customers represent 77% of total accounts receivable at December 31, 2023. Accounts receivable balances for three customers accounted for 91% of total accounts receivable at December 31, 2023. In 2022, three major customers accounted for 68% of total revenues. Accounts receivable balances for these major customers represent 19% of total accounts receivable at December 31, 2022. Accounts receivable balances for three customers accounted for 94% of total accounts receivable at December 31, 2022.

Substantially all inventory purchases were from four vendors in 2023 and 2022; however, the Company believes it can maintain purchases at similar levels through other readily available vendors in the marketplace. The Company maintains vendors both domestically and internationally.

For the years ended December 31, 2023 and 2022, the product mix of our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(5)	CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents is based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. To reduce its risk associated with the failure of such financial institution, the Company evaluates the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the Federal Deposit Insurance Corporation protection limits.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

(6)	FURNITURE AND EQUIPMENT:

Furniture and equipment consist of the following as of December 31:

	2023	2022

Machinery and equipment	$75,137	$75,137
Office furniture	84,010	81,590
	159,147	156,727
Less: accumulated depreciation	120,815	101,539
Furniture and equipment, net	$38,332	$55,188

Depreciation expense for the years ended December 31, 2023 and 2022 was $19,276 and $19,481, respectively.

(7)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following as of December 31:

	Years Ended
	December 31,
	2023	2022
Accounts payable	$4,856,530	$2,233,894
Accrued bonus compensation	1,590,776	902,614
Accrued board expense	92,110	72,125
Sub-lease deposit liability	243,742	-
Merger liabilities	487,402	-
Other	186,856	272,036
Total accounts payable and accrued expenses	$7,457,416	$3,480,669

(8)	LEASES:

The Company entered into an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term. This lease replaced an existing operating lease which expired January 2023.

At the closing of the Merger Agreement as discussed in Notes 1 and 12, the Company assumed an operating lease for office space which is being subleased to a third party. The lease and sublease agreement expire in August 2024.

Right-of-use lease assets are recorded net of accumulated amortization of $17,242 and $66,552 as of December 31, 2023 and 2022, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Lease expense was $28,353 and $16,166 for the years ended December 31, 2023 and 2022, respectively. There was no sublease income recognized during the year ended December 31, 2023.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(8)	LEASES: (CONTINUED)

Other information related to leases for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$17,000	$19,800
Operating lease assets obtained in merger recapitalization	850,542	-
Operating lease liability assumed in merger recapitalization	992,141	-
Weighted-average remaining lease term—operating leases (in years)	.72	.08
Weighted-average discount rate—operating leases	3%	6%

Future sublease income for the year ending December 31, 2024 is $1,390,024.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

Year Ending December 31,	Amount
2024	$1,020,604
2025	21,590
2026	1,804
Total future minimum lease payments	1,043,998
Less: Imputed interest	(10,883)
$1,033,115

(9)	NOTE PAYABLE:

On May 4, 2020, the Company’s wholly owned subsidiary, Cyclodextrin Technologies Development, Inc., borrowed $158,524 from BBVA USA under the Paycheck Protection Program ("PPP") which was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loan matured on May 4, 2022 and bore interest at a rate of 1% per annum, payable monthly commencing on September 5, 2021.

Under the PPP, because the loan was used to fund certain qualifying expenses as described in the CARES Act, the full amount of the loan, including accrued interest was forgiven in March 2022. As a result, the balance forgiven is presented separately as gain on the forgiveness of PPP loan in the accompanying consolidated statement of operations.

(10)	EQUITY TRANSACTIONS:

On March 3, 2023, and December 26, 2023, following the approval of the Company’s stockholders at special meetings, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 and then from 50,000,000 to 250,000,000, respectively.

In 2023, the Company did not issues shares to any employees. In 2022, the Company expensed $15,750 in employee stock compensation relating to the issuance of 7,500 shares to an employee. These shares were valued using quoted market values.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(10)	EQUITY TRANSACTIONS: (CONTINUED)

In 2023, the Company did not issue shares to any members of the scientific advisory board. In 2022, the Company issued 5,000 shares with a value of $10,500 to a member of the scientific advisory board. In 2023, the Company issued 42,599 shares to a director for consulting fees of $39,617. In 2022, the Company did not issue any shares to consultants.

The Company accrues board compensation expense over the period earned. Board compensation expense for board members is included in “Board of Directors fees and costs” on our consolidated statement of operations. In 2023, the Company issued 259,318 shares to board members with a value of $305,181, at the time of issuance, in addition to $30,750 of accrued stock compensation as of December 31, 2022. In 2022, the Company issued 65,479 shares to board members with a value of $133,263, at the time of issuance, in addition to $41,004 of accrued compensation of December 31, 2021.

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

On April 20, 2023, the Company, completed a private placement of its securities priced at-the-market under the rules of The Nasdaq Stock Market, Inc., to a group of accredited investors that included several directors of the Company and members of management and their affiliates. Investors in the private placement purchased 1,562,883 shares of common and were issued warrants to purchase 1,562,883 shares of common stock. The purchase price for one share of common stock and a warrant to purchase one share of common stock was $0.835. The warrants have an exercise price of $0.71 and have a term of seven years. The gross proceeds of the private placement were $1,305,000.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(10)	EQUITY TRANSACTIONS: (CONTINUED)

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

On August 1, 2023, the Company completed an additional private placement of its securities to Rafael Holdings pursuant to a securities purchase agreement between the Company and Rafael Holdings dated June 1, 2023. Rafael Holdings purchased 4,000,000 shares of common stock and a seven-year warrant to purchase an additional 4,000,000 shares of common stock at a price of $1.25 per share, for an aggregate purchase price of $5,000,000. The issuance of the shares and warrant to Rafael Holdings was approved by the Company’s shareholders at the annual meeting held on July 31, 2023, in accordance with Listing Rules 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc.

On October 20, 2023, the Company entered into a security purchase agreement with certain investors of the April and May 2023 private placement. The investors exercised warrants to purchase 3,359,297 shares of common stock and the gross proceeds were $2,388,077. In exchange, the investors received new warrants with an exercise price equal to $0.95 per share, to purchase 110% of the number of shares of the Company’s common stock covered under the original warrants. The new warrants will be exercisable for cash only and have a term of four years from the issuance date. The Company determined the fair value of the warrants was $2,387,117 using the following inputs to the Black-Scholes pricing model: stock price $0.95, exercise price $0.95, life 4 years, dividend rate -0-, risk free interest rate 4.86 and volatility 92.6%. The fair value was deemed to be a cost of capital and was included in equity. The investors include Rafael Holdings, a significant shareholder of the Company, several directors of the Company and management.

On December 27, 2023, the Company completed a strategic combination with Applied Molecular Transport, Inc.  See Note 12.

Warrants

The following table presents the number of common stock warrants outstanding:

Warrants outstanding, December 31, 2021	2,048,186
Issued	-
Exercised	-
Expired	(2,340)
Warrants outstanding, December 31, 2022	2,045,846
Issued	18,825,700
Exercised	(5,037,993)
Expired	(87,707)
Warrants outstanding, December 31, 2023	15,745,846

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(10)	EQUITY TRANSACTIONS: (CONTINUED)

The following table presents the number of common stock warrants outstanding, their exercise price, and expiration dates at December 31, 2023:

Warrants Issued	Exercise Price	Expiration Date

58,930	$35	February 2024
2,400	$25	October 2024
57,600	$25	October 2024
302,379	$9.37	November 2024
80,000	$25	April 2025
35,200	$65	December 2025
2,223	$11	September 2025
283,111	$15	August 2027
1,078,796	$5	December 2025
57,500	$6.25	December 2025
2,608,596	$1.36	January 2026
156,522	$2.02	December 2027
2,608,596	1.36	January 2028
3,695,227	$0.95	October 2028
718,566	$0.71	April 2030
4,000,000	$1.25	August 2030
15,745,846

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

(11)	PREFERRED STOCK:

The Company’s Articles of Incorporation provide for 5,000,000 shares of “blank check” preferred stock. At December 31, 2023 and 2022, no shares of preferred stock were outstanding or designated.

(12)	MERGER WITH APPLIED MOLECULAR TRANSPORT INC.:

On December 27, 2023, the Company, completed a strategic combination pursuant to that certain Agreement and Plan of Merger, dated as of September 21, 2023 (the "Merger Agreement”), by and among the Company, Cameo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub”), and Applied Molecular Transport Inc., a Delaware corporation ("AMTI”), providing for the merger of Merger Sub with and into AMTI, with AMTI surviving the merger as a wholly-owned subsidiary of the Company (the "Merger”).

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(12)	MERGER WITH APPLIED MOLECULAR TRANSPORT INC.: (CONTINUED)

At the closing of the Merger each share of common stock of AMTI that was issued and outstanding immediately prior to the closing (other than (i) treasury shares, and (ii) any shares of AMTI common stock held directly by the Company or Merger Sub) was automatically converted into the right to receive a number of shares of common stock of the Company  equal to 0.1331 (the "Exchange Ratio”). No fractional shares of the Company’s common stock were issued in connection with the Merger and the number of shares of the Company’s common stock issued to the AMTI stockholders was rounded up to the nearest whole share. Each option to purchase shares of AMTI common stock that was outstanding immediately prior to the closing and had an exercise price per share equal to or less than $0.40 was automatically assumed and converted as of the closing into an option to acquire, on substantially similar terms and conditions as were applicable under such AMTI option, the number of shares of the Company’s common stock determined by multiplying the number of shares of AMTI common stock subject to such AMTI option immediately prior to the closing by the Exchange Ratio (rounded down to the nearest whole share) with an exercise price per share equal to the exercise price per share of such AMTI option immediately prior to the closing, divided by the Exchange Ratio (rounded up to the nearest whole cent). Each AMTI option that was outstanding immediately prior to the closing and had an exercise price per share greater than $0.40 was automatically cancelled and extinguished for no consideration.

The Merger has been accounted for as a recapitalization of the Company, as the transaction is, in essence, an exchange of the Company’s common shares for cash and cash equivalents and the assumption of minimal assets and liabilities. At closing, the Company assumed an existing AMTI building lease and related sublease. The lease is reported as a right-of-use asset and related lease liability, approximating $851,000 and $992,000, respectively. The following table summarizes the assets and liabilities assumed in the recapitalization merger:

Cash and cash equivalents	$10,042,488
Right-of-use lease asset	850,542
Security deposit	127,111
Prepaids and other assets	197,844
Lease liability	(992,141)
Sub-lease deposit liability	(243,724)
Other liabilities	(487,402)
Net assets	$9,494,718

Proceeds from the merger, net of issuance costs of $688,480, were $9,354,008.

The Company issued approximately 5,725,306 shares of its common stock and 108,875 stock options to the former AMTI stockholders in conjunction with the Merger. The issuance of the Company’s common stock was registered under the Securities Act of 1933, as amended (the "Securities Act”) pursuant to a registration statement on Form S-4 (File No. 333-275371) (the "Registration Statement”) filed by the Company with the U.S. Securities and Exchange Commission (the "SEC”) and declared effective on November 21, 2023 (the "Registration Statement”). The shares of AMTI common stock, which previously traded under the symbol "AMTI,” ceased trading on the Nasdaq Capital Market ("Nasdaq”) as of the close of trading on December 26, 2023 and were delisted from Nasdaq as of December 27, 2023.

In December 2023, two lawsuits were filed against AMTI in connection with the Merger. The Company has accrued an estimate of potential liability based on the best information available. While the outcome remains uncertain, the Company does not expect the lawsuits to have a material adverse effect on cash flows, financial condition, or results of operations.

(13)	INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain Under ASC 740, deferred tax assets must be reduced by a valuation allowance if it is likely that all or a portion of it will not be realized.  At December 31, 2023, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards, and have provided a 100% valuation allowance on our net deferred tax asset.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(13)	INCOME TAXES: (CONTINUED)

At December 31, 2023, we have unused federal and state net operating loss carryforwards totaling approximately $49,807,000 that may be applied against future taxable income.

If not used, the net operating loss carryforwards will expire as follows:

Year Ending December 31,	Amount

2024	$66,000
2028	7,000
2030	160,000
2031	73,000
2032	48,000
2034	727,000
2035	1,969,000
2036	2,867,000
2037	2,481,000
Indefinite	41,409,000
Total	$49,807,000

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Sections 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company has expenses that qualify for the Orphan Drug Credit. The Orphan Drug Credit may be used to offset any current tax liabilities. Unused credits may be carried forward for 20 years. If the credit has not been used by the end of the 20 year carryforward period, it can be deducted as an expense for federal income tax purposes. The cumulative unused credit carryforward was $13,900,000 at December 31, 2023, which is reduced by an uncertain tax position of $6,950,000 as the Company has not as of yet performed a study of related expenses.

For 2023 we did not recognize a benefit or provision for income taxes. The net deferred tax asset before the valuation allowance increased $1,659,000 from 2022 to 2023, which is primarily the result of an additional net operating loss for 2023. We increased our valuation allowance to offset this increase in our deferred tax asset. For 2022 we did not recognize a benefit or provision for income taxes.  The net deferred tax asset before the valuation allowance increased $5,464,000 from 2021 to 2022, which is primarily the result of an additional net operating loss for 2022. We increased our valuation allowance to offset this increase in our deferred tax asset.

Significant components of our deferred federal income taxes were as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$12,624,000	$10,761,000
Tax credits, net	6,950,000	10,354,000
Impairment allowances	3,000	19,000
Stock-based compensation	68,000	45,000
Other	167,000	105,000
Accrued bonuses	242,000	245,000
Accrued legal	95,000	-
Lease liabilities	262,000	-
Research and development expenses, net	4,646,000	1,642,000
Less valuation allowance	(24,827,000)	(23,167,000)
Deferred tax asset, net of valuation	230,000	4,000
Deferred tax liabilities:
Property and equipment	(3,000)	(4,000)
Right-of-use assets	(227,000)	-
Deferred tax liabilities	(230,000)	(4,000)
Net tax assets	$-	$-

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(13)	INCOME TAXES: (CONTINUED)

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2023 and 2022, are summarized as follows:

	2023	2022

Tax benefit (expense) at federal statutory rate	21%	21%
Effect of state taxes	4%	3%
Other	1%	-%
Tax credits, net of reserve	(17)%	15%
Nondeductible expenses	(1)%	(3)%
Valuation allowance – deferred tax assets	(8)%	(36)%
Total tax benefit (provision)	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and three states. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2004 due to NOLs that are being carried forward for tax purposes.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses they incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the Tax Act mandates capitalization and amortization beginning with tax years after December 31, 2021. Expenses incurred in connection with R&E activities must 83 Table of Contents be amortized over a 5-year period if incurred in the US or over a 15-year period if incurred outside of the United States. R&E activities are broader in scope than the calculation of qualified research activities under IRC Section 41 (for research and development tax credit purposes). For the year ended December 31, 2022, the Company performed an analysis based on all the guidance available and has determined that it will continue to be in a loss position after considering the R&E capitalization. The Company will continue to monitor the effects of this legislation, however, the Company does not expect to pay cash taxes as a result of this change as the remaining operating expenses excluding R&E expense are significant and expect to continue to generate losses for tax purposes in the near future.

The Company has reviewed and evaluated the relevant technical merits of each of its tax positions in accordance with accounting principles generally accepted in the United States of America for accounting for uncertainty in income taxes.

The following table summarizes our changes in uncertain tax positions:

	2023	2022
Balance, January 1	$-	$-
Additions based on tax positions related to the current year	6,950,000	-
Balance, December 31	$6,950,000	$-

When applicable, interest and penalties will be reflected as a component of income tax expense. The Company does not anticipate any significant change within twelve months of this reporting date.

(14)	EMPLOYEE BENEFIT PLAN:

The Company’s employees who have satisfied certain eligibility requirements are entitled to participate in a 401(k) plan through the Company’s professional employer organization. Employee contributions are discretionary. The Company may match employee contributions and may also make discretionary contributions for all eligible employees based upon their total compensation. For 2023 and 2022, the Company elected to match the employee’s contribution, not to exceed 4% of compensation. The Company’s 401(k) contributions were $66,505 and $61,168 for 2023 and 2022, respectively.

(15)	EQUITY INCENTIVE PLANS:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “2019 Plan”). The 2019 Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiary. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of December 31, 2023, we had awarded 68,437 shares of common stock as awards under the 2019 Plan, with no shares of common stock remaining available for future awards under the 2019 Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiary. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. During the year ended December 31, 2022, we awarded 77,979 shares of common stock and granted 226,746 stock options under the 2021 plan. During the year ended December 31, 2023, we had awarded 301,805 shares of common stock and granted 459,281 stock options under the 2021 Plan, and 92,827 options were forfeited, with 1,811,063 shares of common stock remaining available for future awards. Stock options outstanding on the date of the Merger under the “AMTI” equity stock option plan were assumed if the strike price was $0.40 strike or lower. Applying the exchange ratio identified in the Merger resulted in the adoption of 108,875 options.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(15)	EQUITY INCENTIVE PLANS: (CONTINUED)

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

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding.

●	Expected annual dividends: The estimate for annual dividends is $0 because the Company has not historically paid and does not intend to pay dividends in the foreseeable future.

Share-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2023 and 2022:

	2023			2022
Dividend yield		-%			-%
Expected volatility	100.27	–	103.58%	90.5	–	92.3%
Risk-free interest rate	3.36	–	5.36%	1.83	–	2.76%
Expected lives (years)	1	-	6.25	5	-	6.25

The weighted-average fair value of options granted during the year ended December 31, 2023, as determined under the Black-Scholes valuation model, was $0.69 - $1.06 per share. The weighted-average fair value of options granted during the year ended December 31, 2022, as determined under the Black-Scholes valuation model, was $1.60 - $2.47 per share.

In conjunction with the merger of AMTI the Company assumed 108,875 stock option which were valued using the Black-Sholes option pricing model. The fair value of the stock options assumed were estimated using the following assumptions:

Dividend yield	-%
Expected volatility	93.3%
Risk-free interest rate	4.79%
Expected lives (years)	1

The estimated total fair value of the AMTI options assumed was not material to the 2023 consolidated financial statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(15)	EQUITY INCENTIVE PLANS: (CONTINUED)

The following is a summary of the stock option activity for the years ended December 31, 2023 and 2022:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Stock options outstanding at December 31, 2021	222,700	$7.45	$-	9.7
Granted	226,746	3.18	-
Exercised	-	-	$-
Expired	-	-	$-
Forfeited	(23,800)	-	-
Stock options outstanding at December 31, 2022	425,646	5.17	$-	8.9
Granted	459,281	1.91	-
Options assumed	108,875	2.96
Exercised	(1,155)	1.28	$-
Expired	-		-
Forfeited	(92,827)	3.15	-
Stock options outstanding at December 31, 2023	899,820	$3.12	$-	7.7
Stock options exercisable at December 31, 2023	465,566	$3.68	$-	6.7

Unrecognized compensation expense related to unvested stock options was $862,605 as of December 31, 2023, which is expected to be recognized over a weighted-average period of 7.7 years and will be adjusted for forfeitures as they occur.

(16)	NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended
	December 31,
	2023	2022

Numerator
Net loss	$(20,057,302)	$(15,450,888)
Denominator
Weighted-average common shares outstanding, basic and diluted	16,329,713	8,439,177
Net loss per share, basic and diluted	$(1.23)	$(1.83)

The Company reported a net loss in 2023 and 2022, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Years Ended
	December 31,
	2022	2021

Stock options	899,820	425,646
Warrants	13,476,553	2,045,846

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(17)	COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and records an expense for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

The Company has employment agreements with its executive officers. As of December 31, 2023, these agreements provide that if an executive is terminated without cause, he will be eligible for the following severance benefits, subject to his execution of a release of claims in a form reasonably satisfactory to the Company.

In the event of a termination of employment by the Company without cause, the executive will be entitled to receive unpaid base salary computed on a pro rata basis to the termination date and any other benefits as required by applicable law (collectively, “Accrued Amounts”).  In addition, the executive will receive (i) an amount equal to his annual salary, as in effect on the termination date payable for a period of one year on the same terms and frequency as his base salary was paid prior to termination, (ii) reimbursement for all COBRA expenses for the twelve month period following the termination, which will reimbursed on a monthly basis and (iii) any bonus payments earned by the executive, but not paid prior to the termination date (collectively, the “Severance Payments”) (collectively, the Accrued Amounts, plus the Severance Payments shall be referred to as the “Severance Benefits”). In addition, if the CEO is terminated without cause,  all unvested equity awards granted to the CEO will automatically be accelerated on the termination date

In addition, if the employment of the executive officers is terminated by the Company without “cause” within 12 months following a change in control (as defined in the agreement), then in addition to the Severance Benefits, each executive is also eligible to receive full acceleration of any unvested equity awards that were awarded to the executive.

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase minimum amounts of goods used in its normal operations based on completion of certain milestones. The first two milestones were met during 2023 and $980,000 of the goods were purchased and received. The Company was invoiced for the second milestone in the amount of $980,000, although the goods were not received prior to year-end. Future annual minimum purchases remaining under the agreement are $980,000.

(18)	RELATED PARTY TRANSACTIONS:

Since October 2016, we have paid a monthly fee of $5,000 a portion of this which was paid in shares for the year 2023 to C.E. Rick Strattan, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine received an annual salary of $335,780 in both 2023 and 2022. In addition, he was awarded a cash bonus of $134,312 in both 2023 and 2022. Joshua Fine was awarded stock options with a value of $42,808 in 2023 and $82,846 in 2022 that vest over 4 years.

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary was $180,250 in both 2023 and 2022. In addition, he received cash bonuses of $54,075 in both 2023 and 2022. In 2023 and 2022 Mr. Strattan was also awarded stock options with a value of $21,140 and $44,782, respectively, that vest over 4 years.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator, at an annual salary of $92,700 in 2023. In addition, she received a cash bonus of $13,905 in 2023. In 2022, Ms. Strattan received an annual salary of $92,700 and a cash bonus of $13,905.

On April 20, 2023, Scott Fine, Chief Executive Officer and certain board members and affiliates purchased 784,436 shares of common stock and we issued 784,436 warrants to purchase 784,436 shares of common stock. See Note 9, Equity Transactions for more information.

On October 20, 2023, Scott Fine, Chief Executive Officer and certain board members and affiliates exercised warrants and in exchange were issued new warrants. Please read Note 10, Equity Transactions, for more information.

(19)	SUBSEQUENT EVENTS:

On January 17, 2024, the Company received a notice (the "Compliance Letter”) from the Office of General Counsel of The Nasdaq Stock Market LLC ("Nasdaq”) informing the Company that its deficiency under Listing Rule 5550(b) had been cured and the Company is in compliance with all applicable Nasdaq listing standards. Accordingly, the Compliance Letter provided that the Company’s scheduled hearing before the Nasdaq Hearings Panel has been cancelled, and the Company’s securities will continue to be listed and traded on Nasdaq.

On February 13, 2024, the Company issued 58,312 shares to board members with a value of $92,125, which was accrued as stock compensation expense as of December 31, 2023.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

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

Identified Material Weakness

During the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified a material weakness in our internal controls relating to the accounting of complex equity instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the controls related to the evaluation of the appropriate accounting classification of warrants and related required disclosures.

Remediation Plan

Management, with the oversight from our Audit Committee and the Board of Directors, updated our internal controls to remediate the material weakness by supplementing our internal procedures through the contracted review of equity transactions by technical accounting experts.

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

Management’s Annual Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal control over financial reporting. We are now taking actions to remediate the material weakness, which may result in changes in our internal control over financial reporting in periods subsequent to December 31, 2023.

Item 9B.  Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers, directors, and director nominees (ages as of March 1, 2024):

Name	Age	Positions and Offices With Registrant	Year First Became Director

N. Scott Fine	67	Director, Chief Executive Officer	2014
Jeffrey L. Tate, Ph.D.	65	Director, Chief Operating Officer	2010
C.E. Rick Strattan (2)	77	Director	1990
Markus W. Sieger (1) (2)(3)	57	Director and Chairman of the Board of Directors	2014
F. Patrick Ostronic (1)	67	Director and Vice Chairman of the Board of Directors	2014
William S. Shanahan	83	Director	2016
Dr. Randall M. Toig (1)(3)	72	Director	2018
William Conkling(2)	52	Director	2023
Vivien Wong	66	Director	2023
Shawn Cross(3)	55	Director	2023
Joshua M. Fine	41	Chief Financial Officer and Secretary	N/A
Michael Lisjak	49	Chief Regulatory Officer and SVP for Business Development	N/A

(1)	Member of the audit committee.
(2)	Member of the corporate governance and nominating committee.
(3)	Member of the compensation committee.

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

Mr. Fine was Chairman of the Board of The Global Virus Network (GVN), and he also was the lead investment banker on the initial public offering of Green Mountain Coffee Roasters, Inc. and Central European Distribution Corporation ("CEDC”), a multi-billion-dollar alcohol company. Mr. Fine continued his involvement with CEDC serving as a director from 1996 until 2014, during which time he led the CEDC Board in its successful efforts in 2013 to restructure the company through a pre-packaged Chapter 11 process whereby CEDC was acquired by the Russian Standard alcohol group. Recently, Mr. Fine served as Vice Chairman and Chairman of the Restructuring Committee of Pacific Drilling from 2017 to 2018 where he successfully led the independent directors to a successful reorganization. He also served as sole director of Better Place Inc. from 2013 until 2015. In his role there, Mr. Fine successfully managed the global wind down of the company in a timely and efficient manner which was approved by both the Delaware and Israeli Courts.

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

Markus W. Sieger has been a Director of the Company since February 2014 and serves as the Chairman of the Company’s Board of Directors. Mr. Sieger is an alumnus of the Stanford Graduate School of Business and holds a degree in Economics from the University of Applied Sciences for Business and Administration Zurich. He is a seasoned entrepreneur and senior executive with a multi-industry experience in emerging industries like healthcare, information technology, digital media and fast-moving consumer goods in the United States, Switzerland, Poland, and other countries in Central and Eastern Europe. He held management roles in companies such as Zurich Insurance Group (Switzerland), TVN (Poland) and several others. He was and is a member of the boards of directors of various public and private companies in the United States and Europe. Since June 2016 Mr. Sieger has been CEO of Polpharma Group (Netherlands), one of the leading healthcare companies in the CEE/CIS region. Mr. Sieger is vice-president of the Executive Board of Medicines for Europe, representing the generics industry to the European Union. In this function Mr. Sieger focuses on digitalization and preventive aspects of healthcare.

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

William Conkling has been a director since May 2023. Mr. Conkling has served as the Chief Executive Officer of Rafael Holdings, Inc. since February 2022, and was its Chief Commercial and Business Officer from March 8, 2021 to January 31, 2022. Previously, from May 2018 until March 2021, he served as the Vice President, Commercial of Immunomedics Inc. and then of Gilead Sciences, Inc. Mr. Conkling has over 20 years’ experience in the pharmaceutical and biotech industries. His experience spans across all areas of commercialization including marketing, sales, market access, commercial operations, and business development. Mr. Conkling helped lead the launch of Trodelvy at Immunomedics Inc. (acquired by Gilead in October 2020). Mr. Conkling also spent over 10 years at Novartis Oncology where he helped lead the launch of the first CAR-T therapy approved in the US as the Global Commercial Leader — Kymriah. Mr. Conkling currently serves on the Board of Directors of Day Three Labs Inc. and Cornerstone Pharmaceuticals, Inc. Mr. Conkling earned his Bachelor’s Degree from Fordham University and his Master’s in Business Administration from New York University Stern School of Business in 1998.

Mr. Conkling’s extensive experience in the pharmaceutical and biotech industries makes him a valuable member of the Board of Directors. Mr. Conkling was appointed to our Board in connection with the investment in our securities made by Rafael in May 2023, and has been nominated to serve as a director pursuant to the securities purchase agreement we entered into with Rafael on June 1, 2023 in connection with such investment.

Dr. Vivien Wong, has served as a director since August 2023. She has over 20 years of experience as a pharmaceutical executive in the research and development of drugs and diagnostics. Since 2022, Dr. Wong has acted as an independent consultant and advisor on product development to various pharmaceutical companies and venture capital firms, including serving on (i) the board of directors of Burke Neurological Institute of Weill Cornell Medicine, and (ii) serving on the scientific advisory boards of NeuroCures NY, Inc., Bioscience Task Force, and Westchester County Economic Development. From 2007 to 2021, Dr. Wong held various positions at Progenics Pharmaceuticals, Inc., including as Executive Vice President, Research & Development, where she was responsible for clinical and regulatory research and development strategies for oncology-focused development programs and oversaw various functions, including project management, clinical development, manufacturing, quality control, regulatory compliance. Dr. Wong holds a Ph.D. in Anatomy and Neurobiology from the University of Maryland School of Medicine, a M.S. in Physiology from Southern Illinois University at Carbondale and a B.S. in Biology from Mississippi University for Women

Dr. Wong’s extensive experience as an executive in the pharmaceutical and biotech industries makes her a valuable member of the Board of Directors. Dr. Wong was appointed to our Board as a designee of Rafael pursuant to the securities purchase agreement dated June 1, 2023.

Shawn Cross has served as a director since December 27, 2023. Mr. Cross served as the Chief Executive Officer and Chair of the AMTI Board of Directors from March 2023 through December 27, 2023, served as AMTI’s President and Chief Operating Officer from May 2022 to March 2023 and AMTI’s Chief Financial Officer from March 2020 to May 2022. Prior to joining AMTI, Mr. Cross was at JMP Securities LLC where he was Managing Director and Co-Head Healthcare Investment Banking and a member of the Investment Banking Management Committee from September 2018 to March 2020. Prior to JMP Securities LLC, Mr. Cross worked at GT BioPharma, Inc., a clinical stage immuno-oncology company, where he was President and Chief Operating Officer from November 2017 to February 2018 and Chairman of the board of directors and Chief Executive Officer from February 2018 to July 2018. Mr. Cross was Managing Director, Healthcare Investment Banking at Deutsche Bank Securities from November 2015 to November 2017 and Managing Director, Healthcare Investment Banking at Wells Fargo Securities from November 2010 to August 2015. He has served on the board of directors of BioPlus Acquisition Corp since December 2021. Mr. Cross holds a B.S. in Kinesiology from the University of California, Los Angeles, and an M.B.A. from Columbia Business School.

Mr. Cross’s experience as an executive in the biotechnology industry and as investment banker in the health care field makes him a valuable member of the Board of Directors. Mr. Cross was appointed to serve on our Board pursuant to the Merger Agreement.

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

Michael Lisjak joined us as our Global Head of Regulatory Affairs and Senior Vice President for Business Development in July 2019, and was appointed our Chief Regulatory Officer in September 2020.  He has more than 20 years of regulatory strategy and operations experience within the biopharmaceutical and consulting industries for multiple therapeutic areas, including cardiovascular, metabolic, neuroscience and pain and inflammation. Prior to joining the Company, Mr. Lisjak was the Director of Global Regulatory Affairs at Sanofi from July 2015 to June 2016, leading the Endocrinology and Neuromuscular Rare Disease Area, and then served as Sanofi’s Head of Global Regulatory Affairs for Established Products and Global Health until July 2019.  Prior to Sanofi, Mr. Lisjak served as the Global Regulatory Services Lead for Accenture’s Life Sciences group accountable for the growth and strategic oversight for Accenture’s global regulatory offerings, capabilities, and go-to-market strategy.  Before Accenture, he held multiple leadership roles at Pfizer and Wyeth with responsibility for developing, maintaining, and directing global regulatory strategies and resources in the provision of regulatory guidance and filings ensuring optimal regulatory interactions with global/regional Health Authorities.  Mr. Lisjak holds a B.A. in Biology from Rochester Institute of Technology.

Family Relationships

Except as set forth above, there are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors currently consists of ten directors, seven of whom are “independent” as defined under the rules of the Nasdaq Capital Market because they are not employees or executive officers of the Company, and have not been paid more than $120,000 of compensation by the Company in any consecutive 12-month period during the past three years. N. Scott Fine, our Chief Executive Officer, and Dr. Jeffrey L. Tate, our Chief Operating Officer, are not independent directors due to their employment by us as executive officers. Rick Strattan is the founder, former Chief Executive Officer, and is not independent due to a consulting agreement with the Company.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. As of March 1, 2024, our Audit Committee consisted of three independent directors who were Patrick Ostronic (Chair), Markus Sieger, and Dr. Randall M. Toig, with Mr. Ostronic considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. As of March 1, 2024, our Compensation Committee consisted of three independent directors who were Markus Sieger (Chair), Shawn Cross and Dr Randall M. Toig. As of March 1, 2024, our Nominating Committee consisted of three independent directors who C.E. Rick Strattan (Chairman), William Conkling and Marcus Sieger.

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

Delinquent Section 16(a) Reports

We are required to identify each person who was an officer, director, or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon a review of Forms 3 and 4 and amendments thereto filed with the SEC during the year ended December 31, 2023, no person who, at any time during the year ended December 31, 2023 was a director, officer, or beneficial owner of more than 10 percent of our Common Stock, failed to timely file the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2023.

Item 11.  Executive Compensation.

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2023 and 2022 to (i) the person who served as our Chief Executive Officer during 2023, and (ii) our two most highly compensated executive officers as of December 31, 2023 other than our Chief Executive Officer (collectively, our "Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

N. Scott Fine	2023	540,750	-	-0-	102,969	29,169	672,887
CEO	2022	540,750	262,500	-0-	184,716	77,435	1,065,401

Michael Lisjak	2023	342,990	36,013	-0-	42,808	51,399	473,211
Chief Regulatory Officer	2022	342,990	128,205	-0-	76,792	36,489	584,476

Joshua M. Fine	2023	335,780	40,293	-0-	42,808	45,101	463,982
Chief Financial Officer	2022	335,780	143,440	-0-	76,792	31,749	587,761

(1)	Reflects (i) bonus payments earned by the NEO’s in 2022 but paid in fiscal 2023 and (ii) bonus payments earned by NEO’s in 2023 and paid in 2023

(2)

Reflects (i) award of options during 2023 to purchase 98,706 shares to Scott Fine and 41.036 shares to each of Mr. Lisjak and Joshua Fine, and at an exercise price of $1.28 and (ii) award of options during 2022 to purchase 74,907 shares to Scott Fine, and 31,141 shares to each of Mr. Lisjak and Joshua Fine, and at an exercise price of $3.26.  The options vest over a four year period in equal monthly installments.  The option award figure represents the value of the option awards at grant date as calculated under FASB ASC Topic 718. The Named Executive Officers will not realize the estimated value of these awards in cash until these awards are vested, exercised, and sold, as applicable.

(3)	Reflects matching contributions made under the Company’s 401(k) plan, and insurance premiums for health, dental, and vision.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, our Named Executive Officers had outstanding unexercised options as set forth below.  Our named Executive Officers did not have any unvested stock awards outstanding at December 31, 2023.

Name		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($) (1)	Option Expiration Date ($) (2)

N. Scott Fine	(1)	37,454	37,454	3.26	February 28, 2032
	(2)	18,507	80,199	1.28	March 1, 2033

Michael Lisjak	(1)	15,571	15,571	3.26	February 28, 2032
	(2)	694	33,342	1.28	March 1, 2033

Joshua M. Fine	(1)	15,571	15,571	3.26	February 28, 2032
	(2)	694	33,324	1.28	March 1, 2033

(1)	These options vest over a four year period in equal monthly installments commencing from the grant date of February 28, 2022.

(2)	These options vest over a four year period in equal monthly installments commencing from the grant date of February 28, 2022.

Employment Agreements

On February 28, 2022, we entered into employment agreements with each of Scott Fine, Michael Lisjak and Joshua Fine.   The employment agreements with our Named Executive Officer include the following material terms:

●	Scott Fine is paid an initial base salary of $540,750, Mr. Lisjak is paid an initial base salary of $342,990 and Joshua Fine is paid an initial base salary of $335,780.

●	Each executive is eligible to receive an annual raise in his base salary targeted at 3%, in addition to any additional increase approved by the Company.

●	Each employment agreement is for a two year term, subject to automatic renewal for successive one-year periods unless either party provides notice of non-renewal prior to the then end of the term.

●

Scott Fine is entitled to an annual cash bonus targeted 50% of his base salary, Mr. Lisjak is entitled to an annual cash bonus targeted 35% of his base salary, and Joshua Fine is entitled to an annual cash bonus targeted 40% of his base salary.

●

Scott Fine is entitled to receive an annual stock option grant targeted at 0.89% of the Company’s outstanding shares on the date of grant, Mr. Lisjak and Joshua Fine are each entitled to receive an annual stock option grant targeted at 0.37% of the Company’s outstanding shares on the date of grant.  All options will be exercisable for a ten-year period commencing on the date of grant, shall have an exercise price equal to the closing price of the Company’s common stock, and vest in 48 equal monthly installments over a four-year period following the grant date.

In the event of the termination of the executive’s employment by us other than for Cause (as defined in the employment agreements), the executive will be entitled to continued payment of base salary for one year following the termination date; reimbursement of all COBRA expenses for one year, following the termination date, any bonus payments earned by the executive, but not paid, prior to the termination date, and if such termination occurs within 12 months following a "Change of Control,” all unvested stock options of the terminated Executive shall immediately vest in full.

●

Upon the termination Scott Fine’s employment by us other than for Cause absent a Change of Control, all unvested stock options that would have vested within 12 months following such termination will immediately vest.

●	Each executive is subject to confidentiality, non-compete, non-solicitation and work-for-hire provisions.

Compensation of Directors

The following table shows certain information with respect to the compensation of all of our non-employee directors during our year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
C.E. Rick Strattan	-0-	33,000	33,000
Markus W. Sieger	-0-	66,375	66,375
F. Patrick Ostronic	-0-	41,250	41,250
William S. Shanahan	-0-	40,125	40,125
Dr. Randall M. Toig	-0-	35,625	35,625
William Conkling(2)	-0-	13,333	13,333
Dr. Vivien Wong(2)	-0-	3,333	3,333
Shawn Cross(2)

(1)

The stock award figures represent the value of the stock awards at grant date as calculated under FASB ASC Topic 718. See Note 15 to our audited financial statements for the year ended December 31, 2023 for the assumptions we made in the valuation of these stock awards.

(2)	Mr. Conkling, Dr. Wong, and Mr. Cross joined the Board in July 2023, August 2023 and December 2023, respectively.

In June 2020, the Board of Directors has approved a compensation program for non-employee directors under which each such director is entitled to receive (i) an initial option to purchase 6,700 shares of Common Stock, (ii) an annual option to purchase 3,350 shares of Common Stock, and (iii) and the following annual cash compensation for all directors, which, at the option of each director, may be paid with stock in lieu of cash:

	Member	Chair
Board of Directors	$40,000	$70,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,500	$11,000
Nominating and Governance Committee	$4,000	$8,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of Cyclo’s common stock as of March 1, 2024, based on 28,608,054 shares of common stock outstanding as of such date, by:

●	each person, or group of affiliated persons, known to beneficially own more than 5% of Cyclo’s common stock;
●	each of Cyclo’s named executive officers;
●	each of Cyclo’s directors and director nominees; and
●	all of Cyclo’s executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of more than 5% of Cyclo’s common stock. Cyclo has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Cyclo’s common stock issuable pursuant to the exercise of warrants. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Individual or Identity of Group(1)	Amount and Nature of Beneficial Ownership			Percent of Class
Named Executive Officers and Directors
N. Scott Fine	1,203,087	(2	)(3)	4.14%
C.E. Rick Strattan	541,682	(2	)(3)	1.89%
Jeffrey L. Tate	172,619	(2	)(3)	*
Markus Sieger	435,167	(2	)(3)	1.51%
F. Patrick Ostronic	422,537	(2	)(3)	1.47%
William S. Shannahan	170,582	(2	)(3)	*
Dr. Randall M. Toig	127,224	(2	)(3)	*
William Conkling	15,819,352	(2	)(3)(4)	44.71%
Vivien Wong	15,518	(2	)(3)	*
Shawn Cross	161,507	(2	)(3)	*
Joshua M. Fine	66,270	(2	)(3)	*
Michael Lisjak	60,042	(2	)(3)	*
All Directors and Executive Officers as a Group (12 Persons)	19,195,587	(2	)(3)(4)	64.63%
5% Holders
Rafael Holdings, Inc. 520 Broad Street Newark N.J. 07102	15,796,407	(4)		38.70%
Armistice Capital Master Fund Ltd. c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022	1,501,625	(5)		4.99%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of Cyclo is c/o Cyclo Therapeutics, Inc., 6714 NW 16th Street, Suite B, Gainesville, Florida 32653.

(2)

Includes for the persons listed below the following shares of Cyclo common stock subject to options held by such persons that are currently exercisable or become exercisable within 60 days of March 1, 2024:

Name	Shares of Common Stock Underlying Options
N. Scott Fine	114,633
C.E. Rick Strattan	9,255
Jeffrey L. Tate	47,642
Markus Sieger	9,255
F. Patrick Ostronic	9,255
William S. Shannahan	9,255
Dr. Randall M. Toig	9,255
William Conkling	6,700
Vivien Wong	6,700
Shawn Cross	88,901
Joshua M. Fine	47,642
Michael Lisjak	47,642
All Directors and Executive Officers as a Group (12 Persons)	406,135

(3)	Includes for the persons listed below the following shares of Cyclo common stock subject to warrants held by such persons that are currently exercisable:

Name	Shares of Common Stock Underlying Warrants
N. Scott Fine	344,650
C.E. Rick Strattan	59,881
Jeffrey L. Tate	32,935
Markus Sieger	115,233
F. Patrick Ostronic	75,254
William S. Shannahan	43,396
Dr. Randall M. Toig	13,078
William Conkling	0
Vivien Wong	0
Shawn Cross	0
Joshua M. Fine	1,728
Michael Lisjak	0
All Directors and Executive Officers as a Group (12 Persons)	686,155

(4)

As reported by Rafael in Amendment No. 2 to its Schedule 13D filed with the SEC on October 24, 2023. As the Chief Executive Officer of Rafael, Mr. Conkling may be deemed to have voting and dispositive power over the shares Cyclo common stock owned by Rafael and may be deemed to own such shares of Cyclo common stock. Mr. Conkling disclaims beneficial ownership of the securities held by Rafael. Includes currently exercisable warrants to purchase 6,766,467 shares of Cyclo common stock

(5)

As reported by Armistice Capital Master Fund Ltd. (“Armistice”) in Amendment No. 2 to its Schedule 13G filed with the SEC on February 14, 2024. These shares held by Armistice are subject to a 4.99% blocker provision.

Equity Compensation Plan of Information

The following table summarizes the number of outstanding options and rights granted to our employees, consultants, and directors, as well as the number of shares of Common Stock remaining available for future issuance, under our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans not approved by security holders (1)	17,682	$26.86	0

Equity compensation plans approved by security holders (2)	790,945	3.16	1,811,063

Total:	808,627		1,811,063

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

(2)

The Company’s 2021 Equity Incentive Plan  (the "Incentive Plan”) provides for the issuance of up to 3,000,000 shares of Common Stock pursuant to the grant of shares of Common Stock, stock options or other awards, to employees, officers, or directors of, and consultants to, the Company and its subsidiaries. As of December 31, 2023, we had awarded 396,837 shares of Common Stock, and granted options to purchase 720,945shares of Common Stock, as awards under the Incentive Plan, with 1,811,063 shares of Common Stock remaining available for future awards under the Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since October 2016, we have paid a monthly fee of $5,000 to a non-profit organization of which C.E. Rick Strattan is the Executive Director, in consideration of consulting services provided to us by Mr. Strattan. Mr. Strattan is our founder, former Chief Executive Officer and one of our directors.

In June 2019, we engaged Joshua M. Fine, the son of our Chief Executive Officer, to serve as our Chief Financial Officer. Mr. Fine’s compensation as our Chief Financial Officer for the last two fiscal years is described under the heading “Executive Compensation.”

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance – Compensation. His annual salary was $184,625 and $184,625 in 2023 and 2022, respectively. In addition, he received cash bonuses of $16,823 and $57,750 in 2023 and 2022, respectively. In 2023 and 2022 Mr. Strattan was also awarded stock options with a value of $23,140 and $16,833, respectively, that vest over 4 years.

Corey E. Strattan, the daughter-in-law of C.E. Rick Strattan, has been employed by us since 2011 as a documentation specialist and logistics coordinator, at an annual salary of $92,700 in 2023. In addition, she received a cash bonus of $4,172 in 2023. In 2022, Ms. Strattan received an annual salary of $92,700 and a cash bonus of $14,850.

Related-Person Transactions Policy And Procedures

We have a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of "related-persons transactions.” For purposes of our policy only, a "related-person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any "related person” are participants involving an amount that exceeds $25,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant, or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers and directors. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products, and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Director Independence

Our Board of Directors currently consists of ten directors, seven of whom are independent” as defined under the rules of the Nasdaq Capital Market because they are not employees or executive officers of the Company, and have not been paid more than $120,000 of compensation by the Company in any consecutive 12-month period during the past three years. N. Scott Fine, our Chief Executive Officer, and Dr. Jeffrey L. Tate, our Chief Operating Officer, are not independent directors due to their employment by us as executive officers, Rick Strattan is the founder, former Chief Executive Officer, is not independent due to a consulting agreement with the Company.

Item 14.  Principal Accountant Fees and Services.

Information required this Item will be included in our Proxy Statement relating to our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

2.2	Agreement and Plan of Merger, dated September 21, 2023, by and among Cyclo Therapeutics, Inc., Cameo Merger Sub Inc., and Applied Molecular Transport Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023).
3.1	Articles of Incorporation of Cyclo Therapeutics, Inc., a Nevada corporation, as amended*
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

4.3	Warrant issued to Rafael Holdings, Inc., dated August 1, 2023 (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K filed with the SEC on August 1, 2023).
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

4.6	Form of Public Warrant (incorporated by reference to Exhibit 4.5 to Company’s Registration Statement on S-1 filed November 16, 2020).
4.7	Form of Warrant Agency Agreement between the Company and vStock Transfer LLC (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on S-1 filed November 16, 2020).
4.8	Form of Representative’s Warrant. (incorporated by reference to Exhibit 4.7 to Company’s Registration Statement on S-1 filed November 16, 2020).
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

4.11	Description of Registrant’s Securities*
10.1†	2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed July 19, 2019).
10.2†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2021).
10.3†	Employment Agreement between the Company and N. Scott Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2022).

10.4†	Employment Agreement between the Company and Michael Lisjak, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.5†	Employment Agreement between the Company and Joshua Fine, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.6†	Employment Agreement between the Company and Jeffrey Tate, dated as of February 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 2, 2022).
10.7

Securities Purchase Agreement dated December 29, 2022 between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2023)

10.8

Securities Purchase Agreement, dated as of June I, 2023 between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit I 0.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2023)

10.9	Securities Purchase Agreement, dated as of May 2, 2023 between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2023).
10.10	Securities Purchase Agreement, dated as of June 1, 2023 between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2023).
10.11	Registration Rights Agreement, dated as of May 2, 2023 between Cyclo Therapeutics, Inc. and Rafael Holdings, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2023).
10.12	Amendment to Registration Rights Agreement dated as of June 1, 2023, contained in Section 5(e) of the June 2023 Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2023).
10.13	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023).
21.1	Subsidiaries*
23.1	Consent of WithumSmith+Brown, PC*
31.1	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
97.1	Cyclo Therapeutics Inc. Clawback Policy*
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (Principal Executive Officer) Date: March 17, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title

By:	/s/ N. Scott Fine	Chief Executive Officer; Director	March 17, 2024
N. Scott Fine		(Principal Executive Officer)

By:	/s/ Joshua M. Fine	Chief Financial Officer	March 17, 2024
Joshua M. Fine		(Principal Financial and Accounting Officer)

By:	/s/ Jeffrey L. Tate	Chief Operating Officer; Director	March 17, 2024
Jeffrey L. Tate

By:	/s/ Markus W. Sieger	Chairman of the Board; Director	March 17, 2024
Markus W. Sieger

By:	/s/ William Conkling	Director	March 17, 2024
William Conkling

By:	/s/ Shawn Cross	Director	March 17, 2024
Shawn Cross

By:	/s/ F. Patrick Ostronic	Director	March 17, 2024
F. Patrick Ostronic

By:	/s/ William S. Shanahan	Director	March 17, 2024
William S. Shanahan

By:	/s/ C.E. Rick Strattan	Director	March 17, 2024
C.E. Rick Strattan

By:	/s/ Randall M Toig	Director	March 17, 2024
Randall M Toig

By:	/s/ Vivien Wong	Director	March 17, 2024
Vivien Wong