Form 10-K/A
period 2023-12-31
Cyclo Therapeutics, Inc.
filed 2024-04-29
CIK 922247

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Item 14 of the previously filed Annual Report on Form 10-K of Cyclo Therapeutics, Inc. (the “Company”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 18, 2024 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III, Item 14 information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III, Item 14 of the Original Form 10-K is hereby amended and restated as set forth below.

This Amendment also includes the filing of new Exhibits 31.1 and 31.2.  Except as described above, no other changes were made to the Original 10-K.

PART III

Item 14.  Principal Accountant Fees and Services.

WithumSmith+Brown, PC served as our independent registered public accounting firm for the year ended December 31, 2023.

The following table sets forth all fees accrued or paid to WithumSmith+Brown, PC for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$314,273	$165,620
Audit-Related Fees (2)	$111,772	$59,436
Tax Fees	-	-
All Other Fees	-	-
Total	$426,045	$225,056

(1)
 Audit Fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited consolidated financial statements presented in our Annual Report on Form 10-K and review of consolidated financial statements included in our Form 10-Qs or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-Related Fees consist of assurance and related services rendered in connection with a Registration Statement on Form S-1 and the business combination and related Registration Statement on Form S-4 in fiscal year 2023 and our public offering transaction, and the related Registration Statement on Form S-3 in fiscal year 2022.

Pre-approval Policy.  Under our audit committee’s policy governing our use of the services of our independent registered public accountants, the audit committee is required to pre-approve all audit and permitted non-audit services performed by our independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence.  In the years ended December 31, 2023 and 2022, all fees identified above under the captions “Audit Fees,” and “Audit-Related Fees” that were billed by WithumSmith+Brown, PC were approved by the audit committee in accordance with SEC requirements.

In the year ended December 31, 2023, there were no other professional services provided by WithumSmith+Brown, PC, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of WithumSmith+Brown, PC.

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
N. SCOTT FINE Chief Executive Officer (principal executive officer) Date: April 29, 2024

By:	/s/ Joshua M. Fine
JOSHUA M. FINE Chief Financial Officer (principal financial and accounting officer) Date: April 29, 2024