Form 10-Q
period 2024-03-31
Cyclo Therapeutics, Inc.
filed 2024-05-15
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2024

or

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

☐Yes    ☒ No

As of May 8, 2024 the Company had outstanding 28,615,740 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,995,178	$9,246,592
Accounts receivable, net of allowances of $0 and $10,272, respectively	71,322	122,379
Inventory	242,530	254,352
Prepaid insurance and services	442,838	384,889
Prepaid clinical expenses	2,818,204	2,310,045
Total current assets	6,570,072	12,318,257

FURNITURE AND EQUIPMENT, NET	24,342	38,332

RIGHT-OF-USE LEASE ASSETS, NET	569,476	890,949

TOTAL ASSETS	$7,163,890	$13,247,538

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of lease liabilities	$647,556	$1,010,631
Accounts payable and accrued expenses	5,888,813	7,457,416
Total current liabilities	6,536,369	8,468,047

LONG-TERM LIABILITIES
Lease liabilities, net of current portion	17,507	22,484

Total long-term liabilities	17,507	22,484
Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Common stock, par value $.0001 per share, 250,000,000 shares authorized, 28,614,384 and 28,556,072 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,862	2,856
Additional paid-in capital	88,806,896	88,610,832
Accumulated deficit	(88,199,744)	(83,856,681)
Total stockholders' equity	610,014	4,757,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,163,890	$13,247,538

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

REVENUES
Product sales	$202,450	$152,411

COST OF PRODUCTS SOLD (exclusive of direct and indirect overhead and handling costs)	11,823	10,196
GROSS PROFIT	190,627	142,215

EXPENSES
Personnel	822,481	906,955
Research and development	2,845,483	3,398,167
Repairs and maintenance	2,363	1,252
Professional fees	630,388	482,835
Office and other	892,213	282,375
Board of Director fees and costs	104,398	72,125
Depreciation	2,177	4,819
Freight and shipping	373	819
Loss on disposal of equipment	11,813	-
Total expenses	5,311,689	5,149,347

LOSS FROM OPERATIONS	(5,121,062)	(5,007,132)

OTHER INCOME
Investment and other income, net	237,568	47
Lease income	540,431	-
Total other income, net	777,999	47

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,343,063)	(5,007,085)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,343,063)	$(5,007,085)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED OUTSTANDING	28,585,228	11,003,588

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2023	28,556,072	$2,856	$88,610,832	$(83,856,681)	$4,757,007

Merger recapitalization transaction costs	-	-	(69,281)	-	(69,281)

Stock issued to nonemployees	58,312	6	92,127	-	92,133

Stock-based compensation	-	-	173,218	-	173,218

Net loss	-	-	-	(4,343,063)	(4,343,063)

Balance, March 31, 2024	28,614,384	$2,862	$88,806,896	$(88,199,744)	$610,014

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying pre-funded warrants, net	930,000	93	3,741,790	-	3,741,883

Exercise of warrants	1,141,696	114	-	-	114

Stock-based compensation	-	-	91,668	-	91,668

Net loss	-	-	-	(5,007,085)	(5,007,085)

Balance, March 31, 2023	10,553,544	$1,056	$68,366,532	$(68,806,464)	$(438,876)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,343,063)	$(5,007,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,177	4,819
Loss on disposal of equipment	11,813	-
Stock-based compensation	173,218	91,668
Stock compensation to nonemployees	92,133	-
Increase or decrease in:
Accounts receivable	51,057	(76,233)
Inventory	11,822	9,994
Prepaid clinical expenses	(508,159)	(309,403)
Prepaid insurance and services	(104,528)	(87,503)
Other	-	1,573
Accounts payable and accrued expenses	(1,568,603)	1,001,931
Total adjustments	(1,839,070)	636,846

NET CASH USED IN OPERATING ACTIVITIES	(6,182,133)	(4,370,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of warrants	-	2,407,849
Net proceeds from sale of stock	-	1,334,034
Merger transaction costs	(69,281)	-
Exercise of warrants	-	114
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(69,281)	3,741,997

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,251,414)	(628,242)

CASH AND CASH EQUIVALENTS, beginning of period	9,246,592	1,543,418

CASH AND CASH EQUIVALENTS, end of period	$2,995,178	$915,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$756	$1,730

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The information presented herein as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited.

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

On December 27, 2023, the Company completed a strategic combination pursuant to that certain Agreement and Plan of Merger, dated as of September 21, 2023, by and among the Company, Cameo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub”), and Applied Molecular Transport Inc., a Delaware corporation ("AMTI”), providing for the merger of Merger Sub with and into AMTI, with AMTI surviving the merger as a wholly-owned subsidiary of the Company (the "Merger”).

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

Going Concern and Liquidity

For the three months ended March 31, 2024, the Company incurred a net loss of approximately $4,343,000. The Company has an accumulated deficit of approximately $88,200,000 at March 31, 2024. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For three months ended March 31, 2024, the Company’s operations used approximately $6,182,000 in cash, and at March 31, 2024, the Company had a cash balance of approximately $2,995,000 and working capital of approximately $34,000. We will need to raise additional capital in the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization.

We intend to continue to raise such capital through the sale of equity securities from time to time, the issuance of debt securities, the sale or licensing of existing assets or assets in development, or from other non-dilutive funding mechanisms. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, and/or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Our condensed consolidated financial statements for the three months ended March 31, 2024, were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. Various factors including our overall business performance and market conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of the more significant accounting policies of the Company that affect the accompanying condensed consolidated financial statements:

(a) BASIS OF PRESENTATION––The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q, including these notes, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and these notes, have been prepared in accordance with Generally Accepted Accounting Principles and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(b) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of approximately $2,995,000 at March 31, 2024.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company determined an allowance for credit losses was not necessary as of March 31, 2024. The allowance for credit losses at December 31, 2023 approximated $10,000.

The Company develops and documents its allowance for credit losses on its trade receivables based on one portfolio segment: domestic customers. The determination of portfolio segments is based primarily on the customers’ geographical location. Our quantitative allowance for credit loss estimates was determined using the method that uses an aging schedule. The Company also considers qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.

(d) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of March 31, 2024 and December 31, 2023.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(e) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our active pharmaceutical ingredients and other raw materials for our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

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

(g) LEASES––The Company leases office and warehouse space. The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms. Operating leases are included in right-of-use ("ROU") lease assets and lease liabilities on the Company’s condensed consolidated balance sheets. The Company subleases office space under one existing lease to a third party. Sublease income is reported as other income in the condensed consolidated statements of operations.

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

Product revenues

The majority of our revenue is garnered in North America from companies in the pharmaceutical industry that are manufacturing or conducting research with our fine chemical products. In other countries, we sell our products primarily to wholesale distributors and other third-party distribution partners.

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

For additional information on our revenues, please read Note 3, Revenues, to these condensed consolidated financial statements.

(i) SHIPPING AND HANDLING FEES––Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(j) ADVERTISING––Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(k) RESEARCH AND DEVELOPMENT COSTS––Research and development costs are expensed as incurred. The Company records amounts paid in advance of the service being rendered as a prepaid asset, and the expense recognized when the service is performed. Research and development costs are primarily comprised of materials used in our clinical trials, personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors and are realized in the ordinary course of business.

(l) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2024 and December 31, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

(m) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 15,686,916 and 7,419,760 shares of common stock were antidilutive for the three months ended March 31, 2024 and 2023, respectively. Additionally, outstanding options to purchase 899,820 and 771,527 shares of common stock were antidilutive for the three months ended March 31, 2024 and 2023, respectively.

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

(o) FAIR VALUE MEASUREMENTS AND DISCLOSURES––Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

As of March 31, 2024 and December 31, 2023, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets. Money market funds were recorded within cash and cash equivalents. The following table present money market funds at their level within the fair value hierarchy for the periods indicated.

	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$1,426,264	$-	$-	$1,426,264
Total		$1,426,264	$-	$-	$1,426,264
December 31, 2023
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$4,792,338	$-	$-	$4,792,338
Total		$4,792,338	$-	$-	$4,792,338

(p) USE OF ESTIMATES––The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation, warrant liability valuation, fair value of warrants issued, assumed liabilities, and allowance for credit losses. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(q) RECENT ACCOUNTING PRONOUNCEMENTS––

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have on the condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures,”  which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company is currently evaluating the effect this new guidance will have on its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASU 2022-03”) which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance as of January 1, 2024, and it did not have a material impact on its condensed consolidated financial statements.

(r) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and, if not, meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at March 31, 2024 and December 31, 2023.

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

Revenues by product are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Trappsol® HPB	$198,653	$85,984
Trappsol® Fine Chemical	3,039	56,623
Aquaplex®	94	9,804
Other	664	-
Total revenues	$202,450	$152,411

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) MAJOR CUSTOMERS AND SUPPLIERS:

For the three months ended March 31, 2024, two major customers accounted for 88% of total revenues. Accounts receivable for these major customers represent 58% of total accounts receivable at March 31, 2024. Accounts receivable balances for three customers accounted for 97% of total accounts receivable at March 31, 2024. For the three months ended March 31, 2023, three major customers accounted for 76% of total revenues. Accounts receivable for these major customers represent 87% of total accounts receivable at March 31, 2023. Accounts receivable balances for three customers accounted for 87% of total accounts receivable at March 31, 2023.

The Company purchases inventory primarily from four vendors; however, the Company believes it can maintain purchases at similar levels through other readily available vendors in the marketplace. The Company maintains vendors both domestically and internationally. For the three months ended March 31, 2024, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the three months ended March 31, 2023 the product mix of our revenues consisted of 94% basic natural and chemically modified cyclodextrins and 6% cyclodextrin complexes.

(5) CONCENTRATIONS OF CREDIT RISK:

Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of purchase. Credit risk related to cash and cash equivalents is based on the creditworthiness of the financial institutions at which these funds are held. The Company has cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. To reduce its risk associated with the failure of such financial institutions, the Company evaluates the rating of the financial institutions in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the Federal Deposit Insurance Corporation protection limits.

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$3,670,646	$4,856,530
Accrued bonus compensation	996,161	1,590,776
Accrued board expense	102,125	92,110
Sub-lease deposit liability	243,742	243,742
Merger liabilities	487,342	487,402
Other	388,797	186,856
Total accounts payable and accrued expenses	$5,888,813	$7,457,416

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) LEASES:

The Company entered into an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term. This lease replaced an existing operating lease which expired in January 2023. The Company also assumed an operating lease for office space which is being subleased to a third party. The lease and sublease agreement expire in August 2024.

Right-of-use lease assets are recorded net of accumulated amortization of $321,472 and $17,242 as of March 31, 2024 and December 31, 2023, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense was $527,417 and $9,535 for the three months ended March 31, 2024 and 2023, respectively.

(8) EQUITY TRANSACTIONS:

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” on our condensed consolidated statement of operations. In the three months ended March 31, 2024, the Company recognized compensation expense of $92,100 to board members and issued 58,312 shares of common stock to board members with a value of $92,133, at the time of issuance, with respect to which compensation expense has been accrued as of December 31, 2023. In the three months ended March 31, 2023, the Company recognized compensation expense to board members of $30,800. The Company did not issue any shares to board members or employees during the three months ended March 31, 2024 and 2023.

(9) INCOME TAXES:

The Company reported a net loss for the three months ended March 31, 2024 and 2023. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(10) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2024, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021 , the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986 , or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of March 31, 2024 , we had awarded 455,149 shares of common stock and granted options to purchase 792,100 shares of common stock under the 2021 Plan, with 1,752,751 shares of common stock remaining available for future awards. During the three months ended March 31, 2024, the Company did not grant any options.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
	2024	2023
Numerator
Net loss	$(4,343,063)	$(5,007,085)
Denominator	28,585,228	11,003,588
Weighted-average common shares outstanding, basic and diluted	$(0.15)	$(0.46)

The Company reported a net loss for the three months ended March 31, 2024 and 2023, therefore, the basic and diluted net loss per share are the same in the respective periods because of the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2024	2023
Stock options	899,820	771,527
Warrants	15,686,916	7,419,760

(12) PURCHASE COMMITMENTS:

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase the minimum amounts of goods used in its normal operations based on completion of certain milestones. The first milestone was met during the first quarter of 2023, and $980,000 of goods were purchased and received. In the second quarter of 2023, the Company was invoiced for the second milestone, and began to receive product during the first quarter of 2024. Future annual minimum purchases remaining under the agreement are $980,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

On January 2024, we received a notice of allowance of our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office ("USPTO”) regarding our Patent Application No. 17/289,137 "Methods of Treating Alzheimer’s Disease.”

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

Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

We reported a net loss of approximately $4,343,000 for the three months ended March 31, 2024, compared to a net loss of approximately $5,007,000 for the three months ended March 31, 2023.

Total revenues for the three month period ended March 31, 2024, increased 33% to approximately $202,000 compared to approximately $152,000 for the same period in 2023. Our change in the mix of our product sales for the three months ended March 31, 2024 and 2023 is as follows:

Trappsol® HPB

Our sales of Trappsol® HPB increased by 131% for the three month period ended March 31, 2024, to approximately $199,000 from approximately $86,000 for the three months ended March 31, 2023.

Trappsol® other products

Our sales of other Trappsol® products increased by 33% for the three month period ended March 31, 2024, to approximately $4,000 from approximately $3,000 for the three months ended March 31, 2023.

Aquaplex®

Our sales of Aquaplex® for the three month period ended March 31, 2024, were approximately $100, as compared to sales of Aquaplex® for the three months ended March 31, 2023 of approximately $10,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the three months ended March 31, 2024, our two largest customers accounted for 88% of our sales; the largest accounted for 47% of sales. During the three months ended March 31, 2023, our three largest customers accounted for 76% of our sales; the largest accounted for 25% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended March 31, 2024 increased 20% to approximately $12,000 from approximately $10,000 for the same period in 2023. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 6% for the three months ended March 31, 2024 and 7% for the three months ended March 31, 2023. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2023 or the first three months of 2024.

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

Personnel expenses increased by 9%, to approximately $822,000 for the three months ended March 31, 2024 from approximately $907,000 for the three months ended March 31, 2023. The increase in personnel expenses is primarily due to an increase in stock compensation expense. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses decreased 16% to approximately $2,845,000 for the three months ended March 31, 2024, from approximately $3,398,000 for the three months ended March 31, 2023. Research and development expenses as a percentage of our total operating expenses decreased to 52% for the three months ended March 31, 2024 from 66% for the three months ended March 31, 2023. The decrease in research and development expense resulted from the reduction of spending related to the Alzheimer’s program and adjustments to research and development personnel cost allocations as projects progress to clinical trials.

Professional fees increased 30% to approximately $630,000 for the three months ended March 31, 2024, compared to approximately $483,000 for the three months ended March 31, 2023. Professional fees may continue to increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 216% to approximately $892,000 for the three months ended March 31, 2024, compared to approximately $282,000 for the three months ended March 31, 2023. The increase is attributable to lease expense for a lease assumed in December 2023. The lease expense is offset by sublease income.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $2,995,000 as of March 31, 2024, compared to approximately $9,247,000 as of December 31, 2023. We had working capital of approximately $34,000 as of March 31, 2024, compared to positive working capital of approximately $3,850,000 at December 31, 2023. Cash used in operations was approximately $6,182,000 for the three months ended March 31, 2024, compared to approximately $4,370,000 for the same period in 2023.

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

Our condensed consolidated financial statements for the three months ended March 31, 2024 and the consolidated financial statements for the year ended December 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity financing as noted above. As stated above, various factors including our overall business performance and market conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2023, we had approximately $49,807,000 in net state and federal operating loss carryforwards expiring from 2024 through 2037, including $41,409,000 that will not expire, that can be used to offset our current and future taxable net income and reduce our income tax liabilities. We experienced an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code during the year ended December 31, 2023. As a result of the “ownership change” we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date. We have not performed an analysis to determine such limitations. We have provided a 100% valuation allowance on our deferred tax asset based on our expected future expenses related to our clinical trials and other development initiatives.

We had no off-balance sheet arrangements as of March 31, 2024.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $6,182,000 for the three month period ended March 31, 2024, compared to approximately $4,370,000 for the three month period ended March 31, 2023. The increase in net cash used in operating activities was primarily due to the increase activities for our clinical trials.

Investment Activities

The Company had no net cash provided by or used in investing activities for the three month periods ended March 31, 2024 and March 31, 2023.

Financing Activities

Net cash used in financing activities was approximately $69,000 for the three month period ended March 31, 2024, compared to net cash provided by financing activities of approximately $3,742,000 for the three month period ended March 31, 2023. The increase in net cash used in financing activities was due to approximately $69,000 of transaction costs related to the Merger. During the three month period ended March 31, 2023, approximately $3,742,000 of proceeds was received from the sale of common stock and pre-funded warrants.

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

There were no significant changes to our critical accounting policies during the quarter ended March 31, 2024. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

c. Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting. We are now taking actions to remediate the material weakness, which may result in changes in our internal control over financial reporting in subsequent periods.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is available at www.sec.gov and on our website at www.cyclotherapeutics.com. Any of the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2024, the Company issued an aggregate of 58,312 fully vested shares of its common stock to its non-employee directors in lieu of cash compensation.  These grants reflect director compensation for the fourth quarter of 2023.  The number of shares received in lieu of cash was calculated based on the closing price of the Company’s common stock on February 15, 2024 which was  $1.58 per share.   The shares of common stock issued to the non-employee directors contain a Rule 144 restrictive legend and are exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

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

CYCLO THERAPEUTICS, INC.

Date: May 15, 2024	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: May 15, 2024	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)