Form 10-Q
period 2024-06-30
Cyclo Therapeutics, Inc.
filed 2024-08-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2024

or

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

As of August 13, 2024 the Company had outstanding 28,696,028 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,121,812	$9,246,592
Accounts receivable, net of allowances of $0 and $10,272, respectively	83,737	122,379
Inventory	241,028	254,352
Prepaid insurance and services	215,689	384,889
Prepaid clinical expenses	2,788,166	2,310,045
Total current assets	4,450,432	12,318,257

FURNITURE AND EQUIPMENT, NET	22,165	38,332

RIGHT-OF-USE LEASE ASSETS, NET	245,552	890,949

TOTAL ASSETS	$4,718,149	$13,247,538

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liabilities	$273,509	$1,010,631
Convertible note payable	2,711,000	-
Accounts payable and accrued expenses	6,844,012	7,457,416
Total current liabilities	9,828,521	8,468,047

LONG-TERM LIABILITIES
Lease liabilities, net of current portion	12,376	22,484

Total long-term liabilities	12,376	22,484
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Common stock, par value $.0001 per share, 250,000,000 shares authorized, 28,696,028 and 28,556,072 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,870	2,856
Additional paid-in capital	89,055,380	88,610,832
Accumulated deficit	(94,180,998)	(83,856,681)
Total stockholders' equity (deficit)	(5,122,748)	4,757,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$4,718,149	$13,247,538

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES
Product sales	$123,104	$117,118	$325,554	$269,529
COst OF goods SOLD (exclusive of direct and indirect overhead and handling costs)	13,381	19,909	25,204	30,105
GROSS PROFIT	109,723	97,209	300,350	239,424

EXPENSES
Personnel	915,569	784,867	1,738,050	1,691,822
Research and development	3,491,800	3,170,199	6,337,283	6,568,366
Repairs and maintenance	7,964	7,063	10,327	8,315
Professional fees	387,443	414,402	1,017,831	897,237
Office and other	828,578	272,940	1,720,791	555,315
Board of Director fees and costs	111,382	75,458	215,780	147,583
Depreciation	2,177	4,819	4,354	9,638
Freight and shipping	501	403	874	1,222
Loss on disposal of equipment	-	-	11,813	-
Total expenses	5,745,414	4,730,151	11,057,103	9,879,498

LOSS FROM OPERATIONS	(5,635,691)	(4,632,942)	(10,756,753)	(9,640,074)

OTHER INCOME (EXPENSE)
Investment and other income (expense), net	(195,877)	(3,513)	41,691	(3,466)
Lease income	561,314	-	1,101,745	-
Loss on change in fair value of convertible promissory note	(711,000)	-	(711,000)	-
Total other income (expense), net	(345,563)	(3,513)	432,436	(3,466)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,981,254)	(4,636,455)	(10,324,317)	(9,643,540)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,981,254)	$(4,636,455)	$(10,324,317)	$(9,643,540)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.33)	$(0.36)	$(0.77)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED OUTSTANDING	28,638,878	14,042,214	28,612,377	12,537,394

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 and 2023

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, March 31, 2024	28,614,384	$2,862	$88,806,896	$(88,199,744)	$610,014

Merger recapitalization transaction costs	-	-	(25,234)	-	(25,234)

Stock issued to nonemployees	81,644	8	104,496	-	104,504

Stock-based compensation	-	-	169,222	-	169,222
		-
Net loss	-	-	-	(5,981,254)	(5,981,254)

Balance, June 30, 2024	28,696,028	$2,870	$89,055,380	$(94,180,998)	$(5,122,748)

Balance, March 31, 2023	10,553,544	$1,056	$68,366,532	$(68,806,464)	$(438,876)

Sale of common stock	4,077,853	407	3,404,599	-	3,405,006

Exercise of warrants	537,000	54	-	-	54

Stock issued to nonemployees	140,052	14	144,240	-	144,254

Stock based compensation	-	-	41,182	-	41,182

Net loss	-	-	-	(4,636,455)	(4,636,455)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2023	28,556,072	$2,856	$88,610,832	$(83,856,681)	$4,757,007

Merger recapitalization transaction costs	-	-	(94,515)	-	(94,515)

Stock issued to nonemployees	139,956	14	196,623	-	196,637

Stock-based compensation	-	-	342,440	-	342,440

Net loss	-	-	-	(10,324,317)	(10,324,317)

Balance, June 30, 2024	28,696,028	$2,870	$89,055,380	$(94,180,998)	$(5,122,748)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying warrants, net	5,007,853	500	7,146,389	-	7,146,889

Exercise of warrants	1,678,696	168	-	-	168

Stock issued to nonemployees	140,052	14	144,240	-	144,254

Stock based compensation	-	-	132,850	-	132,850

Net loss	-	-	-	(9,643,540)	(9,643,540)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,324,317)	$(9,643,540)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,354	9,638
Loss on disposal of equipment	11,813	-
Stock-based compensation	342,440	132,850
Stock compensation to nonemployees	196,637	144 254
Loss on change in fair value of convertible promissory note	711,000	-
Increase or decrease in:
Accounts receivable	38,642	(33,400)
Inventory	13,324	17,848
Prepaid clinical expenses	(478,121)	(1,010,664)
Prepaid insurance and services	67,367	(65,087)
Other	-	1,728
Accounts payable and accrued expenses	(613,404)	2,597,428
Total adjustments	(294,052)	1,794,595

NET CASH USED IN OPERATING ACTIVITIES	(10,030,265)	(7,848,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of warrants	-	2,917,581
Net proceeds from sale of stock	-	4,229,308
Merger transaction costs	(94,515)
Exercise of warrants	-	168
Net proceeds from issuance of convertible note	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,905,485	7,147,057

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,124,780)	(701,888)

CASH AND CASH EQUIVALENTS, beginning of period	9,246,592	1,543,418

CASH AND CASH EQUIVALENTS, end of period	$1,121,812	$841,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,517	$5,466

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information presented herein as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited.

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020, we announced top line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

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

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (“NDA”) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC. In May 2024, we enrolled the last of the 104 patients in the Phase III study.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  ORGANIZATION AND DESCRIPTION OF BUSINESS: (CONTINUED)

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. After 18 months of treatment in this geriatric patient with late-onset disease, the disease was stabilized and the drug was well tolerated. The patient also exhibited signs of improvement with less volatility and shorter latency in word-finding. We prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, and patient dosing began in the first quarter of 2023. In July 2024 we received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

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

Going Concern and Liquidity

For the three and six months ended June 30, 2024, the Company incurred a net loss of $5,981,254 and $10,324,317, respectively. The Company has an accumulated deficit of $94,180,998 at June 30, 2024. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For the six months ended June 30, 2024, the Company’s operations used $10,030,265 in cash and, at June 30, 2024, the Company had a cash balance of $1,121,812 and negative working capital of $5,378,089. We will need to raise additional capital in the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization.

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2024, were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity or debt financing as noted above. Various factors including our overall business performance and market conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(b) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $1,121,812 at June 30, 2024.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company determined an allowance for credit losses was not necessary as of June 30, 2024. The allowance for credit losses at December 31, 2023 approximated $10,000.

The Company develops and documents its allowance for credit losses on its trade receivables based on portfolio segments, which include domestic and international customers. The determination of portfolio segments is based primarily on the customers’ geographical location. Our quantitative allowance for credit loss estimates was determined using the method that uses an aging schedule. The Company also considers qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.

(d) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of June 30, 2024 and December 31, 2023.

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

(l) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2024 and December 31, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

(m) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 15,686,916 shares of common stock were antidilutive for the three and six months ended June 30, 2024, and warrants to purchase 11,411,813 and 7,419,760 shares of common stock were antidilutive for the three and six months ended June 30, 2023, respectively. Additionally, outstanding options to purchase 1,779,161 shares of common stock were antidilutive for the three and six months ended June 30, 2024 and outstanding options to purchase 801,861 shares of common stock were antidilutive for the three and six months ended June 30, 2023 and therefore are also excluded.

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

As of June 30, 2024, money market funds and a convertible note payable were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets. Money market funds were recorded within cash and cash equivalents. We classified the convertible note payable as a Level 3 fair value measurement and used the Black-Scholes model to calculate the fair value as of June 11, 2024, and for each reporting period. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the convertible note payable, risk free interest rates and dividend yields. The following table presents money market funds and the convertible note payable at their level within the fair value hierarchy for the periods indicated. As of December 31, 2023, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets.

	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$30,165	$-	$-	$30,165

Liabilities:
Convertible note payable (Note 7)	Level 3	2,000,000	-	711,000
Total		$2,030,165	$-	$711,000	$2,741,165
December 31, 2023
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$4,792,338	$-	$-	$4,792,338

Liabilities:
Convertible note payable (Note 7)	Level 3	-	-	-	-
Total		$4,792,338	$-	$-	$4,792,338

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

The range of key inputs for the Black-Scholes simulation related to the convertible note payable for the three months ended June 30, 2024, were as follows:

Key Inputs	June 30, 2024
Stock Price	$1.24	–	$1.27
Term (years)	0.29	–	0.37
Risk-Free	5.27	–	5.31
Volatility	63%	-	66%
Dividend yield		-

Convertible Note Payable

The following table sets forth a summary of the changes in the fair value of our convertible note payable categorized within Level 3 of the fair value hierarchy:

Balance as of December 31, 2023	$-
Issuance of Convertible Note	2,000,000
Change in fair value of Note	711,000
Balance as of June 30, 2024	$2,711,000

(p) USE OF ESTIMATES––The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation, fair value of convertible note issued, warrant liability valuation, fair value of warrants issued, assumed liabilities, and allowance for credit losses. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosures.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” ("ASU 2022-03”) which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance as of January 1, 2024, and it did not have a material impact on its condensed consolidated financial statements.

(r) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at June 30, 2024 and December 31, 2023.

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

Revenues by product are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023
Trappsol® HPB	$20,951	$57,244	$219,604	$143,228
Trappsol® Fine Chemical	100,900	59,816	103,939	116,439
Aquaplex®	470	58	564	9,862
Other	783	-	1,447	-
Total revenues	$123,104	$117,118	$325,554	$269,529

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  MAJOR CUSTOMERS AND SUPPLIERS:

For the three months ended June 30, 2024, two major customers accounted for 92% of total revenues. For the six months ended June 30, 2024, three major customers accounting for 89% of total revenues. Accounts receivable for these major customers represent 75% of total accounts receivable at June 30, 2024. Accounts receivable balances for three customers accounted for 97% of total accounts receivable at June 30, 2024.

For the three months ended June 30, 2023, two major customers accounted for 86% of total revenues. For the six months ended June 30, 2023, three major customers accounting for 71% of total revenues. Accounts receivable for these major customers represent 50% of total accounts receivable at June 30, 2023. Accounts receivable balances for three customers accounted for 99% of total accounts receivable at June 30, 2023.

The Company purchases inventory primarily from four vendors; however, the Company believes it can maintain purchases at similar levels through other readily available vendors in the marketplace. The Company maintains vendors both domestically and internationally.

For the three and six months ended June 30, 2024, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins. For the six months ended June 30, 2023, the product mix of our revenues consisted of 96% basic natural and chemically modified cyclodextrins and 4% cyclodextrin complexes. For the three months ended June 30, 2023, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins.

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

The Company extends credit to customers in the normal course of business. Concentrations of credit risk with respect to accounts receivable exist to the full extent of amounts presented in the condensed consolidated financial statements. The Company does not require collateral from its customers to secure accounts receivable.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$3,859,822	$4,856,530
Accrued bonus compensation	1,201,459	1,590,776
Accrued board expense	102,110	92,110
Sub-lease deposit liability	243,724	243,742
Merger liabilities	1,040,586	487,402
Other	396,311	186,856
Total accounts payable and accrued expenses	$6,844,012	$7,457,416

(7)  CONVERTIBLE NOTES PAYABLE:

On June 11, 2024, the Company entered into a Note Purchase Agreement (the “Initial NPA”) with Rafael Holdings, Inc., a Delaware corporation (“Rafael”), the holder of approximately 31.5% of our common stock, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $2,000,000.00 (the “June Note”) to Rafael. On July 16, 2024, the Company entered into an Amended and Restated Note Purchase Agreement (the “Amended NPA”) with Rafael, which amended and restated the Initial NPA in its entirety, pursuant to which the Company issued and sold a second convertible promissory note in the principal amount of $2,000,000 (the “July Note,” [and together with the June Note, the “Notes,” and each a “Note”]) to Rafael. Each Note matures on November 11, 2024 and bears interest at a rate of 5% per annum, payable upon maturity. Each Note may be prepaid by the Company in full at any time. The principal amount of each Note is convertible into shares of our common stock, prior to the repayment of such Note, at the option of Rafael; automatically if the Company enters into a Qualified Financing (as defined) and at the option of Rafael if a Sale Transaction (as defined) occurs prior to repayment of such Note, all at the price and on the terms and conditions set forth in such Note. Upon the occurrence of an Event of Default (as defined) under any Note, including the failure of the Company to pay the principal or interest under any Note, when due, the obligations of the Company under each Note may be accelerated. The Company intends to use the proceeds of the Notes for working capital and general corporate purposes.

Due to these embedded features within the Note, the Company elected to account for the Note and the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the Consolidated Statements of Operations.

Interest expense on the Note totaled $34,521 for the three and six months ended June 30, 2024 and is included in the fair value of the note.

The following table presents the Note as of June 30, 2024:

Balance as of December 31, 2023	$-
Issuance of convertible Note	2,000,000
Change in fair value of Note	711,000
Balance as of June 30, 2024	$2,711,000

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

Right-of-use lease assets are recorded net of accumulated amortization, $661,168 and $17,242 as of June 30, 2024 and December 31, 2023, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the three and six months ended June 30, 2024 was $546,594 and $1,074,011, respectively. Lease expense for the three and six months ended June 30, 2023 was $5,612 and $15,147, respectively.

(9)  EQUITY TRANSACTIONS:

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” and "Research and development" on our condensed consolidated statement of operations.

In the three and six months ended June 30, 2024, the Company recognized compensation expense of $102,110 and $206,637 to board members, in addition to $92,133 of accrued stock compensation as of December 31, 2023 and issued 81,644 and 139,956 shares of common stock to board members in the three and six months ended June 30, 2024. In the three and six months ended June 30, 2023, the Company recognized compensation expense to board members of $82,754 and $113,504, in addition to $30,750 of accrued stock compensation as of December 31, 2022, and issued 140,052 shares of common stock to board members in the three months ended June 30, 2023. The Company did not issue any shares to employees during the three and six months ended June 30, 2024 and 2023.

(10)  INCOME TAXES:

The Company reported a net loss for the three and six months ended June 30, 2024 and 2023. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(11)  EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2024, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of June 30, 2024, we had awarded 536,793 shares of common stock and granted options to purchase 1,671,441 shares of common stock under the 2021 Plan, with 791,766 shares of common stock remaining available for future awards. During the three and six months ended June 30, 2024, the Company granted options to purchase 879,341 shares of common stock under the 2021 Plan. The options granted during the three and six months ended June 30, 2024 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 3.00 to 6.25 years; (ii) risk free interest rate of 4.41%; (iii) expected volatility of 102.97% to 111.25%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the three and six months ended June 30, 2024 ranged from $0.83 to $1.06 per share.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(5,981,254)	$(4,636,455)	$(10,324,317)	$(9,643,540)
Denominator
Weighted-average common shares outstanding, basic and diluted	28,638,878	14,042,214	28,612,377	12,537,394
Net loss per share, basic and diluted	$(0.21)	$(0.36)	$(.36)	$(0.77)

The Company reported a net loss for the three and six months ended June 30, 2024 and 2023, therefore, the basic and diluted net loss per share are the same in the respective periods because the inclusion of potential common shares would have an antidilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Stock options	1,779,161	801,861	1,779,161	801,861
Warrants	15,686,916	11,411,813	15,686,916	11,411,813

(13)  PURCHASE COMMITMENTS:

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

(14)  SUBSEQUENT EVENTS:

On July 16, 2024, the Company entered into the Amended NPA with Rafael, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $2,000,000 to Rafael. For additional information on this convertible promissory note, please read Note 7, Convertible Notes Payable, to these condensed consolidated financial statements.

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

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017, the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020, we announced top line data showing a favorable safety and tolerability profile for Trappsol® Cyclo™ in this study.

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

Additionally, in February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (“NDA”) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC. In May 2024, we enrolled the last of the 104 patients in the Phase III study.

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

On January 2024, we received a notice of allowance of our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office ("USPTO”) regarding our Patent Application No. 17/289,137 "Methods of Treating Alzheimer’s Disease.” In July 2024, we received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

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

Results of Operations – Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

We reported net losses of approximately $5,981,000 and $10,324,000 for the three and six months ended June 30, 2024, compared to net losses of approximately $4,636,000 and $9,644,000 for the three and six months ended June 30, 2023.

Total revenues for the three month period ended June 30, 2024 increased 5% to approximately $123,000, compared to approximately $117,000 for the same period in 2023. Total revenues for the six month period ended June 30, 2024 increased 21% to approximately $326,000, compared to approximately $270,000 for the same period in 2023. Our change in the mix of our product sales for the three and six months ended June 30, 2024 and 2023 is as follows:

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 63% for the three month period ended June 30, 2024 to approximately $21,000, compared to approximately $57,000 for the three months ended June 30, 2023. Our sales of Trappsol® HPB increased by 54% for the six month period ended June 30, 2024 to approximately $220,000. compared to approximately $143,000 for the six months ended June 30, 2023.

Trappsol® other products

Our sales of other Trappsol® products increased by 68% for the three month period ended June 30, 2024 to approximately $101,000. compared to approximately $60,000 for the three months ended June 30, 2023. Our sales of other Trappsol® products decreased by 10% for the six month period ended June 30, 2024 to approximately $104,000, compared to approximately $116,000 for the six months ended June 30, 2023.

Aquaplex®

Our sales of Aquaplex® for the three month period ended June 30, 2024 were approximately $500, as compared to sales of Aquaplex® for the three months ended June 30, 2023 of approximately $100. Our sales of Aquaplex® for the six month period ended June 30, 2024 were approximately $600, as compared to sales of Aquaplex® for the six months ended June 30, 2023 of approximately $10,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the six months ended June 30, 2024, our three largest customers accounted for 89% of our sales; the largest accounted for 33% of sales. During the six months ended June 30, 2023, our three largest customers accounted for 71% of our sales; the largest accounted for 37% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended June 30, 2024 decreased 35% to approximately $13,000. compared to approximately $20,000 for the same period in 2023. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the six month period ended June 30, 2024 decreased 17% to approximately $25,000, compared to approximately $30,000 for the same period in 2023. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 8% for the six months ended June 30, 2024 and 11% for the six months ended June 30, 2023. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2023 or the first six months of 2024.

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

Personnel expenses increased by 17% to approximately $916,000 for the three months ended June 30, 2024. compared to approximately $785,000 for the three months ended June 30, 2023. Personnel expenses increased by 3% to approximately $1,738,000 for the six months ended June 30, 2024. compared to approximately $1,692,000 for the six months ended June 30, 2023. The increase in personnel expenses is primarily due to an increase in stock compensation expense. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 10% to approximately $3,492,000 for the three months ended June 30, 2024, compared to approximately $3,170,000 for the three months ended June 30, 2023. Research and development expenses decreased 4% to approximately $6,337,000 for the six months ended June 30, 2024, compared to approximately $6,568,000 for the six months ended June 30, 2023. Research and development expenses as a percentage of our total operating expenses decreased to 57% for the six months ended June 30, 2024 from 66% for the six months ended June 30, 2023. The overall decrease in research and development expense resulted from the reduction of spending related to the Alzheimer’s program and adjustments to research and development personnel cost allocations as projects progress to clinical trials.

Professional fees decreased 7% to approximately $387,000 for the three months ended June 30, 2024, compared to approximately $414,000 for the three months ended June 30, 2023. Professional fees increased 13% to approximately $1,018,000 for the six months ended June 30, 2024, compared to approximately $897,000 for the six months ended June 30, 2023. Professional fees may increase in the future due to new initiatives in raising capital and the continuation of product development.

Office and other expenses increased 204% to approximately $829,000 for the three months ended June 30, 2024, compared to approximately $273,000 for the three months ended June 30, 2023. Office and other expenses increased 210% to approximately $1,721,000 for the six months ended June 30, 2024, compared to approximately $555,000 for the six months ended June 30, 2023. The increase is attributable to lease expense for a lease assumed in December 2023. The lease expense is offset by sublease income.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three or six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our cash decreased to approximately $1,122,000 as of June 30, 2024, compared to approximately $9,247,000 as of December 31, 2023. We had negative working capital of approximately $5,378,000 as of June 30, 2024, compared to positive working capital of approximately $3,850,000 at December 31, 2023. Cash used in operations was approximately $10,030,000 for the six months ended June 30, 2024, compared to approximately $7,849,000 for the same period in 2023.

The Company has continued to realize losses from operations. As a result of our recent note financings, we have had sufficient cash to meet our ongoing operating costs and capital expenditure requirements. We will need to raise additional capital  through the sale of our securities or the entering into of alternative transactions in order to support our ongoing operations and continue our clinical trials. These activities are necessary to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance, market conditions and our ability to identify strategic partners. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our condensed consolidated financial statements for the six months ended June 30, 2024 and the consolidated financial statements for the year ended December 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity or debt financing or an alternative transaction as noted above. As stated above, various factors including our overall business performance, market conditions and the ability to identify strategic partners raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We had no off-balance sheet arrangements as of June 30, 2024.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $10,030,000 for the six month period ended June 30, 2024, compared to net cash used in operating activities of approximately $7,849,000 for the six month period ended June 30, 2023. The increase in net cash used in operating activities was primarily due to the increased activities for our clinical trials and on-going operational expenses.

Investment Activities

The Company had no net cash provided by or used in investing activities for the six month periods ended June 30, 2024 and June 30, 2023.

Financing Activities

Net cash provided by financing activities was approximately $1,905,000 for the six month period ended June 30, 2024, compared to net cash provided by financing activities of approximately $7,147,000 for the six month period ended June 30, 2023. The decrease in net cash provided by financing activities is attributable to proceeds from the sale of warrants and stock during the six month period ended June 30, 2023 that did not occur during the six month period ended June 30, 2024. In June 2024, the Company received proceeds of $2 million from a convertible note payable.

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

There were no significant changes to our critical accounting policies during the quarter ended June 30, 2024. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

b. Material Weakness over Complex Equity Instruments

During the preparation of our interim condensed consolidated financial statements for the period ended March 31, 2023, we identified a material weakness in our internal controls relating to the accounting of complex equity instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the controls related to the evaluation of the appropriate accounting classification of warrants as equity.

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

c. Changes in Internal Control.

We made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting. We are now taking actions to remediate the material weakness identified above, which may result in changes in our internal control over financial reporting in subsequent periods.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable. We are not currently involved in any litigation, nor to our knowledge is any litigation threatened against us, the outcome of which would, in our judgment based on information currently available to us, have a material adverse effect on our financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2024, the Company issued an aggregate of 81,644 fully vested shares of its common stock to its non-employee directors in lieu of cash compensation. These grants reflect director compensation for the first quarter of 2024. The number of shares received in lieu of cash was calculated based on the closing price of the Company’s common stock on June 3, 2024 which was $1.28 per share. The shares of common stock issued to the non-employee directors contain a Rule 144 restrictive legend and are exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

3.1

Articles of Incorporation of Cyclo Therapeutics, Inc., a Nevada corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2024)

3.2	Bylaws of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2020)

10.1

Convertible Promissory Note dated June 11, 2024 payable to Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024)

10.2

Amended and Restated Note Purchase Agreement dated as of July 16, 2024 by and among Cyclo Therapeutics, Inc. and Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024) [Note to Draft: If third convertible note is entered into with Rafael prior to filing of this 10-Q, this exhibit should be replaced with the Second Amended and Restated Note Purchase Agreement.]

10.3

Convertible Promissory Note dated July 16, 2024 payable to Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024)

[10.4]

[Convertible Promissory Note dated August [●], 2024 payable to Rafael Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August [●], 2024)] [[Note to Draft: Exhibit to be included if entered into prior to the filing of this 10-Q.]

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

CYCLO THERAPEUTICS, INC.

Date: August 15, 2024	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: August 15, 2024	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)