Form 10-Q
period 2024-09-30
Cyclo Therapeutics, Inc.
filed 2024-11-14
CIK 922247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2024

or

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

☐Yes ☒ No

As of November 12, 2024, the Company had outstanding 28,768,055 shares of its common stock.

CYCLO THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$928,010	$9,246,592
Accounts receivable, net of allowances of $0 and $10,272, respectively	187,682	122,379
Inventory	236,110	254,352
Prepaid insurance and services	177,836	384,889
Prepaid clinical expenses	1,726,970	2,310,045
Total current assets	3,256,608	12,318,257

FURNITURE AND EQUIPMENT, NET	19,988	38,332

RIGHT-OF-USE LEASE ASSETS, NET	26,636	890,949

NON-CURRENT PREPAID CLINICAL EXPENSES	1,950,670	-

TOTAL ASSETS	$5,253,902	$13,247,538

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of lease liabilities	$20,116	$1,010,631
Convertible note payable	12,178,000	-
Accounts payable and accrued expenses	6,521,983	7,457,416
Total current liabilities	18,720,099	8,468,047

LONG-TERM LIABILITIES
Lease liabilities, net of current portion	7,143	22,484
Total long-term liabilities	7,143	22,484
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 0 outstanding	-	-
Common stock, par value $.0001 per share, 250,000,000 shares authorized, 28,768,055 and 28,556,072 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,877	2,856
Additional paid-in capital	89,537,725	88,610,832
Accumulated deficit	(103,013,942)	(83,856,681)
Total stockholders' equity (deficit)	(13,473,340)	4,757,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)	$5,253,902	$13,247,538

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES
Product sales	$233,772	$495,477	$559,326	$765,006
Cost of goods sold (exclusive of direct and indirect overhead and handling costs)	16,798	38,767	42,002	68,872
GROSS PROFIT	216,974	456,710	517,324	696,134

EXPENSES
Personnel	843,157	834,878	2,581,207	2,526,700
Research and development	5,492,844	3,469,067	11,830,127	10,037,433
Repairs and maintenance	3,495	847	13,822	9,162
Professional fees	1,412,432	597,095	2,430,263	1,494,332
Office and other	640,590	220,607	2,361,381	775,922
Board of Director fees and costs	111,281	95,560	327,061	243,143
Depreciation	2,177	4,819	6,531	14,457
Freight and shipping	441	1,297	1,315	2,519
Loss on disposal of equipment	-	-	11,813	-
Total expenses	8,506,417	5,224,170	19,563,520	15,103,668

LOSS FROM OPERATIONS	(8,289,443)	(4,767,460)	(19,046,196)	(14,407,534)

OTHER INCOME (EXPENSE)
Investment and other income (expense), net	549,621	(3,893)	591,312	(7,359)
Lease income	373,878	-	1,475,623	-
Loss on change in fair value of convertible promissory note	(1,467,000)	-	(2,178,000)	-
Total other income (expense), net	(543,501)	(3,893)	(111,065)	(7,359)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,832,944)	(4,771,353)	(19,157,261)	(14,414,893)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,832,944)	$(4,771,353)	$(19,157,261)	$(14,414,893)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.31)	$(0.29)	$(0.67)	$(1.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC AND DILUTED OUTSTANDING	28,729,641	16,191,723	28,674,910	14,394,920

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(Unaudited)

	Common Stock				Total
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, June 30, 2024	28,696,028	$2,870	$89,055,380	$(94,180,998)	$(5,122,748)

Merger recapitalization transaction costs	-	-	(1,396)	-	(1,396)

Adjustment to merger recapitalization liability	-	-	214,169	-	214,169

Stock issued to nonemployees	72,027	7	90,747		90,754

Stock-based compensation	-	-	178,825	-	178,825

Net loss	-	-	-	(8,832,944)	(8,832,944)

Balance, September 30, 2024	28,768,055	$2,877	$89,537,725	$(103,013,942)	$(13,473,340)

Balance, June 30, 2023	15,308,449	$1,531	$71,956,553	$(73,442,919)	$(1,484,835)

Sale of common stock	4,000,000	400	4,999,600	-	5,000,000

Exercise of stock options	1,155	-	1,478	-	1,478

Stock issued to nonemployees	55,485	6	75,454	-	75,460

Stock-based compensation	-	-	126,580		126,580

Net loss	-	-	-	(4,771,353)	(4,771,353)

Balance, September 30, 2023	19,365,089	$1,937	$77,159,665	$(78,214,272)	$(1,052,670)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(Unaudited)

	Common Stock				Total
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity Deficit)

Balance, December 31, 2023	28,556,072	$2,856	$88,610,832	$(83,856,681)	$4,757,007

Merger recapitalization transaction costs	-	-	(95,911)	-	(95,911)

Adjustment to merger recapitalization liability	-	-	214,169	-	214,169

Stock issued to nonemployees	211,983	21	287,370	-	287,391

Stock-based compensation	-	-	521,265	-	521,265

Net loss	-	-	-	(19,157,261)	(19,157,261)

Balance, September 30, 2024	28,768,055	$2,877	$89,537,725	$(103,013,942)	$(13,473,340)

Balance, December 31, 2022	8,481,848	$849	$64,533,074	$(63,799,379)	$734,544

Sale of common stock and accompanying warrants, net	9,007,853	900	12,145,989	-	12,146,889

Exercise of warrants	1,678,696	168	-	-	168

Exercise of stock options	1,155	-	1,478	-	1,478

Stock issued to nonemployees	195,537	20	219,694	-	219,714

Stock-based compensation	-	-	259,430	-	259,430

Net loss	-	-	-	(14,414,893)	(14,414,893)

Balance, September 30, 2023	19,365,089	$1,937	$77,159,665	$(78,214,272)	$(1,052,670)

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,157,261)	$(14,414,893)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,531	14,457
Loss on disposal of equipment	11,813	-
Stock-based compensation	521,265	259,430
Stock compensation to nonemployees	287,391	219,714
Loss on change in fair value of convertible promissory note	2,178,000	-
Increase or decrease in:
Accounts receivable, net	(65,303)	(248,769)
Inventory, net	18,242	44,736
Prepaid clinical expenses	(1,367,595)	(841,350)
Prepaid insurance and services	65,510	(49,187)
Other	-	1,883
Accounts payable and accrued expenses	(721,264)	3,123,835
Total adjustments	934,590	2,524,749

NET CASH USED IN OPERATING ACTIVITIES	(18,222,671)	(11,890,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of warrants	-	2,917,581
Net proceeds from sale of stock	-	9,229,308
Merger transaction costs	(95,911)	-
Exercise of stock options	-	1,478
Exercise of warrants	-	168
Net proceeds from issuance of convertible note	10,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,904,089	12,148,535

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,318,582)	258,391

CASH AND CASH EQUIVALENTS, beginning of period	9,246,592	1,543,418

CASH AND CASH EQUIVALENTS, end of period	$928,010	$1,801,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,318	$9,807

See accompanying Notes to Condensed Consolidated Financial Statements.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information presented herein as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited.

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS:

Cyclo Therapeutics, Inc. (the “Company,” “we,” “our” or “us”) was incorporated in August 1990 as a Florida corporation under the name Cyclodextrin Technologies Development, Inc. with operations beginning in July 1992. In conjunction with a restructuring in 2000, we changed our name to CTD Holdings, Inc. We changed our name to Cyclo Therapeutics, Inc. in September 2019 to better reflect our current business and, on November 6, 2020, we reincorporated from the State of Florida to the State of Nevada.

On December 27, 2023, the Company completed a strategic combination pursuant to that certain Agreement and Plan of Merger, dated as of September 21, 2023, by and among the Company, Cameo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub”), and Applied Molecular Transport Inc., a Delaware corporation ("AMTI”), providing for the merger of Merger Sub with and into AMTI, with AMTI surviving the merger as a wholly-owned subsidiary of the Company (the "AMTI Merger”).

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced top line data showing Trappsol® Cyclo™ was well tolerated in this study.

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week Phase I study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the outcome measure in at least two domains of the 17-domain NPC severity scale. We did not conduct a Phase II trial in the U.S. and instead relied on the data obtained from our Phase I/II trial abroad to support the commencement of our Phase III trial in the U.S.

In February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC. In May 2024, we enrolled the last of the 104 patients enrolled in the Phase III study.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS: (CONTINUED)

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. Based on the data collected from this patient combined with the data from our NPC studies, we prepared a synopsis for an early-stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

Proposed Acquisition by Rafael Holdings

On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rafael Holdings, Inc. (“Rafael”), a Delaware corporation; and Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of Rafael (“First Merger Sub”); and Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Rafael (“Second Merger Sub”). Pursuant to the terms of the Merger Agreement, the Rafael, First Merger Sub and the Company will be merged with and into Rafael (the “First Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Rafael. Immediately following the First Merger, the Company will merge with and into the Second Merger Sub (the “Second Merger”, and together with the First Merger, the “Merger”) with Rafael being the surviving entity of the Second Merger. The name of the Surviving Entity will be changed to Cyclo Therapeutics, LLC.

At the closing of the Merger, each outstanding share of Company common stock will be converted into the right to receive a number of shares of Rafael Class B common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”). The Exchange Ratio was initially estimated to be 0.3112 shares of Rafael Class B common stock for each share of Company common stock. The actual exchange ratio will be determined at the time of closing based on valuing Company common stock at $0.95 per share and Rafael at the combined value of its cash, cash equivalents, marketable securities, real estate and certain other financial holdings plus amounts loaned by Rafael to the Company between the signing of the Merger Agreement and the closing of the Merger, less certain of Rafael’s current liabilities. In addition, the cash value with take into account the funding of the Company’s operations by Rafael with convertible notes through closing, as discussed at Note (7). Any fractional shares of Rafael Class B common stock will be rounded up to the nearest whole share.

All compensatory options to purchase Company common stock will be converted into an option to acquire Rafael Class B common stock, as described in the Merger Agreement.

Unless otherwise provided for in outstanding warrant agreements, all outstanding warrants to purchase Cyclo common stock (other than those held by Rafael which will be cancelled) will automatically be converted into warrants to purchase a number of shares of Rafael Class B common stock, at an adjusted exercise price per share based upon the Exchange Ratio. Certain holders of Cyclo warrants, representing 5,498,914 Cyclo warrant shares, have the right to elect to receive cash payment in an amount equal to the Black Sholes Value of the unexercised portion of their warrants on the date of consummation of the Merger in lieu of receiving warrants to purchase Rafael Class B common stock.

Holders of Cyclo Public Warrants will receive Rafael Public Warrants in exchange for their Cyclo Public Warrants.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS: (CONTINUED)

The Merger Agreement contains specified termination rights of each of the Company and Rafael. In connection with a termination of the Merger Agreement in specified circumstances, the terminating party will be reimbursed for transaction costs of up to $250,000. If the Merger Agreement is terminated by Company due to the Company’s board of directors making an adverse change recommendation, the Company will be required to pay a $400,000 termination fee to Rafael.

The boards of directors of each of the Company and Rafael have approved the Merger Agreement and the transactions contemplated thereby, subject to the satisfaction or waiver of customary conditions, including the requisite approval by the Company's and Rafael's stockholders and the effectiveness of a registration statement to register the shares of Rafael Class B common stock to be issued in connection with the transaction. The transaction is expected to close in late December.

Although the Company has entered into the Merger Agreement and intends to consummate the proposed Merger, there is no assurance that the Company will be able to successfully consummate the proposed Merger on a timely basis, or at all.

Going Concern and Liquidity

For the three and nine months ended September 30, 2024, the Company incurred a net loss of $8,832,944 and $19,157,261, respectively. The Company has an accumulated deficit of $103,013,942 at September 30, 2024. Our recent losses have predominantly resulted from research and development expenses for our Trappsol® Cyclo™ product and other general operating expenses, including personnel expenses and board advisory fees. We believe our expenses will continue to increase as we continue to conduct clinical trials and seek regulatory approval for the use of Trappsol® Cyclo™ in the treatment of NPC and Alzheimer’s disease.

For the nine months ended September 30, 2024, the Company’s operations used $18,222,671 in cash, and at September 30, 2024, the Company had a cash and cash equivalents balance of $928,010 and negative working capital of $15,463,491. We will need to raise additional capital in the foreseeable future to fund the development of our drug product candidates through clinical development, manufacturing and commercialization.

Rafael has agreed to fund the Company through the earlier of the consummation of the Merger or termination of the Merger Agreement in such amounts as may be necessary for the Company to operate its business and pay its debts and obligations as they become due, provided that the Company is not in active discussions regarding an acquisition proposal and is being operated in a manner consistent with the terms of the Merger Agreement and the financial forecast previously shared with Rafael.  As discussed in Note 7, the Company has borrowed $15,000,000 from Rafael through November 12, 2024.

We intend to continue to borrow from Rafael through the consummation of the Merger or termination of the Merger Agreement.  If the Merger Agreement is terminated, we intend to continue to raise such capital through the sale of equity securities from time to time, the issuance of debt securities, the sale or licensing of existing assets or assets in development, or from other non-dilutive funding mechanisms. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. If we cannot raise the additional funds required for our anticipated operations, we may be required to reduce the scope of or eliminate our research and development programs, delay our clinical trials and the ability to seek regulatory approvals, downsize our general and administrative infrastructure, and/or seek alternative measures to avoid insolvency. If we raise additional funds through future offerings of shares of our common stock or other securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Future offerings also could have a material and adverse effect on the price of our common stock.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2024, were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity or debt financing as noted above, including from Rafael. Various factors including our overall business performance and market conditions raise substantial doubt about our ability to continue as a going concern. The condensed and consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

(b) CASH AND CASH EQUIVALENTS––Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of $928,010 at September 30, 2024.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s best estimate of expected credit losses. The Company reviews each customer balance where all or a portion of the balance exceeds 90 days from the invoice date. Based on the Company’s assessment of the customer's current and forecasted creditworthiness, the Company estimates the portion, if any, of the balance that will not be collected, and writes off receivables as a charge to the allowance for credit losses when, in management’s estimation, it is probable that the receivable is worthless. The Company determined an allowance for credit losses was not necessary as of September 30, 2024. The allowance for credit losses at December 31, 2023 approximated $10,000.

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

(d) INVENTORY AND COST OF PRODUCTS SOLD––Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary as of September 30, 2024 and December 31, 2023.

The Company’s reserve for obsolete inventory is based on the Company’s best estimates of product sales and customer demands. It is reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs will be materially different from actual write-downs. These differences could result in materially higher than expected inventory provisions and related costs, which could have a material adverse effect on the Company’s results of operations and financial condition in the near term.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(e) PREPAID CLINICAL EXPENSES––Prepaid clinical expenses consist of our active pharmaceutical ingredients and other raw materials for our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed. Prepaid clinical expenses expected to be utilized beyond one year from the balance sheet date are classified as non-current assets.

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

(l) INCOME TAXES––Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2024 and December 31, 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

(m) NET LOSS PER COMMON SHARE–– Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 15,686,916 shares of common stock were antidilutive for the three and nine months ended September 30, 2024, and warrants to purchase 13,733,117 shares of common stock were antidilutive for the three and nine months ended September 30, 2023. Additionally, outstanding options to purchase 1,779,161 shares of common stock were antidilutive for the three and nine months ended September 30, 2024 and outstanding options to purchase 790,945 shares of common stock were antidilutive for the three and nine months ended September 30, 2023, and therefore also excluded.

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

(o) FAIR VALUE MEASUREMENTS AND DISCLOSURES––Accounting Standards Codification ("ASC”) 820 "Fair Value Measurements and Disclosures” requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

As of September 30, 2024, money market funds and a convertible notes payable were the only financial instruments measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets. Money market funds were recorded within cash and cash equivalents. We classified the convertible notes payable as a Level 3 fair value measurement and used the Black-Scholes model to calculate the fair value as of the date of issuance, and for each reporting period. Key inputs for the simulation are summarized below. The Black-Scholes simulation uses inputs such as the stock price, volatility, the contractual term of the convertible notes payable, risk free interest rates and dividend yields. The following table presents money market funds and the convertible notes payable at their level within the fair value hierarchy for the periods indicated. As of December 31, 2023, money market funds were the only financial instrument measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$-			$-

Liabilities:
Convertible notes payable (Note 7)	Level 3	10,000,000	$-	$2,178,000	$12,178,000
Total		$10,000,000	$-	$2,178,000	$12,178,000
December 31, 2023
Cash equivalents:
Money market funds invested in U.S. government obligations	Level 1	$4,792,338	$-	$-	$4,792,338

Liabilities:		-	-	-	-
Convertible notes payable (Note 7)	Level 3
Total		$4,792,338	$-	$-	$4,792,338

The range of key inputs for the Black-Scholes simulation for the three and nine months ended September 30, 2024, were as follows:

	Three months ended			Nine months ended
Key Inputs	September 30, 2024			September 30, 2024
Stock Price	$0.68	–	$1.26	$0.68	–	$1.27
Term (years)	0.09	–	0.33	0.09	–	0.37
Risk-Free interest rate	4.7	–	5.40	4.7	–	5.40
Volatility	53%	-	110%	53%	-	110%
Dividend yield		-			-

Convertible Notes Payable

The following table sets forth a summary of the changes in the fair value of our convertible notes payable categorized within Level 3 of the fair value hierarchy:

Balance as of December 31, 2023	$-
Issuance of Convertible Notes	10,000,000
Change in fair value of Notes	2,178,000
Balance as of September 30, 2024	$12,178,000

(p) USE OF ESTIMATES––The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation, fair value of convertible notes issued, warrant liability valuation, fair value of warrants issued, assumed liabilities, and allowance for credit losses. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(q) RECENT ACCOUNTING PRONOUNCEMENTS––

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis, with retrospective application permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2023-09 will have on its condensed consolidated financial statements and related disclosures.

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

(r) WARRANTS––The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at September 30, 2024 and December 31, 2023.

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

Revenues by product are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2024	2023	2024	2023
Trappsol® HPB	$36,727	$342,184	$256,331	$485,412
Trappsol® Fine Chemical	196,146	152,135	300,085	267,338
Aquaplex®	94	60	658	9,922
Other	805	1,098	2,252	2,334
Total revenues	$233,772	$495,477	$559,326	$765,006

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) MAJOR CUSTOMERS AND SUPPLIERS:

For the three months ended September 30, 2024, three major customers accounted for 91% of total revenues. For the nine months ended September 30, 2024, four major customers accounted for 90% of total revenues. Accounts receivable for these major customers represent 71% of total accounts receivable at September 30, 2024. Accounts receivable balances for four customers accounted for 92% of total accounts receivable at September 30, 2024.

For the three months ended September 30, 2023, two major customers accounted for 90% of total revenues. For the nine months ended September 30, 2023, three major customers accounting for 86% of total revenues. Accounts receivable for these major customers represent 76% of total accounts receivable at September 30, 2023. Accounts receivable balances for three customers accounted for 97% of total accounts receivable at September 30, 2023.

The Company purchases inventory primarily from four vendors; however, the Company believes it can maintain purchases at similar levels through other readily available vendors in the marketplace. The Company maintains vendors both domestically and internationally.

For the nine months ended September 30, 2024 and 2023, the product mix of our revenues consisted of 99% basic natural and chemically modified cyclodextrins and 1% cyclodextrin complexes. For the three months ended September 30, 2024 and 2023, the product mix of our revenues consisted entirely of basic natural and chemically modified cyclodextrins.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$5,023,095	$4,856,530
Accrued bonus compensation	615,893	1,590,776
Accrued board expense	115,856	92,110
Accrued clinical research	520,382	137,642
Sub-lease deposit liability	51,897	243,742
Merger liabilities	96,838	487,402
Other	98,022	49,214
Total accounts payable and accrued expenses	$6,521,983	$7,457,416

(7)	CONVERTIBLE NOTES PAYABLE:

On June 11, 2024, the Company entered into a Note Purchase Agreement (the "Initial NPA”) with Rafael Holdings, Inc., a Delaware corporation ("Rafael”), the holder of approximately 31.5% of our common stock, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $2,000,000 (the "June Note”) to Rafael.

On July 16, 2024, the Company entered into an Amended and Restated Note Purchase Agreement (the "Amended NPA”) with Rafael, which amended and restated the Initial NPA in its entirety, pursuant to which the Company issued and sold a second convertible promissory note in the principal amount of $2,000,000 (the "July Note”) to Rafael.

On August 21, 2024, the Company entered into a Second Amended and Restated Note Purchase Agreement (the "Second Amended NPA”) with Rafael, which amended and restated the Amended NPA dated July 16, 2024 in its entirety, pursuant to which the Company issued and sold a third convertible promissory note in the principal amount of $3,000,000 (the "August Note”) to Rafael.

On September 9, 2024, the Company entered into a Third Amended and Restated Note Purchase Agreement (the "Third Amended NPA”) with Rafael, which amended and restated the Second Amended NPA dated August 21, 2024 in its entirety, pursuant to which the Company issued and sold a fourth convertible promissory note in the principal amount of $3,000,000 (the "September Note”) to Rafael.

On October 8, 2024, the Company and Rafael entered into an Amendment to Convertible Promissory Notes, which amended the maturity date for each of the June Note, July Note, August Note and September Note to December 21, 2024.

On October 8, 2024, the Company entered into a Fourth Amended and Restated Note Purchase Agreement (the "Fourth Amended NPA”) with Rafael, which amended and restated the Third Amended NPA dated September 9, 2024 in its entirety, pursuant to which the Company issued and sold a fifth convertible promissory note in the principal amount of $3,000,000 (the "October Note”) to Rafael.

On November 7, 2024, the Company entered into a Fifth Amended and Restated Note Purchase Agreement (the "Fifth Amended NPA”) with Rafael, which amended and restated the Fourth Amended NPA dated October 8, 2024 in its entirety, pursuant to which the Company issued and sold a sixth convertible promissory note in the principal amount of $2,000,000 (the "November Note,” and together with the June Note, July Note, August Note, September Note and October Note, the "Notes,” and each a "Note”) to Rafael. Each Note matures on December 21, 2024 and bears interest at a rate of 5% per annum, payable upon maturity.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) CONVERTIBLE NOTES PAYABLE: (CONTINUED)

Each Note may be prepaid by the Company in full at any time. The principal amount of each Note is convertible into shares of our common stock, prior to the repayment of such Note, at the option of Rafael; automatically if the Company enters into a Qualified Financing (as defined) and at the option of Rafael if a Sale Transaction (as defined) occurs prior to repayment of such Note, all at the price and on the terms and conditions set forth in such Note; provided, however, that Rafael may not elect to convert a Note if, following such conversion, Rafael will beneficially own more than 49.9% of the outstanding common stock of the Company. Upon the occurrence of an Event of Default (as defined) under any Note, including the failure of the Company to pay the principal or interest under any Note, when due, the obligations of the Company under each Note may be accelerated. The Company has used and intends to use the proceeds of the Notes for working capital and general corporate purposes.

Due to these embedded features within the Notes, the Company elected to account for the Notes and the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the condensed consolidated statements of operations.

Interest expense on the Notes totaled $129,452 and $163,973 for the three and nine months ended September 30, 2024 and is included in the fair value of the Notes.

The following table presents the Notes as of September 30, 2024:

Balance as of December 31, 2023	$-
Issuance of convertible Notes	10,000,000
Change in fair value of Notes	2,178,000
Balance as of September 30, 2024	$12,178,000

(8) LEASES:

The Company entered into an operating lease in January 2023 for office and warehouse space, which has a lease term expiring in January 2026, with an option to extend for an additional three years. As it is not reasonably certain the Company will exercise the option to extend, the additional three years have not been included in the lease term. This lease replaced an existing operating lease which expired in January 2023. The Company also assumed an operating lease for office space which is being subleased to a third party. The lease and sublease agreement expired in August 2024.

Right-of-use lease assets are recorded net of accumulated amortization of $880,084 and $17,242 as of September 30, 2024 and December 31, 2023, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense for the three and nine months ended September 30, 2024 was $363,185 and $1,437,196, respectively. Lease expense for the three and nine months ended September 30, 2023 was $7,612 and $22,759, respectively.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) EQUITY TRANSACTIONS:

The Company accrues stock compensation expense over the period earned for employees and board members. Stock compensation expense for board members is included in “Board of Directors fees and costs” on our condensed consolidated statement of operations, and stock compensation expense for officers and employees that are not board members is included in “Personnel” and “Research and development” on our condensed consolidated statement of operations.

In the three and nine months ended September 30, 2024, the Company recognized compensation expense of approximately $104,500 and $311,137 to board members, in addition to $92,000 of accrued stock compensation as of December 31, 2023 and issued 72,027 and 211,983 shares of common stock to board members in the three and nine months ended September 30, 2024. In the three and nine months ended September 30, 2023, the Company recognized compensation expense to board members of $75,460 and $185,635, in addition to $30,750 of accrued stock compensation as of December 31, 2022, and issued 55,485 and 195,537 shares of common stock to board members in the three and nine months ended September 30, 2023. The Company did not issue any shares to employees during the three and nine months ended September 30, 2024 and 2023.

(10) INCOME TAXES:

The Company reported a net loss for the three and nine months ended September 30, 2024 and 2023. The Company increased its deferred tax asset valuation allowance rather than recognize an income tax benefit.

(11) EQUITY INCENTIVE PLAN:

On August 29, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Equity Incentive Plan at a special meeting of stockholders (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 68,437 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the Incentive Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2024, we had awarded 68,437 shares of common stock as awards under the Incentive Plan, with no shares of common stock remaining available for future awards under the Incentive Plan.

On June 24, 2021, the Company’s stockholders approved the Company’s 2021 Equity Incentive Plan at its annual meeting of stockholders (the “2021 Plan”). The 2021 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of shares of common stock, stock options or other awards, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2021 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. As of September 30, 2024, we had awarded 608,820 shares of common stock and granted options to purchase 1,671,441 shares of common stock under the 2021 Plan, with 719,739 shares of common stock remaining available for future awards. During the three months ended September 30, 2024, no options to purchase common stock were granted and during the nine months ended September 30, 2024, the Company granted options to purchase 879,341 shares of common stock under the 2021 Plan. The options granted during the nine months ended September 30, 2024 were valued using the Black Scholes option pricing model using the following assumptions: (i) expected term of 3.00 to 6.25 years; (ii) risk free interest rate of 4.41%; (iii) expected volatility of 102.97% to 111.25%; and (iv) dividend yield of 0.0%. The weighted-average grant date fair value of the options issued by the Company during the nine months ended September 30, 2024 ranged from $0.83 to $1.06 per share.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) NET LOSS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator
Net loss	$(8,832,944)	$(4,771,353)	$(19,157,261)	$(14,414,893)
Denominator
Weighted-average common shares outstanding, basic and diluted	28,729,641	16,191,723	28,674,910	14,394,920
Net loss per share, basic and diluted	$(0.31)	$(0.29)	$(0.67)	$(1.00)

The Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, therefore, the basic and diluted net loss per share are the same in the respective periods because the inclusion of potential common shares would have an anti-dilutive effect. Potential shares of common stock that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Stock options	1,779,161	790,945	1,779,161	790,945
Warrants	15,686,916	13,733,117	15,686,916	13,733,117

(13) PURCHASE COMMITMENTS:

In connection with an agreement executed in January 2022 with Ashland, Inc., the Company committed to purchase the minimum amounts of goods used in its normal operations based on completion of certain milestones. The first milestone was met during the first quarter of 2023, and $980,000 of goods were purchased and received. In the second quarter of 2023, the Company was invoiced for the second milestone, and began to receive product during the first quarter of 2024. Milestone three was achieved in the third quarter of 2024 and final payment was made. No future minimum purchases remain as of September 30, 2024.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) SUBSEQUENT EVENTS:

Nasdaq Delisting Notice

On October 4, 2024, the Company received two letters from The Nasdaq Stock Market ("Nasdaq”) stating that the Company was not in compliance with the following four Nasdaq Listing Rules: (1) failing to maintain a closing bid price of no less than $1.00 per share for 30 consecutive trading days, (2) stockholders’ equity of the Company was below the minimum requirement of $2.5 million, (3) failing to maintain a minimum Market Value of Listed Securities of $35 million, and (4) failing to maintain net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Listing Rules, the Company has 180 calendar days from October 4, 2024 (until April 2, 2025) to regain compliance with the Nasdaq Listing Rules. In the event the Company does not regain compliance with item (1) above prior to the expiration of the compliance period, the Company may be granted an additional 180 calendar days to regain compliance, subject to certain conditions. In the event the Company does not regain compliance with item (2) above prior to the expiration of the compliance period, the Company will receive written notification from Nasdaq that its securities are subject to delisting.

Convertible Promissory Notes

On October 8, 2024, the Company entered into the Fourth Amended NPA with Rafael, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $3,000,000 to Rafael. On November 7, 2024, the Company entered into the Fifth Amended NPA with Rafael, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $2,000,000 to Rafael. For additional information on these convertible promissory notes, please read Note 7, Convertible Notes Payable, to these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023.  This report may contain forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will,” “plans” and other similar expressions; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced top line data showing Trappsol® Cyclo™ was well tolerated in this study.

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week Phase  study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the outcome measure in at least two domains of the 17-domain NPC severity scale. We did not conduct a Phase II trial in the U.S. and instead relied on the data obtained from our Phase I/II trial abroad to support the commencement of our Phase III trial in the U.S.

In February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained to date. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC. In May 2024, we enrolled the last of the 104 patients enrolled in the Phase III study.

On May 17, 2010, the FDA designated Trappsol® Cyclo™ as an orphan drug for the treatment of NPC, which would provide us with the exclusive right to sell Trappsol® Cyclo™ for the treatment of NPC for seven years following FDA drug approval. In April 2015, we also obtained Orphan Drug Designation for Trappsol® Cyclo™ in Europe, which will provide us with ten years of market exclusivity following regulatory approval, which period will be extended to 12 years upon acceptance by the EMA’s Pediatric Committee of our pediatric investigation plan (PIP) demonstrating that Trappsol® Cyclo™ addresses the pediatric population. On January 12, 2017, we received Fast Track Designation from the FDA, and on December 1, 2017, the FDA designated NPC a Rare Pediatric Disease.

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. Based on the data collected from this patient combined with the data from our NPC studies, we prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

On January 2024, we received a notice of allowance of our patent application for the treatment of Alzheimer’s disease from the U.S. Patent and Trademark Office ("USPTO”) regarding our Patent Application No. 17/289,137 "Methods of Treating Alzheimer’s Disease.” In July 2024 we received a notice of decision from the European Patent Office to grant a patent application regarding the methods to treat Alzheimer’s Disease, with an effective date of August 21, 2024.

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

Proposed Acquisition by Rafael Holdings

On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rafael Holdings, Inc. (“Rafael”), a Delaware corporation; and Tandem Therapeutics, Inc., a Nevada corporation and a wholly-owned subsidiary of the Rafael (“First Merger Sub”); and Tandem Therapeutics, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Rafael (“Second Merger Sub”). Pursuant to the terms of the Merger Agreement, the Rafael, First Merger Sub and the Company will be merged with and into Rafael (the “First Merger”), with Company surviving the Merger as a wholly-owned subsidiary of Rafael. Immediately following the First Merger, the Company will merge with and into the Second Merger Sub (the “Second Merger”, and together with the First Merger, the “Merger”) with Rafael being the surviving entity of the Second Merger. The name of the Surviving Entity will be changed to Cyclo Therapeutics, LLC. More information regarding the proposed acquisition and the terms of the Merger Agreement are discussed in Note 1 – Organization and Description of Business of the notes to the Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Subsequent events

Nasdaq Delisting Notice

On October 4, 2024, the Company received two letters from The Nasdaq Stock Market ("Nasdaq”) stating that the Company was not in compliance with the following four Nasdaq Listing Rules: (1) failing to maintain a closing bid price of no less than $1.00 per share for 30 consecutive trading days, (2) stockholders’ equity of the Company was below the minimum requirement of $2.5 million, (3) failing to maintain a minimum Market Value of Listed Securities of $35 million, and (4) failing to maintain net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Listing Rules, the Company has 180 calendar days from October 4, 2024 (until April 2, 2025) to regain compliance with the Nasdaq Listing Rules. In the event the Company does not regain compliance with item (1) above prior to the expiration of the compliance period, the Company may be granted an additional 180 calendar days to regain compliance, subject to certain conditions. In the event the Company does not regain compliance with item (2) above prior to the expiration of the compliance period, the Company will receive written notification from Nasdaq that its securities are subject to delisting.

Convertible Promissory Notes

On October 8, 2024, the Company entered into the Fourth Amended NPA with Rafael, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $3,000,000 to Rafael. On November 7, 2024, the Company entered into the Fifth Amended NPA with Rafael, pursuant to which the Company issued and sold a convertible promissory note in the principal amount of $2,000,000 to Rafael. For additional information on these convertible promissory notes, please read Note 7, Convertible Notes Payable, to these condensed consolidated financial statements.

Results of Operations – Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

We reported net losses of approximately $8,832,000 and $19,157,000 for the three and nine months ended September 30, 2024, compared to net losses of approximately $4,771,000 and $14,415,000 for the three and nine months ended September 30, 2023.

Total revenues for the three month period ended September 30, 2024, decreased 53% to approximately $234,000 compared to approximately $495,000 for the same period in 2023. Total revenues for the nine month period ended September 30, 2024, decreased 27% to approximately $559,000 compared to approximately $765,000 for the same period in 2023. Our change in the mix of our product sales for the three and nine months ended September 30, 2024 and 2023 is as follows:

Trappsol® HPB

Our sales of Trappsol® HPB decreased by 89% for the three month period ended September 30, 2024, to approximately $37,000 compared to approximately $342,000 for the three months ended September 30, 2023. Our sales of Trappsol® HPB decreased by 47% for the nine month period ended September 30, 2024, to approximately $256,000 compared to approximately $485,000 for the nine months ended September 30, 2023. Sales of cyclodextrin are very volatile and hard to predict. The decrease was caused by a reclassification of revenue derived from compassionate sales of Trappsol® Cyclo™

Other Trappsol® products

Our sales of other Trappsol® products increased by 29% for the three month period ended September 30, 2024, to approximately $196,000 compared to approximately $152,000 for the three months ended September 30, 2023. Our sales of other Trappsol® products increased by 12% for the nine month period ended September 30, 2024, to approximately $300,000, compared to approximately $267,000 for the nine months ended September 30, 2023.

Aquaplex®

Our sales of Aquaplex® for the three month period ended September 30, 2024, were approximately $100, as compared to sales of Aquaplex® for the three months ended September 30, 2023 of approximately $60. Our sales of Aquaplex® for the nine month period ended September 30, 2024, were approximately $660, as compared to sales of Aquaplex® for the nine months ended September 30, 2023 of approximately $10,000.

The largest customers for our legacy fine chemical business continue to follow historical product ordering trends by placing periodic large orders that represent a significant share of our annual sales volume. During the nine months ended September 30, 2024, our four largest customers accounted for 90% of our sales; the largest accounted for 35% of sales. During the nine months ended September 30, 2023, our three largest customers accounted for 86% of our sales; the largest accounted for 42% of sales. Historically, our usual smaller sales of HPB occur more frequently throughout the year compared to our large sales that we receive periodically. The timing of when we receive and are able to complete these two kinds of sales has a significant effect on our quarterly revenues and operating results and makes period to period comparisons difficult.

Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the three month period ended September 30, 2024, decreased 56% to approximately $17,000 compared to approximately $39,000 for the same period in 2023. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) for the nine month period ended September 30, 2024, decreased 39% to approximately $42,000 compared to approximately $69,000 for the same period in 2023. Our cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) as a percentage of sales was 8% for the nine months ended September 30, 2024, and 9% for the nine months ended September 30, 2023. Historically, the timing and product mix of sales to our large customers has had a significant effect on our sales, cost of products sold (excluding any allocation of direct and indirect overhead and handling costs) and the related margin. We did not experience any significant increases in material costs during 2023 or the first nine months of 2024.

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

Personnel expenses increased by 1%, to approximately $843,000 for the three months ended September 30, 2024, compared to approximately $835,000 for the three months ended September 30, 2023. Personnel expenses increased by 2%, to approximately $2,581,000 for the nine months ended September 30, 2024 compared to approximately $2,527,000 for the nine months ended September 30, 2023. The increase in personnel expenses is primarily due to an increase in stock compensation expense. We expect to maintain our level of employees and related costs in the near term.

Research and development expenses increased 58% to approximately $5,493,000 for the three months ended September 30, 2024, compared to approximately $3,469,000 for the three months ended September 30, 2023. Research and development expenses increased 18% to approximately $11,830,000 for the nine months ended September 30, 2024, compared to approximately $10,037,000 for the nine months ended September 30, 2023. Research and development expenses as a percentage of our total operating expenses decreased to 60% for the nine months ended September 30, 2024 from 66% for the nine months ended September 30, 2023. The overall increase in research and development expense resulted in the spending related to the NPC program, while the decrease was related to an increase in operating expenses.

Professional fees increased 137% to approximately $1,412,000 for the three months ended September 30, 2024, compared to approximately $597,000 for the three months ended September 30, 2023. Professional fees increased 63% to approximately $2,430,000 for the nine months ended September 30, 2024, compared to approximately $1,494,000 for the nine months ended September 30, 2023. Professional fees may continue to increase in the future due to Merger expenses and the continuation of product development.

Office and other expenses increased 190% to approximately $641,000 for the three months ended September 30, 2024, compared to approximately $221,000 for the three months ended September 30, 2023. Office and other expenses increased 204% to approximately $2,361,000 for the nine months ended September 30, 2024, compared to approximately $776,000 for the nine months ended September 30, 2023. The increase is attributable to lease expense for a lease assumed in December 2023. The lease expense is offset by sublease income.

We increased our valuation allowance to offset the increase in our deferred tax asset from our net operating loss and did not recognize an income benefit or provision for the three or nine months ended September 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to approximately $928,000 as of September 30, 2024, compared to approximately $9,247,000 as of December 31, 2023. We had negative working capital of approximately $15,463,491 as of September 30, 2024, compared to positive working capital of approximately $3,850,000 at December 31, 2023. Cash used in operations was approximately $18,223,000 for the nine months ended September 30, 2024, compared to approximately $11,890,000 for the same period in 2023.

The Company has continued to realize losses from operations. As a result of our recent note financings with Rafael, we have had sufficient cash to meet our ongoing operating costs and capital expenditure requirements. Rafael has agreed to fund the Company through the earlier of the consummation of the Merger or termination of the Merger Agreement in such amounts as may be necessary for the Company to operate its business and pay its debts and obligations as they become due, provided that the Company is not in active discussions regarding an acquisition proposal and is being operated in a manner consistent with the terms of the Merger Agreement and the financial forecast previously shared with Rafael.  As discussed in Note 7, the Company has borrowed $15,000,000 from Rafael through November 12, 2024.

We intend to continue to borrow from Rafael through the consummation of the Merger or termination of the Merger Agreement.  If the Merger Agreement is terminated, we will need to raise additional capital through the sale of our securities or the entering into of alternative transactions in order to support our ongoing operations and continue our clinical trials. These activities are necessary to fund the development of our drug product candidates through clinical development, manufacturing and commercialization. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance, market conditions and our ability to identify strategic partners. There can be no guarantee that the Company will be successful in its ability to raise capital to fund future operational and development initiatives.

Our condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and the consolidated financial statements as of and for the year ended December 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon the availability of equity or debt financing or an alternative strategy as noted above. As stated above, various factors including our overall business performance, market conditions and the ability to identify strategic partners raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We had no off-balance sheet arrangements as of September 30, 2024.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $18,223,000 for the nine month period ended September 30, 2024, compared to net cash used in operating activities of approximately $11,890,000 for the nine month period ended September 30, 2023. The increase in net cash used in operating activities was primarily due to the increase in activities for our clinical trials and on-going operational expenses.

Investment Activities

The Company had no net cash provided by or used in investing activities for the nine month periods ended September 30, 2024 and September 30, 2023.

Financing Activities

Net cash provided by financing activities was approximately $9,904,000 for the nine month period ended September 30, 2024, compared to net cash provided by financing activities of approximately $12,149,000 for the nine month period ended September 30, 2023. The decrease in net cash provided by financing activities is attributable to proceeds from the sale of warrants and stock during the nine months ended September 30, 2023, that did not occur during the nine months ended September 30, 2024. During the nine month period ended September 30, 2024, the Company received proceeds of $10,000,000 from convertible notes payable to Rafael.

Critical Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenue and expenses during the reporting periods. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, our expected course of development, historical experience and other factors we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the quarter ended September 30, 2024. For information about critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

a.  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our principal executive officer and principal financial officer, have concluded that, at the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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

c. Changes in Internal Control.

Other than the remediation plan discussed above, we made no changes in our internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or which is reasonably likely to materially affect, our internal controls over financial reporting. We are now taking actions to remediate the material weakness, which may result in changes in our internal control over financial reporting in subsequent periods.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

2.1+

Agreement and Plan of Merger, dated as of August 21, 2024, by and among the Company, Rafael, First Merger Sub and Second Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024)

3.1

Articles of Incorporation of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 10, 2020)

3.2

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc., filed June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2021)

3.3

Certificate of Amendment to Articles of Incorporation of Cyclo Therapeutics, Inc. filed March 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2023)

3.4	Bylaws of Cyclo Therapeutics, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2020)

10.1	Convertible Promissory Note dated July 16, 2024 payable to Rafael(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024)

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024)

10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024)

10.4	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024)

10.5	Convertible Promissory Note dated August 21, 2024 payable to Rafael (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2024)

10.6	Convertible Promissory Note dated September 9, 2024 payable to Rafael (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.7	Convertible Promissory Note dated October 8, 2024 payable to Rafael (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2024)

10.8

Amendment to Convertible Promissory Notes dated as of October 8, 2024 by and among the Company and Rafael (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2024)

10.9

Fifth Amended and Restated Note Purchase Agreement dated as of November 7, 2024 by and among the Company and Rafael (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

10.10	Convertible Promissory Note dated November 7, 2024 payable to Rafael (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2024)

31.1*	Rule 13a-14(a)/15d-14a(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14a(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+ The schedules and exhibits to this document have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

Date: November 13, 2024	By:	/s/ N. Scott Fine
N. Scott Fine
Chief Executive Officer
(principal executive officer)

Date: November 13, 2024	By:	/s/ Joshua M. Fine
Joshua M. Fine
Chief Financial Officer
(principal financial and accounting officer)