Form 10-K/A
period 2023-12-31
Cyclo Therapeutics, Inc.
filed 2024-11-26
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Cyclo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2024 (the “Original 2023 Form 10-K”) and was amended by Amendment No. 1 thereto filed with the SEC on April 29, 2024 (as so amended, the “2023 Form 10-K” ). The purpose of this Amendment No. 2 is to amend the disclosures in the 2023 Form 10-K in response to SEC comments recently received by the Company thereon as follows: Item 1. Business, under the headings “Overview,” “Competition,” “Our Clinical Studies – US Phase I Clinical Study” and “Other Cyclodextria Uses” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Overview” and “Year Ended December 31, 2023 Compared to Year End December 31, 2022” and Item 9A. Controls and Procedures, under the headings “Evaluation of Disclosure Controls and Procedures” and “Management’s Annual Report on Internal Control over Financial Reporting.” Except as described above, this Amendment No. 2 does not amend, modify, or otherwise update any other information in the 2023 Form 10-K nor does it reflect events occurring after the filing of the Original 2023 Form10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the 2023 Form 10-K and the Company’s other filings with the SEC.

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

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the outcome measure in at least two domains of the 17-domain NPC severity scale. We did not conduct a Phase II trial in the U.S. and instead relied on data obtained from our Phase I/II trial conducted outside the U.S. to support the commencement of our Phase III trial in the U.S.

In February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data obtained from our Phase I/II clinical study conducted outside the U.S. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. Based on the data collected from the patient combined with data from our NPC studies, we prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

US Phase I Clinical Study

In September 2016, the FDA approved our Phase I clinical plans for a randomized, double blind, parallel group study in the U.S. The Phase I study evaluated the safety of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 14-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older in two dose groups (1500 mg/kg and 2500 mg/kg). Enrollment in this study was completed in October 2019, and in May 2020 we announced Top Line data showing Trappsol® Cyclo™ was well tolerated in this study. Additional date from this study includes the following data:

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

Competition

There is currently no known cure for NPC. Cyclo is pioneering the use of cyclodextrins as an active pharmaceutical ingredient (API) as opposed to an excipient in pharmaceutical preparations. While there are multiple suppliers of industrial and excipient grade cyclodextrins, we remain the only company engaged in the development of cyclodextrin therapy to treat disease. Although we face competition in the commercialization of a drug product to treat NPC, we believe that we may be the only company with a drug candidate that treats both the systemic and neurological manifestations of NPC. Actelion, a subsidiary of Johnson & Johnson, has a drug, Miglustat, not approved in the US, which treats some of the neurologic symptoms of the disease in some patients. Orphazyme, a public company based in Denmark, has a drug candidate, Arimoclomal, in development and has initiated a rolling NDA submission with the FDA based on limited neurological benefit in sub-groups of the NPC population. In addition, IntraBio is developing a drug candidate for the treatment of NPC with preliminary reports of benefit to a sub-set of neurologic features, primarily ataxia. IntraBio has not yet reached its pivotal trial stage. We believe our clinical progress, our close connections with patient advocacy groups in the U.S. and Europe, and the fact that we have a finished product currently in use in human patients all give us a competitive advantage over potential competitors.

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

In Japan, at least twelve pharmaceutical preparations are now marketed which contain cyclodextrins as an excipient; there are also multiple products in Europe and the United States. Cyclo is pioneering the use of cyclodextrins as an active pharmaceutical ingredient (API).  While there are multiple suppliers of industrial and excipient grade cyclodextrins, we remain the only company engaged in the development of cyclodextrin therapy to treat disease. Cyclodextrins permit the use of all routes of administration. Ease of delivery and improved bioavailability of such well-known drugs as nitroglycerin, dexamethasone, PGE(1&2), and cephalosporin permit these “old” drugs to command new market share and sometimes new patent lives. Because of the value added, it is management’s opinion that the dollar value of the worldwide market for products containing cyclodextrins and for complexes of cyclodextrins can be substantially greater than that of the market sales of the cyclodextrin itself.

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

We have also completed a Phase I/II clinical study approved by European regulatory bodies with clinical trial centers in the United Kingdom, Sweden, and in Israel. The Phase I/II study evaluated the safety, tolerability and efficacy of Trappsol® Cyclo™ through a range of clinical outcomes, including neurologic, respiratory, and measurements of cholesterol metabolism and markers of NPC. Consistent with the 12-week phase 1 study (single US site), the European/Israel study administered Trappsol® Cyclo™ intravenously to NPC patients every two weeks in a double-blind, randomized trial, but differs in that the study period was for 48 weeks (24 doses). In March of 2021 we announced that 100% of patients who completed the trial (9 out of 12) improved or remained stable, and 89% met the outcome measure in at least two domains of the 17-domain NPC severity scale.  We did not conduct a Phase II trial in the U.S. and instead relied on data obtained from our Phase I/II trial conducted outside the U.S. to support the commencement of our Phase III trial in the U.S.

In February 2020 we had a face-to-face “Type C” meeting with the FDA with respect to the initiation of our pivotal Phase III clinical trial of Trappsol® Cyclo™ based on the clinical data from our Phase I/II clinical study conducted outside the U.S. At that meeting, we also discussed with the FDA submitting a New Drug Application (NDA) under Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act for the treatment of NPC in pediatric and adult patients with Trappsol® Cyclo™. A similar request was submitted to the European Medicines Agency (“EMA”) in February 2020, seeking scientific advice and protocol assistance from the EMA for proceeding with a Phase III clinical trial in Europe. In October 2020 we received a “Study May Proceed” notification from the FDA with respect to the proposed Phase III clinical trial, and in June of 2021 we commenced enrollment in TransportNPC, a pivotal Phase III study of Trappsol® Cyclo™ for the treatment of NPC.

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

We are also exploring the use of cyclodextrins in the treatment of Alzheimer’s disease. In January 2018, the FDA authorized a single patient IND expanded access program using Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. Based on the data collected from the patient combined with data from the NPC studies, we prepared a synopsis for an early stage protocol using Trappsol® Cyclo™ intravenously to treat Alzheimer’s disease that was presented to the FDA in January of 2021. We received feedback from the FDA on this synopsis in April 2021 and incorporated the feedback into an IND for a Phase II study for the treatment of Alzheimer’s disease with of Trappsol® Cyclo™ that we submitted to the FDA in November 2021. In December of 2021, we received IND clearance from the FDA, allowing us to proceed with our Phase II study of Trappsol® Cyclo™ for the treatment of Alzheimer’s disease. U.S. sites for the study were activated during the second half of 2022, with patient dosing beginning in the first quarter of 2023.

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

Trappsol® HPB
Our sales of Trappsol® HPB decreased by 24% or $202,000 to approximately $650,000 from approximately $852,000 between fiscal year 2022 and fiscal year 2023 due primarily to a drop in sales from two of the Company’s largest customers. Combined sales of $735,765 in fiscal year 2022 dropped down to combined sales of $533,482 in fiscal year 2023. The Company routinely highlights the reliance on several specific customers that generate a significant portion of our annual revenue. Additionally, $26,366 worth of revenue was reclassified as a contra-expense as it involved a specific product that is sold to a specific customer to support the Company’s Phase 3 clinical trial.

Trappsol® other products

Our sales of other Trappsol® products decreased 18% or $90,000 to approximately $411,000 from approximately $501,000 between fiscal year 2022 and fiscal year 2023 due the volatile nature of cyclodextrin sales to niche markets. The total number of unique customer sales decreased between the fiscal years and in addition the Company had nine unique customers that generated total sales of between $10,000 and $99,000 in fiscal year 2022 and that number decreased to just five unique customers for 2023 in that same category.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and concluded that its internal control over financial reporting was not effective as of December 31, 2023.  In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Not Applicable

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits
31.1*	Rule 13a-14(a)/15d-14a(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14a(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLO THERAPEUTICS, INC.

By:	/s/ N. Scott Fine
N. SCOTT FINE Chief Executive Officer (Principal Executive Officer) Date: November 26, 2024