Form 10-K/A
period 2023-12-31
Cyclo Therapeutics, Inc.
filed 2024-12-18
CIK 922247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

Cyclo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to amend the Company’s Amendment No 2 on Form 10-K/A, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2024 (“Amendment No. 2.” ). The purpose of this Amendment is to amend the disclosures in Amendment No. 2 in response to SEC comments recently received by the Company thereon as follows: Item 1. Business, under the headings “Our Clinical Studies” and “Our Clinical Studies – European and Israeli Phase I/II Clinical Study”; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Overview” and Item 8. Financial Statements and Supplementary Data in the “Notes to Consolidated Financial Statements – Note (1).” Except as described above, this Amendment does not amend, modify, or otherwise update any other information in Amendment No. 2 nor does it reflect events occurring after the filing of the Company’s original Annual Report on Form10-K for the fiscal year ended December 31, 2023 with the SEC on March 18, 2024. Accordingly, this Amendment should be read in conjunction with Amendment No. 2 and the Company’s other filings with the SEC.

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

Zavesca (miglustat), which was originally developed by Actelion Pharmaceuticals and is now owned by Johnson & Johnson and is also now available as a generic product in several countries, is currently the only approved treatment for NPC. It is approved only in Europe, Canada, Australia, New Zealand and several countries in Asia and in South America as Zavesca and in Japan as Brazaves. In Europe, miglustat is indicated for the treatment of progressive neurological manifestations in adult patients and pediatric patients with NPC disease. The FDA declined to approve miglustat for NPC in 2010 and requested more data be provided. A range of side effects are known to be associated with miglustat, including weight loss, decreased appetite, diarrhea, nausea, and thrombocytopenia. While miglustat has not been approved by the FDA for the treatment of NPC, it has been approved by the FDA for the treatment of Gaucher Type I disease. In addition, studies are currently being performed to test the safety and efficacy of other treatment options, which are discussed in more detail below under “-Competition.”

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

Our Clinical Studies

As set forth in greater detail below, to date, our clinical studies have preliminarily demonstrated that Trappsol® Cyclo™ is well tolerated over a range of dose groups. When measuring efficacy in NPC patients, we utilize the NPC Clinical Severity Scale developed by the National Institutes of Health (NIH) which measures clinical signs and symptoms across “major domains” and “minor domains” as follows:

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

Additional Data:

●	As a group, the first seven patients to complete the clinical trial meet both efficacy outcome measures for the study.
●	Individual patients showed improvements in all dose groups.
●	Trappsol® Cyclo™ is well tolerated.
●	Trappsol® Cyclo™ was shown to cross the blood brain barrier.
●	Successive administration of Trappsol® Cyclo™ decreased tau levels, suggesting neuroprotective benefit.
●	Trappsol® Cyclo™ improves neurological features of NPC, including ataxia, and quality of life for patients.
●	Based on data provided, we have selected the 2000 mg/kg dose for our pivotal Phase III trial.

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

Overview

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data for Trappsol® Cyclo™ in this study.

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

Merger Agreement

On September 21, 2023, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Cameo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us, and Applied Molecular Transport, Inc., a Delaware corporation (“AMTI”). The merger was closed on December 27, 2023, in an all-stock transaction. More information regarding the merger and the terms of the Merger Agreement are discussed in Note 1 - Organization and Description of Business and Note 12-Merger with Applied Molecular Transport, Inc. of the notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

We are a clinical stage biotechnology company that develops cyclodextrin-based products for the treatment of neurodegenerative diseases. We filed a Type II Drug Master File with the U.S. Food and Drug Administration (“FDA”) in 2014 for our lead drug candidate, Trappsol® Cyclo™ (hydroxypropyl beta cyclodextrin) as a treatment for Niemann-Pick Type C disease (“NPC”). NPC is a rare and fatal autosomal recessive genetic disease resulting in disrupted cholesterol metabolism that impacts the brain, lungs, liver, spleen, and other organs. In 2015, we launched an International Clinical Program for Trappsol® Cyclo™ as a treatment for NPC. In 2016, we filed an Investigational New Drug application (“IND”) with the FDA, which described our Phase I clinical plans for a randomized, double blind, parallel group study at a single clinical site in the U.S. The Phase I study evaluated the safety and pharmacokinetics of Trappsol® Cyclo™ along with markers of cholesterol metabolism and markers of NPC during a 12-week treatment period of intravenous administration of Trappsol® Cyclo™ every two weeks to participants 18 years of age and older. The IND was approved by the FDA in September 2016, and in January 2017 the FDA granted Fast Track designation to Trappsol® Cyclo™ for the treatment of NPC. Initial patient enrollment in the U.S. Phase I study commenced in September 2017, and in May 2020 we announced Top Line data for Trappsol® Cyclo™ in this study.

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

The following is a summary of the more significant accounting policies of the Company that affect the accompanying consolidated financial statements:

(a) BASIS OF PRESENTATION--The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS--Cash and cash equivalents consist of cash and any highly liquid investments with an original purchased maturity of three months or less. Cash and cash equivalents primarily represents funds invested in readily available checking and money market accounts. The Company maintains deposits in financial institutions in excess of federally insured limits of $250,000, in the amount of approximately $9,247,000 at December 31, 2023.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(c) ACCOUNTS RECEIVABLE--Accounts receivable are unsecured and non-interest bearing and stated at the amount we expect to collect from outstanding balances. Customer account balances with invoices dated over 90 days old are considered past due. The Company does not accrue interest on past-due accounts. Customer payments are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, applied to the oldest unpaid invoices. Accounts receivable at January 1, 2022 were approximately $493,000.

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

(d) FINANCIAL INSTRUMENTS- In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“CECL”). The amendments in this update introduce a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs to clarify the scope and provide additional guidance for ASU 2016-13. Credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets should be presented at the net amount expected to be collected. Credit losses will no longer be recorded under the current incurred loss model for financial assets measured at amortized cost. The amendments also modify the accounting for available-for-sale debt securities whereby credit losses will be recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP.

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

(e) INVENTORY AND COST OF PRODUCTS SOLD--Inventory consists of cyclodextrin products and chemical complexes purchased for resale recorded at the lower of cost (first-in, first-out) or net realizable value. Cost of products sold includes the acquisition cost of the products sold and does not include any allocation of inbound or outbound freight charges, indirect overhead expenses, warehouse and distribution expenses, or depreciation and amortization expense. The Company records a specific reserve for inventory items that are determined to be obsolete. The Company determined no reserve for obsolete inventory was necessary at December 31, 2023. The reserve was approximately $52,900 at December 31, 2022.

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

(f) PREPAID CLINICAL EXPENSES--Prepaid clinical expenses consist of our active pharmaceutical ingredients and other raw materials for our pharmaceutical drug Trappsol® Cyclo™ expected to be used in our clinical trial program recorded at cost. In addition, advance payments for goods or services for future research and development activities are included as prepaid clinical expenses. Prepaid clinical expenses are expensed as research and development costs as the goods are delivered or the related services are performed.

(g) FURNITURE AND EQUIPMENT--Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets (generally three to five years for computers and vehicles and seven to ten years for machinery, equipment and office furniture). We periodically review our long-lived assets to determine if the carrying value of assets may not be recoverable. If an impairment is identified, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset.

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(h) LEASES--The Company leases office and warehouse space. The Company determines if an arrangement is a lease at inception. Contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms. Operating leases are included in right-of-use ("ROU") lease assets and lease liabilities on the Company’s consolidated balance sheets. The Company subleases office space under one existing lease to a third party. Sublease income is reported as other income in the consolidated statements of operations. There was no sublease income recognized in the year ended December 31, 2023 as the related lease was assumed on December 28, 2023 upon closing of the Merger Agreement discussed in Notes 1 and 12.

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

(i) REVENUE RECOGNITION--Revenues are recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We recognize revenues following the five step model prescribed under Accounting Standards Update (“ASU”) No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

(j) SHIPPING AND HANDLING FEES--Shipping and handling fees, if billed to customers, are included in product sales. Shipping and handling costs associated with inbound and outbound freight are expensed as incurred and included in freight and shipping expense.

(k) ADVERTISING--Advertising costs are charged to operations when incurred. We incur minimal advertising expenses.

(l) RESEARCH AND DEVELOPMENT COSTS-- Research and development costs are either expensed as incurred. The Company records amounts paid in advance of the service being rendered as a prepaid asset, and the expense recognized when the service is performed. Research and development costs are primarily comprised of personnel-related expenses and external research and development expenses incurred under arrangements with third parties, such as contract research organizations and consultants. At the end of each reporting period, the Company compares the payments made to each service provider to the estimated progress towards completion of the related project. Factors that the Company considers in preparing these estimates include the number of patients enrolled in studies, milestones achieved, and other criteria related to the efforts of its vendors. These estimates will be subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, the Company will record net prepaid or accrued expenses related to these costs. Prepaid clinical expenses represent valid future economic benefits based on our contracts with our vendors and are realized in the ordinary course of business.

(m) INCOME TAXES--Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, tax benefits related to positions considered uncertain are recognized only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

(n) NET LOSS PER COMMON SHARE--Basic and fully diluted net loss per common share is computed using a simple weighted average of common shares outstanding during the periods presented, as outstanding warrants to purchase 13,476,554 and 2,045,846 shares of common stock were antidilutive for the years ended December 31, 2023 and 2022, respectively. Additionally, outstanding options to purchase 899,820 and 425,646 shares of common stock were antidilutive for the years ended December 31, 2023 and 2022, respectively, and therefore also excluded.

(o) STOCK-BASED COMPENSATION-- The Company periodically awards stock to employees, directors, and consultants. In the case of employees and consultants, an expense is recognized equal to the fair value of the stock determined using the closing trading price of the stock on the award date. With respect to directors, the Company accrues stock compensation expense on a quarterly basis based on the Company’s historical director compensation policies, and each quarter recognizes such expense based on the trading price of the common stock during such quarter. This expense is then trued up at the time the shares are issued to directors based on the trading price at the time of issuance.

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

(p) FAIR VALUE MEASUREMENTS AND DISCLOSURES--Accounting Standards Codification (“ASC”) 820, "Fair Value Measurements and Disclosures," requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

(q) USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including regarding contingencies, that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to inventory obsolescence, stock-based compensation, warrant liability valuation, fair value of warrants issued, assumed liabilities associated with Merger (see Note 12), and allowance for credit losses. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could significantly differ from these estimates.

(r) RECENT ACCOUNTING PRONOUNCEMENTS-- In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The ASU is effective for smaller reporting companies in the first quarter of 2023. The Company adopted the new guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)"(“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2023, and determined no material impact on its consolidated financial statements.

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

(s) WARRANTS-- The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified are measured at fair value at each reporting date in accordance with the guidance in ASC 820, “Fair Value Measurement,” with any subsequent changes in fair value recognized in the statement of operations in the period of change. The fair value of liability classified warrants was not material at December 31, 2023 and 2022.

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

CYCLO THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

(8)	LEASES: (CONTINUED)

Other information related to leases for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$17,000	$19,800
Operating lease assets obtained in merger recapitalization	850,542	-
Operating lease liability assumed in merger recapitalization	992,141	-
Weighted-average remaining lease term-operating leases (in years)	.72	.08
Weighted-average discount rate-operating leases	3%	6%

Future sublease income for the year ending December 31, 2024 is $1,390,024.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

Year Ending December 31,	Amount
2024	$1,020,604
2025	21,590
2026	1,804
Total future minimum lease payments	1,043,998
Less: Imputed interest	(10,883)
$1,033,115

(9)	NOTE PAYABLE:

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

The differences between the effective income tax rate reflected in the benefit (provision) for income taxes and the amounts, which would be determined by applying federal statutory income tax rate of 21% at December 31, 2023 and 2022, are summarized as follows:

	2023	2022

Tax benefit (expense) at federal statutory rate	21%	21%
Effect of state taxes	4%	3%
Other	1%	-%
Tax credits, net of reserve	(17)%	15%
Nondeductible expenses	(1)%	(3)%
Valuation allowance - deferred tax assets	(8)%	(36)%
Total tax benefit (provision)	$-	$-

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

●	Expected term of options: The expected term of options represents the period of time options are expected to be outstanding.

●	Expected annual dividends: The estimate for annual dividends is $0 because the Company has not historically paid and does not intend to pay dividends in the foreseeable future.

Share-based compensation expense is recorded on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes weighted-average assumptions used in our calculations of fair value for the years ended December 31, 2023 and 2022:

	2023			2022
Dividend yield		-%			-%
Expected volatility	100.27	-	103.58%	90.5	-	92.3%
Risk-free interest rate	3.36	-	5.36%	1.83	-	2.76%
Expected lives (years)	1	-	6.25	5	-	6.25

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

Kevin J. Strattan, the son of C.E. Rick Strattan, has been employed by us since 2008, and since 2014 has been our Vice President, Finance - Compensation. His annual salary was $180,250 in both 2023 and 2022. In addition, he received cash bonuses of $54,075 in both 2023 and 2022. In 2023 and 2022 Mr. Strattan was also awarded stock options with a value of $21,140 and $44,782, respectively, that vest over 4 years.

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
N. SCOTT FINE Chief Executive Officer (Principal Executive Officer) Date: December 18, 2024